Form 10-K
period 2011-12-31
INTERNATIONAL TEXTILE GROUP INC
filed 2012-03-30
CIK 918964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Registrant’s telephone number, including area code: (336) 379-6299

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based upon the assumption, solely for purposes of this computation, that W.L. Ross & Co. LLC and its affiliates (the majority stockholders of the Company) and all of the officers and directors of the registrant were affiliates of the registrant) as of the last business day of the registrant’s most recently completed second fiscal quarter was $81,241.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
Class	Outstanding at March 15, 2012
Common Stock, par value $.01	17,468,327 Shares
DOCUMENTS INCORPORATED BY REFERENCE:
NONE

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	3

PART I

ITEM 1.	BUSINESS	4

ITEM 2.	PROPERTIES	13

ITEM 3.	LEGAL PROCEEDINGS	14

ITEM 4.	MINE SAFETY DISCLOSURES	14

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	15

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	33

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	33

ITEM 9A.	CONTROLS AND PROCEDURES	33

ITEM 9B.	OTHER INFORMATION	34

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	34

ITEM 11.	EXECUTIVE COMPENSATION	38

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	41

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	42

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	43

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	44

SIGNATURES	48

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	F-1

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

Forward-looking statements are inherently predictive and speculative and are not a guarantee of performance. No assurance can be given that any of such statements, or the results predicted thereby, will prove to be correct. All forward-looking statements are based on management’s current beliefs and assumptions, such as assumptions with respect to general economic and industry conditions, cost and availability of raw materials, expected timing of production at various international greenfield initiative locations, the ability to maintain compliance with the requirements under various credit facilities, expected national and international legislation and regulation, and potential financing sources and opportunities, among others, all of which in turn are based on currently available information and estimates. Any of these assumptions could prove inaccurate, which could cause actual results to differ materially from those contained in any forward-looking statement.

In addition to changes to the underlying beliefs and assumptions, developments with respect to important factors including, without limitation, the following, could cause our actual results to differ materially from those made or implied by any forward-looking statements:
•	national, regional and international economic conditions and the continued uncertain economic outlook;
•	our financial condition, which may place us under stress and/or put us at a competitive disadvantage compared to our competitors that have less debt;
•	our inability to repay or refinance our debt currently due or as it becomes due at our international greenfield initiative locations or otherwise;
•	actions by any lenders under our various financing arrangements to proceed against the collateral securing such indebtedness, when and if such rights are available;
•	significant increases in the underlying interest rates on which our floating rate debt is based;
•	our ability to comply with the covenants in our financing agreements, or to obtain waivers of these covenants when and if necessary;
•	significant increases in the prices of energy and raw materials and sufficient availability of raw material, and our ability to plan for and respond to the impact of those changes;
•	lower than anticipated demand for our products;
•	our international greenfield initiatives not producing the expected benefits or restarting production, or incurring asset impairments;
•	our ability to generate sufficient cash flows, maintain our liquidity and obtain funds for working capital related to our operations, specifically including our international greenfield initiatives;
•	our dependence on the success of, and our relationships with, our largest customers;
•	competitive pricing pressures on our sales, and our ability to achieve the level of cost reductions required to sustain global cost competitiveness;
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

PART I

ITEM 1.             BUSINESS

Company Overview

Business

International Textile Group, Inc. (“ITG”, the “Company”, “we”, “us” or “our”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations principally in the United States, China, and Mexico. The Company believes it is one of the world’s largest and most diversified producers of denim fabrics and the largest producer of better denim fabrics for products distributed through department stores and specialty retailers. In addition, the Company believes it is one of the largest worsted wool manufacturers and commission printers and finishers in North America, and is a leading developer, marketer and manufacturer of other fabrics and textile products. ITG’s long-term focus includes realizing the benefits of its global expansion, including reaching full production at ITG facilities in China, as described below. The Company’s global denim facility in Nicaragua has been idled since April 2009, and the Company’s manufacturing complex in Vietnam was idled in January 2012.

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

Financial Condition

As a result of the unfavorable global economic environment and highly competitive markets in which it operates, the Company has incurred significant operating losses in recent periods. In addition, in 2011 and continuing into 2012, working capital needs have increased significantly at the Company due to historically high raw material costs, including the cost for cotton, the principal raw material used in the manufacture of the Company's products. In response, the Company has continued to restructure its global operations and aggressively sought opportunities to reduce its costs, including attempting to pass along raw material price increases to customers. These actions have been designed to lower overall operating costs and further streamline the Company’s organizational structure. In evaluating the Company’s financial condition and operating performance, the Company’s primary focus remains on revenue growth and operating cash flow generation. As described in more detail elsewhere in this annual report on Form 10-K, the Company and its subsidiaries have a significant amount of debt outstanding under various credit facilities and agreements and, in certain instances, the ability to incur additional debt. As of December 31, 2011, the Company had $492.5 million of debt and short-term borrowings, $82.7 which is due and payable in 2012 and $65.6 million of which is callable and classified as currently due. Approximately $164.4 million of the Company's debt on a consolidated basis (of which $69.6 million is due and payable in 2012 and $51.4 million is callable and classified as currently due) is debt of certain of the Company's international subsidiaries, which debt is non-recourse to the ITG parent company.  In addition, included in the consolidated debt is $230.5 million of non-current debt due to related parties.

As of December 31, 2011 and continuing through the date hereof, the Company was not in compliance with a covenant under its Senior Subordinated Notes (defined below). Under the terms of the agreement governing these Notes, such noncompliance constitutes an event of default that gives the holders thereof the right, among others, to declare all outstanding principal and accrued interest under the facility (approximately $14.2 million at December 31, 2011) immediately due and payable after the passage of a 120 day waiting period, and to take possession of and dispose of certain assets of the Company after a 540 day waiting period. These waiting periods have not commenced as of the filing of this annual report on Form 10-K.  The Company continues to evaluate all of its options with respect to these Notes and remains in discussions with the holders thereof relating to each party’s rights and obligations thereunder and the potential for amendments or waivers from various provisions of such agreement. The Company cannot provide any assurances as to its ability to obtain any necessary modifications, amendments or waivers, or the timing or costs thereof.

In connection with the foregoing, in March 2012, the Company and the other parties thereto entered in to an amendment to the Company's $105.5 million Amended and Restated Credit Agreement (the “2011 Credit Agreement”). This amendment, among other things, resets the minimum fixed charge coverage ratio with which the Company must comply for specified periods in 2012 and waives, until March 31, 2013, the cross default thereunder which would otherwise arise from the event of default arising under the agreement relating to the Senior Subordinated Notes described above. No assurances can be given that the Company will be able to obtain any further necessary modifications, amendments or waivers to the agreement in the future, or concerning the timing or costs thereof.

As previously disclosed, the Company's subsidiary in Nicaragua ("Cone Denim de Nicaragua" or "CDN") has been idled since 2009. Through December 31, 2011, this subsidiary had not made required payments of $11.1 million for principal and $5.6 for interest and late fees related to its bank term loan. This indebtedness is non-recourse to the Company, but is secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN.

Further, as described in more detail elsewhere in this annual report on Form 10-K, on March 10, 2012, the Company’s Vietnam subsidiary ("ITG-PP"), which was idled in January 2012, received a notice of an event of default from the bank lender thereto that declares all outstanding principal of $17.9 million and accrued interest payable of $0.3 million as such date immediately due and payable, and gives the bank the right, among others, to take possession of and dispose of the assets of ITG-PP. This indebtedness is non-recourse to the Company. The Company remains in negotiations with this bank on behalf of ITG-PP, but cannot predict the outcome thereof.

Notwithstanding the fact that certain of this indebtedness is non-recourse to the ITG parent company, the Company continues to monitor and evaluate developments at its international subsidiaries. Additional negative developments may materially adversely impact the Company's ability to implement its overall business strategy, and may result in the Company incurring significant impairment or other charges in one or more periods, which could also materially adversely impact the Company.

Although the Company believes it is positioned to manage its liquidity requirements within its businesses over the next twelve months through funds expected to be generated from operations and available borrowing capacity, there can be no assurances that the Company will not be further negatively affected by general economic, industry specific, legislative, competitive or regulatory factors.  Any further negative developments, or the Company's inability to timely remedy material defaults in one or more of its credit facilities, or to obtain necessary modifications, amendments or waivers to its credit facilities, could have a material adverse impact on the Company.

For additional information on the Company's liquidity position and indebtedness, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this annual report on Form 10-K.

Products and Segments

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and four reportable segments that are presented herein. The reporting of the Company’s operations to the CODM in five segments is consistent with how the Company is managed and how resources are allocated by the CODM. Segment data for all periods presented in the accompanying consolidated financial statements have been recast to conform to the current presentation as reported to the CODM.

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

The Company has constructed a dyeing and finishing plant in China, which supports the Company’s synthetic apparel business, primarily for customers who cut garments in the Eastern Hemisphere. Targeted areas of growth for this plant include expansion of the protective barrier fabrics business in Europe, commission processing of apparel and interior furnishings fabrics for other Chinese mills, and expansion into automotive fabric production.

Through its automotive safety business, the Company produces automotive airbag fabrics, which are components of airbag modules. The Company and other component manufacturers that sell their products to airbag module integrators are generally referred to as Tier 2 suppliers to the automotive industry. Airbag module integrators, which sell complete airbag modules to automobile manufacturers, are generally referred to as Tier 1 suppliers to the automotive industry. Tier 1 suppliers generally produce a majority of the components required for a complete airbag module. However, as the industry has evolved, Tier 1 suppliers have outsourced varying portions of non-proprietary components, such as airbag fabric and airbag cushions, to Tier 2 suppliers that specialize in the production of individual airbag components. The Company has positioned itself as one of only a limited number of independent airbag fabrics supplier in North America, and also exports airbag fabric into Europe.

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

Narrow Fabrics Segment

The narrow fabrics segment consists of narrow webbing products for safety restraint products such as seat belts, as well as for military and technical uses including webbing for backpacks, parachute cords, duffel bags, helicopter slings, hose coverings and fall protection.

All other

The all other segment consists of operations related to the idled Cone Denim de Nicaragua plant facility, transportation services and other miscellaneous items.

Discontinued operations

On March 31, 2011, the Company entered into an agreement to sell certain assets related to its jacquard fabrics business, including accounts receivable, inventories, certain intellectual property and property, plant and equipment. The Company’s results of operations include net sales from the jacquard fabrics business of $3.6 million and $16.5 million in 2011 and 2010, respectively, and pre-tax losses of $0.1 million and $0.0 million in these periods, respectively. The results of operations related to the jacquard fabrics business are presented as discontinued operations for all periods presented in this Form 10-K.

Segment and Geographic Information

The Company generally attributes its revenues based on the ultimate destination of products and attributes its long-lived assets to a particular country based on the location of the assets within each of the Company’s production facilities (see Item 2. “Properties”). The following table presents sales and long-lived assets (including long-lived assets classified as assets held for sale) by reportable segment and geographic area as of and for the fiscal years ended December 31, 2011 and 2010 (in thousands).

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2011	2010

Net Sales:
Bottom-weight Woven Fabrics	$638,391	$552,244
Commission Finishing	44,520	51,040
Narrow Fabrics	30,117	32,086
All Other	885	664
	713,913	636,034
Intersegment sales	(19,541)	(19,904)
	$694,372	$616,130

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2011	2010
Net Sales:
United States	$285,495	$297,222
Mexico	240,071	173,711
Other Foreign	168,806	145,197
	$694,372	$616,130

	December 31, 2011	December 31, 2010
Long-lived Assets:
United States	$31,562	$37,449
China	70,112	75,953
Vietnam	38,003	41,321
Nicaragua	28,580	31,184
Mexico	25,235	26,465
	$193,492	$212,372

Business Strategy and International Initiatives

ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. As such, the Company’s manufacturing footprint includes 15 production facilities in 5 countries. However, the Company’s global denim facility in Nicaragua has been idled since April 2009, and the Company’s manufacturing complex in Vietnam was idled in January 2012. The Company continues to monitor its strategic alternatives in those regions . Combined with capabilities in the U.S. and Mexico, the international greenfield facilities are key parts of the Company’s comprehensive global supply chain solution that is intended to allow the Company to seamlessly supply products and related services to customers worldwide. We believe geographically aligning with our customers is a critical component of our success. Notwithstanding our continued belief in the expected long-term benefits of our strategy and investments, the recent downturn and subsequent slow recovery in global economic conditions has resulted in certain delays in the recognition of the benefits previously expected.

Cone Denim (Jiaxing) Limited, a technologically advanced vertical denim plant in the city of Jiaxing, Zhejiang Province, China, was established in 2007 as a joint venture 51% owned by the Company. In September 2011, The Company acquired the remaining 49% noncontrolling interest in Cone Denim (Jiaxing) Limited for a nominal value, which resulted in the termination of the joint venture investment agreement. Cone Denim (Jiaxing) Limited provides customers with an option for high quality, premium denims produced in China, which we believe is undersupplied despite the high level of capacity for basic denims in China. Cone Denim (Jiaxing) shipped its initial first quality products four years ago, and produced over 15 million and 14 million yards of fabric in 2010 and 2011, respectively. Chinese cotton prices and U.S. cotton quotas impact volume and pricing out of this facility.

The Company’s fabric dyeing and finishing plant in Jiaxing, China, Jiaxing Burlington Textile Company Limited, is wholly owned. Jiaxing Burlington Textile Company Limited is a high-tech, high-quality piece dyeing and finishing plant that produces synthetic apparel fabrics and contract interior furnishing fabrics. As sales demand has increased, this facility has rapidly expanded its capacity utilization, and production in each of 2010 and 2011 approximated 8 million yards of fabric.

The Company and Phong Phu Corporation completed construction in 2008 of a technologically advanced cotton-based fabrics and garment manufacturing complex in DaNang, Vietnam (the “ITG-PP Joint Venture”), which has the capability to offer apparel customers a total supply chain solution from fabric to finished garments, including fabric dyeing and finishing operations as well as sewing and laundering.  ITG-PP Joint Venture is 60% owned by the Company and certain disputes exist between the Company and its joint venture partner. The Company and its joint venture partner have entered into an arbitration process to resolve their disputes. As a result of such disputes, in December 2011 the board of directors of ITG-PP Joint Venture passed a resolution to idle the Vietnam operation for an unknown period of time, which idling began in January 2012. In addition, on March 10, 2012, Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), as lender under ITG-PP Joint Venture’s bank term loan and short-term borrowing facilities, sent ITG-PP Joint Venture a notice of an event of default that declares all outstanding principal and accrued interest under the Techcombank facilities immediately due and payable, and gives the bank the right, among others, to charge penalty interest on the outstanding balance and take possession of and dispose of the assets of ITG-PP Joint Venture. As of March 10, 2012, there was approximately $18.2 million of principal and accrued interest outstanding under the Techcombank facilities. The Techcombank loans are non-recourse to the ITG parent company or any other subsidiary of the Company. In addition, the ITG parent company currently has loans outstanding with ITG-PP of approximately $34.5 million, including accrued interest, that are collateralized by the assets of ITG-PP on a junior basis. Through December 31, 2011, Cone Denim de Nicaragua had not made $16.7 million of required term loan principal, interest and late fee payments. Upon a default under the term loan agreement, all amounts outstanding thereunder are immediately due and payable, and the lenders thereunder have the right to proceed against the collateral securing such loans. The Company has estimated that the fair value of its collateral is sufficient to satisfy its debt obligations. Because of the uncertainties related to Cone Denim de Nicaragua and the related issues, the Company has classified the entire amount of such debt, $38.0 million, as current as of December 31, 2011 and 2010.

In April 2008, the Company opened a 28 million yard capacity vertical denim plant, Cone Denim de Nicaragua, in Nicaragua. The choice of Nicaragua reflected the Company’s then-current belief that Nicaragua, and Central America generally, would be long-term providers of apparel products to the U.S. market, given their regional proximity and competitive labor base. However, in December 2008, the Company was notified of the closing of the cut/sew/laundry operations owned by a significant customer of Cone Denim de Nicaragua in Central America and, in February 2009, the largest customer of Cone Denim de Nicaragua announced that it would be discontinuing production in certain of its facilities in the Central American region. These plant closures by our customers demonstrate a significant deterioration of the Central American supply chain, which was critical to the long-term success of the Company’s operations in that region. As previously disclosed, in April 2009, the Company idled this facility until further strategic alternatives are finalized. The Company continues to monitor the length of the idling, as anything other than temporary could result in a further material non-cash impairment charge in the bottom-weight woven fabrics segment.

In 2007, the Company’s Burlington WorldWide (BWW) business unit entered into a marketing and commercial partnership with OCM India Limited (OCM). OCM is a leading Indian manufacturing company of worsted wool fabrics located in Amritsar, India and is majority-owned by affiliates of WLR. Under the agreement, BWW provides technical and manufacturing support to OCM in the development of advanced manufacturing processes and operations and the development of new wool fabrics with opportunities to promote and use fabric technologies developed by BWW. BWW has developed and operates an export program for the sale of OCM products to the U.S. market. Also, OCM is licensed to produce and sell enhanced wool fabrics under the BURLINGTON® brand name to the domestic Indian market.

The Company’s international initiatives, including its significant foreign operations and exports to foreign markets, are subject to a number of risks not attendant to operations in the United States.

Customers

The Company markets and sells its products to a diversified, worldwide customer base within the bottom-weight woven fabric, government uniform fabric, decorative fabric, automotive safety and specialty fabric and services markets. The Company markets and sells its products to leading apparel brands in the world within the bottom-weight woven fabric market.

The Cone Denim and Burlington WorldWide divisions serve customers throughout the apparel and specialty fabric supply chains, including a variety of cut and sew contractors and apparel wholesalers and retailers, worldwide. The Company believes it is a leading supplier to the world’s leading jeanswear brands. The Company also believes it is a leading supplier to the U.S. military, directly and indirectly, of worsted wool fabrics for dress uniforms and printed fabrics for battle dress uniforms. In addition,  printed fabrics for battle dress uniforms are marketed through the Company’s commission finishing segment.

The Company’s business is dependent on the success of, and its relationships with, its largest customers. The loss of any key customer or a material slowdown in the business of one of its key customers could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position. One customer, V.F. Corporation, accounted for more than 10% of the Company’s net sales for the year ended December 31, 2011. Additionally, the Company believes one of its customers, Levi Strauss & Co. (“Levi Strauss”), is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products. Although Levi Strauss is not directly liable in any way for the payment by any of those contractors for fabric purchased from the Company, the Company believes that continued sales to these customers are dependent upon the Company maintaining a strong supplier/customer relationship with Levi Strauss, as well as Levi Strauss’ continued success in the marketplace.

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

The Company competes upon various criteria, including its ability to meet stringent performance and technical requirements and similarly high ongoing quality standards, its ability to develop seasonal programs and keep up with temporary and/or seasonal demand, ongoing technical and design innovation, on-time delivery, creating solutions that meet customer needs, and price. Entry into the market for U.S. military dress uniform fabrics is greatly limited by precise product specifications established by the U.S. Department of Defense, particularly those regarding color matching. We believe the Company’s ability to meet the U.S. Department of Defense’s strict product specifications has positioned the Company as a long-standing preferred supplier under such military contracts. Imports of foreign-made textile and apparel products, such as denim, men’s worsted wool tailored suiting fabrics, men’s and women’s synthetic active wear fabrics, and dobby fabric used in the commercial and institutional contract interior furnishings market, are a significant source of competition. The Company believes that imports of textile and apparel garments from Asia will continue to rise due to the continued growth of imports from Vietnam and similar countries as a result of price advantages and improving production and distribution facilities. The expected continued growth of imports is expected to continue to place competitive pressures on the Company’s historical U.S. manufacturing locations, which the Company believes may be partially offset by the potential for continued capacity additions at international initiatives as market conditions dictate.

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

Raw Materials

The Company uses many types of fiber, both natural (principally cotton and wool) as well as synthetic (polyester, nylon, polypropylene, acrylic, rayon, Tencel®, Nomex, and acetate), in the manufacture of its textile products. The Company sources raw materials from a range of suppliers and strives to maintain at least two relationships for all key materials to limit exposure to any one supplier. Other materials, such as dyes and chemicals, are generally available, but, as in the case of the Company’s primary raw materials, continued availability is dependent to varying degrees upon the adequacy and cost of the polymers used in production, as well as petroleum prices.

Cotton and wool are generally available from a wide variety of domestic and foreign sources. During the latter part of 2010, cotton prices began increasing dramatically and reached historical highs in the first half of 2011 due to weather-related and other supply disruptions, which, when combined with increasing demand for cotton, particularly in Asia, created concerns about continued short-term availability in addition to increased costs for the Company’s products. While cotton prices have recently declined from the historical highs, cotton and wool prices continue to fluctuate and remain high as compared to historical levels. While wool prices have also recently declined from their second quarter 2011 highs, wool prices continue to fluctuate and are expected to remain high into 2012 as compared to historical levels. Synthetic fibers, principally polyester, are also generally available from a wide variety of sources both domestically and abroad. However, the prices of those fibers are influenced heavily by demand, manufacturing capacity, petroleum prices and the cost of the underlying polymers.

The Company’s bottom-weight woven fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. Because of the Company’s commitments related to raw materials, declines in selling prices below the committed price have had, and could continue to have, a negative impact on the Company’s results.  While petroleum prices were relatively stable in 2010 and 2011, any future price pressures, which the Company cannot predict, would negatively impact the Company’s raw material costs in the future. If  the Company incurs increased raw material or other costs that it is unable to recoup through price increases, or experiences interruptions in its raw materials supply, our business, results of operations, financial condition and cash flows may be adversely affected.

While the Company has been able to pass on some of the increased raw material costs through to its customers, the Company’s margins were negatively impacted in 2010 and 2011 by these and other higher raw material prices and are expected to continue to be negatively impacted in the near future, if not sufficiently offset with pricing increases to customers or other volume gains in 2012. Any dramatic or unexpected additional increases in raw material prices could have a material adverse effect on the Company’s results of operations and cash flows.

Employees

As of December 31, 2011, the Company employed approximately 7,800 individuals worldwide. The Company believes it is in full compliance with federally regulated minimum wage requirements in all of its locations. Employees at the Company’s White Oak and Boykins plants in the United States and at its facilities in Mexico are unionized. The Company has not experienced any work stoppages related to its work force and considers its relations with its employees and all unions currently representing its employees to be good.

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

The United States and other countries in which the Company’s products are manufactured and sold may impose new duties or tariffs, change standards for the classification of products or implement other restrictions. Management monitors developments and risks related to duties, tariffs, quantitative limits and other trade-related matters pending with the U.S. and foreign governments. Customers of the automotive safety business often require the Company to meet specific requirements for design validation. The Company and its customers jointly participate in design and process validations and customers have reliability and performance criteria which must be met prior to qualifying suppliers and awarding a purchase order. The Company also performs process capability studies and designs experiments to determine whether the manufacturing processes meet or exceed the quality levels required by each customer.

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

Research and Development

The Company is committed to research and development of new products, product and process improvements, and improving the quality of its existing products. These efforts are primarily channeled toward improving the quality, styling and performance of its fabrics and related products. The Company’s research and development costs were approximately $6.3 million in 2011 and $7.4 million in 2010.

The Company’s Burlington Labs division, which is a part of the bottom-weight woven fabrics segment, works with technology vendors to develop new fabric innovations in exchange for exclusivity commitments from these vendors on new products and to explore and develop proprietary technologies exclusive to Burlington WorldWide, including chemical formulations, fiber enhancements and fabric processing applications designed to lead to new fabric innovations. These innovations include odor absorption, insect repellency, flame retardancy and sun protection properties woven into fabrics without compromising hand aesthetics and appearance. These products are generally used in activewear and military apparel as well as in hospitals and home fashions. Both Burlington WorldWide and Cone Denim have a history of research and development projects which have resulted in new products such as denim fabrics with unique appearances, specialty fabrics with performance characteristics such as moisture wicking and stain repellency, and fabric with fire retardant properties.

The Company has substantially completed the development of certain proprietary computer aided design and manufacturing systems and other methods to facilitate and streamline interaction between employees and the Company’s customers, primarily in the bottom-weight woven fabrics segment.

Intellectual Property

The Company maintains a portfolio of patents, trade secrets, trademarks and copyrights. The Company and its affiliates hold a number of patents that relate to technical improvements, and the enhancement of product performance, with respect to airbag fabric and technical related products. Provided that all requisite maintenance fees are paid, the patents held by the Company will expire at various times through 2022. The Company also has several registered trademarks for brand names for some of its technical fabrics, including WeatherMax and MCS, which are subject to renewal at various times through 2015. While the Company’s intellectual property portfolio is an important Company asset, neither its business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret. As the laws of many countries do not protect intellectual property to the same extent as the laws of the United States, the Company cannot ensure that it will be able to adequately protect its intellectual property assets outside of the United States. The failure to protect our intellectual property assets could have a material adverse affect on our business.

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

Restructuring Activities in the Bottom-weight Woven Fabrics Segment

As described above, the Company announced in December 2011 that the ITG-PP joint venture facility would be idled for an unknown period of time beginning in January 2012. In 2011, the ITG-PP Joint Venture incurred the following direct costs related to the decision to idle the facility: $3.2 million of inventory write-downs, $0.4 million of uncollectible receivables and $0.1 million of statutory severance termination benefits related to approximately 1,200 employees.

Workforce reductions of approximately 30 employees were made in 2011 at the bottom-weight woven fabrics segment’s White Oak denim facility due to the outlook for low product demand in 2012 resulting in restructuring charges of $0.2 million for severance and COBRA benefits.

Other Restructuring Activities

Certain cost reduction programs associated with selling, administrative and other functions at the Company’s corporate headquarters and other locations, including the realignment of its Cone Denim and Burlington WorldWide divisions, have resulted in the termination of approximately 380 employees since such programs were initiated in the fourth quarter of 2008. Evaluation of the Company’s businesses and operations has continued, and the Company has recorded additional charges of $0.6 million and $0.1 million related to these programs in 2011 and 2010, respectively.

ITEM 2.             PROPERTIES

The Company’s corporate headquarters are located in Greensboro, North Carolina, in a facility that is leased by the Company. As indicated below, the Company owns most of its manufacturing facilities. The Company believes all facilities and machinery and equipment are in good condition and are suitable for the Company’s needs. The Company’s principal manufacturing, distribution and administrative facilities at December 31, 2011 are listed below:

PRINCIPAL PROPERTIES

Facility Name (Location)	Products and Segment	Country Location	Owned/ Leased	Approximate Floor Area (Sq. Ft.)

Burlington Finishing Plant (Burlington, North Carolina)	Synthetic apparel and interior furnishings fabrics finishing (1)	U.S.	Owned	426,000
Boykins Plant (Boykins, Virginia)	Narrow webbing (2)	U.S.	Owned	213,000
Carlisle Finishing Plant (Carlisle, South Carolina)	Commission finishing and government (3)	U.S.	Owned	665,000
Dunean Plant (Greenville, South Carolina)	Automotive safety (1)	U.S.	Owned	826,000
Raeford Plant (Raeford, North Carolina)	Apparel and government (worsted) (1)	U.S.	Owned	647,000
Richmond Plant (Cordova, North Carolina)	Apparel, government and automotive safety (synthetic, worsted) (1)	U.S.	Owned	556,000
White Oak Plant (Greensboro, North Carolina)	Apparel (denim) (1)	U.S.	Owned	1,567,000
Casimires Plant (Yecapixtla, Morelos)	Apparel (worsted) (1)	Mexico	Owned	699,000
Cone Denim Jiaxing Plant (Jiaxing Zhejiang)	Apparel (denim) (1)	China	Owned	630,000
Cone Denim de Nicaragua (Managua)	Apparel (denim) (5)	Nicaragua	Owned	620,000
ITG Phong Phu Plant (DaNang)	Apparel (cotton) (1) (5)	Vietnam	Owned (4)	513,000
Jiaxing Burlington Textile Company (Jiaxing, Zhejiang)	Apparel (synthetic) and interior furnishings fabrics finishing (1)	China	Owned	187,000
Parras Cone Plant (Parras de la Fuente, Coahuila)	Apparel (denim) (1)	Mexico	Owned	652,000
Summit Yarn Plant (Yecapixtla, Morelos)	Apparel (denim) (1)	Mexico	Owned (4)	280,000
Yecapixtla Plant (Yecapixtla, Morelos)	Apparel (denim) (1)	Mexico	Owned	493,000
____________

(1)	Bottom-weight woven fabrics segment
(2)	Narrow fabrics segment
(3)	Commission finishing segment
(4)	Joint venture
(5)	Idled facility

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

As previously disclosed, three substantially identical lawsuits were filed in the Court of Common Pleas, County of Greenville, State of South Carolina related to the merger of the Company and a company formerly known as International Textile Group, Inc. (“Former ITG”) in late 2006 (the “Merger”). The first lawsuit was filed in 2008 and the second and third lawsuits were filed in 2009, all by the same attorney. These three lawsuits were consolidated in 2010. The actions name as defendants, among others, certain individuals who were officers and directors of Former ITG or the Company at the time of the Merger. The plaintiffs have raised purported derivative and direct (class action) claims and contend that certain of the defendants breached certain fiduciary duties in connection with the Merger. The plaintiffs have also made certain related claims against a former advisor of a defendant. While the Company is a nominal defendant for purposes of the derivative action claims, the Company is not aware of any claims for affirmative relief being made against it. However, the Company has certain obligations to provide indemnification to its officers and directors (and certain former officers and directors) against certain claims and believes the lawsuits are being defended vigorously. Certain fees and costs related to this litigation are to be paid or reimbursed in part under the Company’s insurance programs. Because of the uncertainties associated with the litigation described above, management cannot estimate the impact of the ultimate resolution of the litigation. It is the opinion of the Company’s management that any failure by the Company’s insurance providers to provide any required insurance coverage could have a material adverse impact on the Company’s consolidated financial statements.

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

ITEM 4.             MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted under the symbol ITXN.PK on the Pink OTC Markets Inc. or “Pink Sheets” electronic quotation system. As a result of the significant concentration of stock ownership by affiliates of WLR, as described elsewhere herein, the level of public float of the Company’s common stock is extremely limited. There can be no assurances that an active trading market in the Company’s common stock will develop and, if it does develop, will be sustained. The following table sets forth the range of high and low bids on the common stock during each quarter within the years ended December 31, 2011 and 2010, respectively, as reported by the Pink Sheets. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low

Year Ended December 31, 2011
First Quarter	$0.05	$0.03
Second Quarter	0.045	0.03
Third Quarter	0.03	0.03
Fourth Quarter	0.04	0.02

Year Ended December 31, 2010
First Quarter	$0.06	$0.03
Second Quarter	0.06	0.04
Third Quarter	0.05	0.04
Fourth Quarter	0.06	0.04

As of February 29, 2012, there were approximately 375 holders of record of the Company’s common stock.

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

During the three months ended December 31, 2011, the Company did not repurchase any equity securities that were registered by the Company pursuant to Section 12 of the Exchange Act.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	371,052	$10.10	4,000,000
Equity compensation plans not approved by security holders	-	$-	-
Total	371,052	$10.10	4,000,000

In connection with the Merger, the Company assumed the Equity Incentive Plan (the “Equity Incentive Plan”) and the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”) of Former ITG. No further grants of equity awards are authorized to be made under either of these plans. As of December 31, 2011, a total of 337,465 and 33,587 shares may be issued under outstanding awards at a weighted average exercise price of $10.10 and $10.10 under the Equity Incentive Plan and the Directors’ Plan, respectively.

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

OVERVIEW

Our Company

International Textile Group, Inc. (“ITG,” the “Company,” “we,” “us” or “our”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations principally in the United States, China, and Mexico. ITG’s long-term focus includes realizing the benefits of its global expansion, including reaching full production at ITG facilities in China , as described below, and continuing to seek other strategic growth opportunities.

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

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and four reportable segments that are presented herein. The bottom-weight woven fabrics segment includes heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, cotton twill garment production, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The narrow fabrics segment consists of narrow webbing products for safety restraint products such as seat belts and military and technical uses. The all other segment consists of expenses related to the idled Cone Denim de Nicaragua plant facility, transportation services and other miscellaneous items. The Company’s previous interior furnishings fabrics segment, consisting of contract jacquard fabrics and upholstery for the residential and commercial markets, is presented as discontinued operations in all periods presented in this annual report.

Strategy

ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. As such, the Company’s manufacturing footprint includes 15 production facilities in 5 countries. However, the Company’s global denim facility in Nicaragua has been idled since April 2009, and the Company’s manufacturing complex in Vietnam was idled in January 2012.  The Company continues to monitor its strategic alternatives in those regions. Combined with capabilities in the U.S. and Mexico, the international greenfield facilities are key parts of the Company’s comprehensive global supply chain solution that is intended to allow the Company to seamlessly supply products and related services to customers worldwide. We believe geographically aligning with our customers is a critical component of our success. Notwithstanding our continued belief in the expected long-term benefits of our strategy and investments, the recent downturn and subsequent slow recovery in global economic conditions has resulted in certain delays in the recognition of the benefits previously expected.

International Greenfield Initiatives

The Company’s facilities in China and Vietnam experienced increasing capacity utilization during 2010 and 2011 as the economy improved from the significant downturn in 2008 and 2009. As previously disclosed, in April 2009, the Company idled its Cone Denim de Nicaragua facility until further strategic alternatives are finalized. The Vietnam facility has continued to incur significant operating losses primarily due to a shortage of available working capital resulting in plant curtailments, late customer deliveries and high air freight costs. As such, the Company and with the assistance of WLR Recovery Fund IV, L.P. (“Fund IV”) made additional investments in the ITG and Phong Phu (“ITG-PP”) joint venture during 2011 (see “Revolving and Term Loans and Factoring Agreements” below). Currently there is no capacity utilization and certain disputes exist between the Company and its joint venture partner. The Company and its joint venture partner have entered into an arbitration process to resolve their disputes. As a result of such disputes, in December 2011 the board of directors of ITG-PP passed a resolution to idle the Vietnam operation for an unknown period of time which idling began in January 2012. In addition, on March 10, 2012, Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), as lender under ITG-PP’s bank term loan and short-term borrowing facilities, sent ITG-PP a notice of an event of default that declares all outstanding principal and accrued interest under the Techcombank facilities immediately due and payable, and gives the bank the right, among others, to charge penalty interest on the outstanding balance and to take possession of and dispose of the assets of ITG-PP. As of March 10, 2012, there was approximately $18.2 million of principal and accrued interest outstanding under the Techcombank facilities.  The Techcombank loans are non-recourse to the ITG parent company or any other subsidiary of the Company. In addition, the ITG parent company currently has loans outstanding with ITG-PP of approximately $34.5 million, including accrued interest, that are collateralized by the assets of ITG-PP on a junior basis. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets; such reviews and tests did not result in any impairment charges in 2011 or 2010. The Company cannot predict the occurrence of future events that might adversely affect the carrying value of long-lived assets and continues to monitor its strategic alternatives in these regions. Any further decline in economic conditions or failure to restart the facilities in these regions on a timely basis could negatively affect the Company’s ability to execute its strategy and result in a material non-cash loss on the deconsolidation of ITG-PP or non-cash impairment charges with respect to the Company’s long-lived assets, including any of its property, plant and equipment.

Business and Industry Trends

The global economic environment continues to be uncertain and volatile. Concerns related to continued high unemployment, government and municipal budgetary issues and the prospects for sustained economic recovery continue to impact consumer, military and municipal spending and our businesses, which could continue to have adverse effects in the significant markets in which we operate. The Company has taken, and expects to continue to take, steps to counter this continued economic uncertainty. These actions include, among other things, negotiating higher sales prices for certain products, negotiating new working capital financing arrangements, focusing on new product development projects and implementing cost saving initiatives.

During the latter part of 2010, cotton prices began increasing dramatically and reached historical highs in the first half of 2011 due to weather-related and other supply disruptions, which, when combined with increasing demand for cotton, particularly in Asia, created concerns about continued short-term availability in addition to increased costs for the Company’s products. While cotton prices have recently declined from the historical highs, cotton and wool prices continue to fluctuate and remain high as compared to historical levels. The Company’s bottom-weight woven fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. Because of the Company’s commitments related to raw materials, declines in selling prices below the committed price have had, and could continue to have, a negative impact on the Company’s results.

While we have been able to pass on some of these increased raw material costs through to our customers, the Company’s margins were negatively impacted in 2010 and 2011 by higher raw material prices. In response to the cost increases in raw materials, we have increased sales prices in 2011 and we expect to continue to attempt to increase sales prices as necessary in response to higher costs or committed purchase contracts in order to provide sufficient margins. While petroleum prices were relatively stable in 2010 and 2011, any future price pressures, which the Company cannot predict, would negatively impact the Company’s raw material costs in the future. If the Company incurs increased raw material or other costs that it is unable to recoup through price increases, or experiences interruptions in its raw materials supply, our business, results of operations, financial condition and cash flows may be adversely affected.

Pressures by the U.S. and other governments to require the Chinese renminbi to fluctuate against other currencies have resulted in a recent strengthening of the Chinese renminbi against the U.S. dollar. Such currency reform is generally supported by U.S. companies seeking to reduce imports from China. The Company has two production facilities in China. Certain of the Company’s North American businesses that compete with Chinese imports could see a future benefit from a sustained trend of more expensive imports from China; however, the impact of any general price increases of imported goods on the overall economy and any related effects on the Company’s businesses is uncertain. Because the Company’s plants in China generally are in a Chinese renminbi net liability position, the Company’s results of operations in 2010 and 2011 were negatively affected by the strengthening of the Chinese renminbi against the U.S. dollar, and results are expected to continue to be negatively affected if the Chinese renminbi further strengthens against the U.S. dollar. Fluctuations of the Mexican peso against the U.S. dollar during 2011 also impacted the Company’s results of operations and cash flows. The Company’s operations in Mexico are generally in a peso net liability position and the Company is required to buy pesos to fund such operations. Because of the potential impact on the Company’s businesses and operations from changes in the Company’s foreign operations and/or movements in foreign currency exchange rates that are uncertain, the Company cannot predict the short-term or long-term impact from changes in foreign currency exchange rates on its consolidated financial position, results of operations or cash flows.

Restructuring Charges and Asset Impairments

As a result of the macro-economic conditions discussed above and the continued financial challenges facing the Company, the Company initiated a restructuring plan in late 2011 that focused on reducing overall operating expenses by including manufacturing and other cost reduction initiatives, such as workforce reductions at the bottom-weight woven fabric segment’s White Oak denim facility and administrative functions to improve efficiencies. As described above, the Company announced in December 2011 that the ITG-PP joint venture facility would be idled for an unknown period of time beginning in January 2012 and ITG-PP incurred direct costs related to the decision to idle the facility.  The 2011 restructuring charges are primarily related to the idling of the Company’s ITG-PP joint venture facility in the amount of $3.6 million, the Company’s ongoing multi-segment selling and administrative cost reduction plan in the amount of $0.6 million and workforce reductions at the Company’s White Oak denim facility in the amount of $0.2 million. The 2010 provision for restructuring charges of less than $0.1 million was primarily related to the Company’s multi-segment selling and administrative cost reduction plan.

Results of Operations

Sales and loss from continuing operations before income taxes for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense) - net.  Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for 2011 were primarily attributable to commission finishing sales of $19.5 million.  Intersegment net sales for 2010 were primarily attributable to commission finishing sales of $19.4 million and bottom-weight woven fabrics segment sales of $0.5 million.

	Year Ended
	December 31,	December 31,
	2011	2010

Net Sales:
Bottom-weight Woven Fabrics	$638,391	$552,244
Commission Finishing	44,520	51,040
Narrow Fabrics	30,117	32,086
All Other	883	664
	713,911	636,034
Intersegment sales	(19,539)	(19,904)
	$694,372	$616,130

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$6,263	$16,080
Commission Finishing	(133)	1,393
Narrow Fabrics	(1,962)	(275)
All Other	(3,563)	(3,835)
Total reportable segments	605	13,363
Corporate expenses	(13,190)	(16,200)
Other operating income - net	4,906	5,805
Restructuring charges	(1,235)	(47)
Interest expense	(51,798)	(43,173)
Other income (expense) - net	(6,837)	(2,929)
	(67,549)	(43,181)
Income tax expense	(4,056)	(3,025)
Equity in loss of unconsolidated affiliates	(40)	(92)
Loss from continuing operations	(71,645)	(46,298)
Discontinued operations:
Loss from discontinued operations, net of taxes	(64)	(6)
Gain on disposal, net of taxes	2,066	–
Income (loss) from discontinued operations	2,002	(6)
Net loss	(69,643)	(46,304)
Less: net loss attributable to noncontrolling interests	(10,503)	(8,722)
Net loss attributable to International Textile Group, Inc.	$(59,140)	$(37,582)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Consolidated: Consolidated net sales in 2011 and 2010 were $694.4 million and $616.1 million, respectively, an increase of $78.3 million, or 12.7%, in 2011 compared to 2010. This increase was primarily due to higher selling prices charged to recover higher raw material costs and, to a lesser extent, an improved product mix primarily at the Company’s cotton fabric and garment manufacturing complex in Vietnam and in the technical fabrics and narrow fabrics businesses. Net sales also increased due to sales volume increases primarily at the Company’s cotton fabric and garment manufacturing complex in Vietnam and in the non-government worsted wool and airbag fabrics businesses. These increases were offset by volume declines in most of the Company’s other product lines primarily due to the completion of certain government contracts in 2010, government budget cuts resulting in reduced sales in certain businesses, the 2010 exit by the Company from a low margin non-government seat belt fabric business, and continued unfavorable economic conditions affecting certain segments.

Gross profit in 2011 was $35.9 million, or 5.2% of net sales in 2011, compared to $48.0 million in 2010, or 7.8% of net sales. Gross profit margins were negatively impacted primarily by higher raw material costs that were not fully offset by higher selling prices, foreign exchange losses and manufacturing inefficiencies at certain locations due to volume declines. Gross profit was also negatively impacted by $3.2 million of restructuring charges for inventory write-downs included in cost of goods sold related to the idling of the ITG-PP joint venture facility as described above. Operating income (loss) in 2011 was $(8.9) million compared to $2.9 million in 2010 with such reduction primarily due to the lower gross profit margins described above, higher non-inventory related restructuring charges described below, and lower gains on the disposal of assets.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment in 2011 increased $86.2 million to $638.4 million as compared to the $552.2 million recorded in 2010. The increase in sales primarily resulted from $118.6 million of higher selling prices charged to recover higher raw material costs and improved product mix in most of the segment’s businesses, as well as sales volume increases of $9.0 million primarily in the non-government worsted wool and technical and airbag fabrics businesses primarily due to improved economic conditions related to apparel and the development of new products. In addition, net sales increased by $6.1 million at the ITG-PP facility primarily due to increased sales volumes resulting from the resolution of certain production issues that limited shipments in 2010. Improvements in this segment were partially offset by reduced sales volumes of $47.0 million in other businesses, primarily government uniform fabrics due to the completion of certain government contracts in 2010 and general unfavorable economic conditions affecting demand, as well as increased pricing pressures.

Income in the bottom-weight woven fabrics segment was $6.3 million in 2011 compared to $16.1 million in 2010. Improvements in operating results included $128.0 million due to higher selling prices and improved product mix offset by higher raw material costs of $99.4 million in most of bottom-weight woven fabrics segment’s businesses, and lower labor costs of $2.1 million due to reduced production volumes. These improvements were offset by manufacturing inefficiencies of $33.9 million at certain locations due to volume declines, $3.2 million of inventory write-downs related to the idling of the ITG-PP facility, and negative impacts from changes in foreign currency exchange rates of $3.4 million.

Commission Finishing: Net sales in the commission finishing segment were $44.5 million in 2011 compared to $51.0 million in 2010. The decrease from the prior year period was primarily due to sales volume decreases of $7.7 million due to a slow down in foreign military uniform sales, which were strong in 2010, and to uncertainties in the U.S. military budgets in 2011, which slowed sales orders in 2011. Commission finishing markets in both periods were also negatively affected by diminished discretionary income and consumer spending in the U.S. as well as increased competition. Declines in sales volumes were partially offset by higher selling prices to recover higher raw material costs and improved product mix of $1.4 million. Income (loss) in the commission finishing segment was $(0.1) million in 2011 compared to $1.4 million in 2010. The decrease in operating results was primarily due to lower sales volumes and lower capacity utilization, and higher raw material and labor costs.

Narrow Fabrics: Net sales in the narrow fabrics segment in 2011 and 2010 were $30.1 million and $32.1 million in 2011 and 2010, respectively. The decrease from the prior year was primarily due to lower sales volumes of $6.9 million related to the exit by the Company from a low margin seat belt fabric business in 2010, partially offset by higher sales volumes of $3.0 million from certain government and other contracts as well as higher selling prices and a more favorable product mix of $2.0 million. Loss in the narrow fabrics segment was $2.0 million in 2011 as compared to $0.3 million in 2010. The decrease in operating results was primarily due to higher raw material costs of $2.0 million, lower sales volumes of $0.1 million, manufacturing inefficiencies of $0.3 million and higher selling and administrative costs of $0.1 million, partially offset by higher selling prices of $0.9 million.

All Other: Net sales in the all other segment in 2011 and 2010 were $0.9 million and $0.7 million, respectively. The increase from the prior year period was primarily due to increased transportation services billings as the result of increased yarn shipments to Mexico as well as the addition of new customers in 2011. Loss in the all other segment was $3.6 million in 2011 as compared to $3.8 million in 2010. Operating losses in this segment were primarily due to depreciation and other carrying costs related to the idled Cone Denim de Nicaragua facility.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $48.5 million in 2011 and $50.9 million in 2010. As a percentage of net sales, this expense was 7.0% in 2011 and 8.3% in 2010. Selling and administrative expenses decreased in 2011 primarily due to lower professional fees and rent expense, partially offset by higher 401(k) expense, selling commissions and bank fees.

OTHER OPERATING INCOME—NET: Other operating income–net includes grant income from the U.S. Department of Commerce Wool Trust Fund of $3.2 million in each of 2011 and 2010. The Company records such grant income upon confirmation of the availability of funds from this trust. Other operating income–net in 2011 and 2010 includes net gains related to the disposal of miscellaneous property and equipment of $1.7 million in each year, and income of $0.2 million related to the reduction in the reserve for unrealized losses on cotton and wool purchase commitments in 2010.

RESTRUCTURING CHARGES: In addition to $3.2 million of restructuring charges for inventory write-downs recorded in cost of goods sold related to the idling of the ITG-PP facility as described above, the Company incurred other restructuring charges in 2011 of $1.2 million. Such additional charges were primarily $0.4 million for uncollectible receivables related to the idling of the Company’s ITG-PP facility, $0.6 million of severance and other termination benefits related to the Company’s ongoing multi-segment selling and administrative cost reduction plan, and severance and other termination benefits related to workforce reductions at the Company’s White Oak denim facility in the amount of $0.2 million. The 2010 provision for restructuring charges of less than $0.1 million is primarily related to severance and other termination benefits from the Company’s ongoing multi-segment selling and administrative cost reduction plan.

INTEREST EXPENSE:  Interest expense of $51.8 million in 2011 was $8.6 million higher than interest expense of $43.2 million in 2010 due to higher outstanding balances on the Company’s senior subordinated notes (the “Notes”), the Company’s unsecured subordinated notes and the Company’s U.S. revolving and term loans. Non-cash payable in-kind interest expense on the Company’s unsecured subordinated notes and on the Notes was $32.8 million in 2011 and $30.3 million in 2010, including $30.0 million and $24.5 million, respectively, of non-cash related party interest expense. Additionally, the Company incurred higher interest costs in 2011 due to increased penalty interest amounts on the Cone Denim de Nicaragua term loan principal in arrears and a related party guaranty fee (see “Liquidity and Capital Resources” below).

OTHER INCOME (EXPENSE)—NET: In 2011 and 2010, the Company paid or accrued $13.7 million and $7.2 million, respectively, in legal fees not related to current operations. In 2011 and 2010, the Company recorded $9.2 million and $5.1 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company. Other expense in 2011 and 2010 also includes foreign currency exchange losses of $1.3 million in each year (primarily related to the Company’s operations in China), nonrecurring arbitration expenses of $1.0 million associated with the idling of the ITG-PP facility and $0.2 million related to unrealized losses on derivative instruments in 2011.

INCOME TAX EXPENSE: Income tax expense was $4.1 million in 2011 in comparison with $3.0 million in 2010. Income tax expense was higher in 2011 compared to 2010 primarily due to the expiration of tax credits in Mexico and the timing of the utilization of net operating loss carryforwards. The Company has tax holidays in certain jurisdictions that provide for a zero percent tax rate or a reduced tax rate for a defined number of taxable years in these jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.  Income tax expense for 2011 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $6.2 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets and $12.4 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.8 million and certain foreign and domestic business expenses that are not deductible.  Income tax expense for 2010 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $9.1 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets, an increase in the valuation allowance of $30.0 million which offset $30.0 million of deferred tax benefits related to certain retained net operating loss carryforwards related to a deconsolidated subsidiary, $6.8 million related to foreign income tax rate differentials and adjustments, and certain foreign and domestic business expenses that are not deductible, partially offset by $0.6 million of state income taxes.

DISCONTINUED OPERATIONS: Sales in the Company’s discontinued jacquard fabrics business, which was sold on March 31, 2011, were $3.6 million and $16.5 million in 2011 and 2010, respectively, and loss from discontinued operations, net of income taxes, was $0.1 million and $0.0 million, respectively, in the same periods. The Company recorded a gain on the disposal of the jacquards fabrics business of $2.1 million in 2011 which is also included in discontinued operations.

NONCONTROLLING INTERESTS: Net losses attributable to noncontrolling interests were $10.5 million in 2011 and $8.7 million in 2010. Net losses attributable to noncontrolling interests in 2011, as compared to the 2010 period, were primarily impacted by reduced operating results at the Company’s joint venture in Vietnam which primarily resulted from lower sales volumes, manufacturing inefficiencies and increased pricing pressures. The Company’s consolidated financial statements reflect the Company’s former joint venture in China, Cone Denim (Jiaxing) Limited, as a wholly-owned subsidiary subsequent to the Company’s acquisition in September 2011 of the remaining 49% noncontrolling interest in this company. Such acquisition did not have a material effect on net losses attributable to noncontrolling interests in 2011.

Liquidity and Capital Resources

On March 30, 2011, the Company and certain of its U.S. subsidiaries entered into a $105.5 million Amended and Restated Credit Agreement (the “2011 Credit Agreement”) and on March 23, 2011, a wholly-owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Morelos”), entered into a $20.0 million term loan facility (the “Mexican Term Loan”), which refinanced the outstanding amounts under, and replaced, the Company’s then-existing U.S. bank credit agreement and its Mexican term loan agreement, respectively. The 2011 Credit Agreement matures in 2015 and provides for an $85.0 million revolving credit facility and a $20.5 million term loan facility. The Mexican Term Loan matures in March 2016. In connection with the Mexican Term Loan, a wholly-owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), also entered into a receivables factoring agreement. Proceeds from borrowings under each of the 2011 Credit Agreement and the Mexican Term Loan, and proceeds under the related factoring facility, were used to repay in full all outstanding obligations under the Company’s previously existing Bank Credit and Term Loan Agreements and to repay a portion of the Company’s Notes. See “Revolving and Term Loans and Factoring Agreements” below for a further discussion of the 2011 Credit Agreement and the Mexican Term Loan and related factoring facility. Also in March 2011, the Company obtained amendments or consents to various of its credit facilities to extend the maturity dates of its Tranche A Notes and Tranche B Notes (defined below) to June 2013 and June 2015, respectively, to extend the maturity date of its unsecured subordinated notes (defined below) to March 2016, and to extend the maturity date of its debt at Jiaxing Burlington Textile Company Limited to August 2013. See “Senior Subordinated Notes” below for the classification of the Tranche A Notes in the December 31, 2011 consolidated balance sheet.

The Company has a significant amount of debt outstanding. A substantial portion of the Company’s debt on a consolidated basis is payable by our international subsidiaries and is non-recourse to the ITG parent company. In addition, a substantial portion of the Company’s debt, $230.5 million at December 31, 2011, is payable to related parties (namely, certain entities affiliated with Wilbur L. Ross, Jr., the Company's chairman of the board). The following table presents a summary of the Company’s debt obligations payable to third parties (in thousands). Amounts in the column labeled “U.S.” represent debt guaranteed by, or otherwise with recourse to, the ITG parent company. Amounts in the column labeled “International” represent debt not guaranteed by, or with recourse to, the ITG parent company.

	U.S.	International	Total

Current portion of long-term debt	$4,245	$23,969	$28,214
Callable long-term debt classified as current	14,166	51,386	65,552
Short-term borrowings	8,803	45,648	54,451

Bank debt and other long-term obligations, net of current maturities	70,253	43,444	113,697
Total third party debt	$97,467	$164,447	$261,914

The ITG parent company (U.S.) has also guaranteed an additional $7.4 million through stand-by letters of credit not included in the table above.

None of the Company’s $230.5 million of debt to related parties at December 31, 2011 is current or short-term. Notwithstanding the non-recourse nature of a significant portion of the debt in the table above, the failure by any of the Company’s international subsidiaries to timely meet their respective obligations when due could materially adversely impact the Company’s ability to execute on its international initiatives strategy, or could otherwise result in the Company incurring significant non-cash impairment or other charges.

Due to the significant amount of debt currently due or becoming due in the next twelve months related to the Company’s international operations, the Company expects that it will be required to negotiate new financing agreements or obtain extensions related to existing financing agreements in order to manage its liquidity requirements in the next twelve months. The Company is currently evaluating all of its options related to the funding of required principal payments due within the next twelve months, including the negotiation of amendments to extend the maturity dates of the Company’s international subsidiaries’ debt or the refinancing of such debt on terms acceptable to the Company. The Company has estimated that the fair value of its collateral is sufficient to satisfy its debt obligations. There can be no assurances as to the availability of any necessary financing and, if available, that any potential source of financing would be available on terms and conditions acceptable to the Company. The inability to complete any necessary financings at times, and on terms, acceptable to the Company, or the exercise of any available remedies by lenders, which could result in the acceleration of such indebtedness or, in some instances, the right to proceed against the underlying collateral, would negatively affect the Company’s ability to execute on its international initiatives strategy and have a material adverse effect on the Company.

During 2011, the Company’s principal uses of cash were to fund operations especially related to working capital needs, due to high raw material costs; capital expenditures; and payment of principal, interest and fees on various indebtedness. In response to losses incurred by the Company and significant working capital needs due to high raw material costs that strained the Company’s liquidity in 2011, we have continued to take actions to restructure our global operations and to aggressively reduce our costs. In evaluating our expected financial condition and operating performance, we believe revenues and cash flows will improve in the second half of 2012. Our significant leverage may adversely affect our business and financial performance and restrict our operating flexibility. The level of our indebtedness and our ongoing cash flow requirements expose the Company to a risk that continued or additional adverse economic developments or adverse developments in our business could make it difficult to meet the financial and operating covenants contained in our credit facilities. Our success in generating future cash flows will depend, in part, on our ability to manage working capital efficiently (including reducing the current high cost inventory), reduce operating costs at our plants, increase selling prices to offset higher raw material or other costs and increase volumes and revenue in all segments of our business. (See “Business and Industry Trends” above for certain matters related to raw material costs).

The accompanying consolidated financial statements include certain financial instruments, the fair market value of which may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of December 31, 2011 related to expected yield, the Company estimates that the fair values of its Senior Subordinated Notes and its unsecured subordinated notes are approximately the principal plus accrued interest at December 31, 2011. The estimate of fair value of its borrowings under its various bank loans and other financial instruments generally approximates the carrying values at December 31, 2011 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates and include interest rate margins that were established in connection with the Company’s refinancing activities in March 2011.

Cash Flows and Working Capital

The Company’s primary sources of liquidity have generally been borrowings available under bank credit facilities, issuances of its Notes, project financing arrangements, and borrowings from the WLR Affiliates pursuant to various unsecured subordinated notes. During 2011, the Company’s principal source of funds consisted of revolving and term loan availability under refinanced bank loans, borrowings under certain short-term bank loans, the sale of certain accounts receivable under factoring agreements, issuances of its Notes, and proceeds from the sale of the jacquards fabrics business and other miscellaneous property, plant and equipment. The primary cash requirements of our business include debt service arrangements, working capital needs, costs for employee labor and benefits, and for capital expenditures. Working capital needs increased significantly during 2011 from the prior year due to significantly higher raw material costs, especially cotton and wool. The Company’s inventories increased to $140.1 million at December 31, 2011 from $119.0 million at December 31, 2010, primarily driven by higher costs of raw materials. Increased sales and positive earnings are critical for the Company to ensure sources of funds and compliance with the Company’s debt covenants in the future; however, the Company can provide no assurances that consumers or retailers will not defer purchases due to uncertainty with current and future global economic conditions which could reduce our cash and result in a material adverse effect on our financial condition and results of operations.

The Company’s cash flows are subject to a number of factors, including but not limited to, earnings, sensitivities to raw material and other costs, seasonality, and foreign currency exchange rates and transactions. Because raw material costs generally represent greater than 50% of our cost of goods sold, in periods of rising commodity (e.g., cotton and wool) costs, the Company consumes more cash in operating activities due to increases in accounts receivable (when the Company is able to pass along such cost increases to customers) and inventory costs, which are typically partially offset by the increased balance of accounts payable. There can be no assurances that the Company will not be negatively affected by changes in general economic, industry specific, financial market, legislative, competitive or regulatory factors, or that it will be able to pass along cost increases to its customers, any of which could materially adversely impact the Company’s financial condition and results of operations.

Comparison of Year Ended December 31, 2011 to year Ended December 31, 2010

OPERATING ACTIVITIES: Net cash used in operating activities was $20.0 million in 2011 compared to $14.8 million in 2010. The higher cash outflows were primarily related to an increase in inventories due to higher raw material costs partially offset by the sale of certain accounts receivable under factoring agreements and an increase in accounts payable and accrued expenses. The overall requirements for working capital increased during 2011 due to significant cost increases related to several raw materials, most notably cotton and wool, as well as other costs in the supply chain.

INVESTING ACTIVITIES: Net cash provided by investing activities was $5.3 million in 2011 compared to net cash used in investing activities of $0.9 million in 2010. In 2011, the Company received net cash proceeds of $6.1 million related to the sale of the jacquards fabrics business and $2.6 million from the sale of other property, plant and equipment. Capital expenditures were $3.4 million in 2011 and $3.8 million in 2010, and capital expenditures are projected to be approximately $5.5 million to $6.5 million for 2012. Investing activities in 2010 included $2.1 million of proceeds from the sale of property, plant and equipment and $0.8 million of distributions from the Company’s unconsolidated affiliates.

FINANCING ACTIVITIES: Net cash provided by financing activities of $15.4 million in 2011 reflects the net effects of the Company’s March 2011 debt refinancing activities as well as net proceeds of $26.2 million from bank revolving loans, net proceeds from short-term bank borrowings of $5.5 million related mainly to Cone Denim (Jiaxing) Limited and ITG-PP, proceeds from the issuance of $11.0 million of Notes, and scheduled repayments of term loans and capital lease obligations of $28.1 million. Refinancing activities included proceeds from the issuance of new term loans of $40.5 million, the repayment of maturing term loans of $6.6 million, proceeds from new bank revolving lines of credit of $48.0 million, the repayment of the maturing revolving line of credit of $38.6 million, the payment of financing fees of $2.7 million, and the repayment of the principal amount of certain Notes of $39.0 million using proceeds primarily from the refinanced bank debt and related activities. Net cash provided by financing activities of $14.0 million in 2010 was primarily attributable to net borrowings of $8.9 million under bank revolving loans, proceeds from the issuance of $12.0 million of Notes, capital contributions from minority shareholders of $1.2 million, and proceeds of short-term bank borrowings of $0.5 million, partially offset by $8.4 million from the repayment of certain term loans and capital lease obligations. In addition, checks issued in excess of deposits decreased by $0.7 million and $0.3 million in 2011 and 2010, respectively.

Revolving and Term Loans and Factoring Agreements

On March 30, 2011, the Company and certain of its U.S. subsidiaries entered into a $105.5 million Amended and Restated Credit Agreement with General Electric Capital Corporation (“GE Capital”), as agent and lender, and certain other lenders signatory thereto (as amended, the “2011 Credit Agreement”), which replaced the Company’s then-existing U.S. bank credit agreement and its Mexican term loan agreement. The 2011 Credit Agreement provides for a revolving credit facility (the “U.S. Revolver”) initially in the amount of $85.0 million and a $20.5 million term loan facility (the “U.S. Term Loan”), each having a maturity date of March 30, 2015. On December 27, 2011, the Company and the lenders under the 2011 Credit Agreement entered into Consent and Amendment No. 4 to the 2011 Credit Agreement which provides the Company with additional available liquidity through an increase of $10.0 million in revolving loan commitments under the 2011 Credit Agreement, with the availability thereunder remaining subject to the borrowing base limitations contained in the 2011 Credit Agreement.

The U.S. Term Loan requires the repayment of $0.5 million in principal per month from May 2011 to April 2012, and $0.3 million per month thereafter until maturity, at which date the entire remaining principal balance of the U.S. Term Loan is due. Borrowings under the 2011 Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option. At December 31, 2011, there was $60.0 million outstanding under the U.S. Revolver at a weighted average interest rate of 4.6% and $14.0 million outstanding under the U.S. Term Loan at a weighted average interest rate of 4.4%. As of December 31, 2011, the Company had $11.8 million of standby letters of credit issued in the normal course of business, none of which had been drawn upon, that reduced the borrowing availability under the U.S. Revolver. At December 31, 2011, availability under the U.S. Revolver was approximately $6.9 million.

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

Under the 2011 Credit Agreement, the Company is required to maintain availability, or average adjusted availability (each as defined) at or above certain predefined levels, or certain limitations may be imposed on the Company, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. The following describes actions that may be taken, and margins, fees or limitations that may be imposed upon the Company, under the 2011 Credit Agreement at certain availability or average adjusted availability levels:

•
if average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company is restricted from making loans to, and/or investments in, its international subsidiaries, including its international greenfield initiatives. At December 31, 2011, average adjusted availability was approximately $2.9 million and availability was $6.9 million, and the Company was subject to such restrictions. Notwithstanding these restrictions, in June 2011, the Company and the lenders under the 2011 Credit Agreement entered into Consent and Amendment No. 1, and Amendment No. 2, to the 2011 Credit Agreement which, among other things, provided the Company the ability to (i) make investments in ITG-PP in an amount up to $3.5 million, which investments were made in the form of loans to ITG-PP in June 2011, and (ii) enter into and perform its obligations under an amended Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of Fund IV not to exceed $15.5 million (see “Guarantees” below). Further, in November 2011, the Company and the lenders under the 2011 Credit Agreement entered into Amendment No. 3 to the 2011 Credit Agreement, which provides that either (i) such investments in ITG-PP were required to be repaid to the Company by ITG-PP no later than May 14, 2012 or (ii) the lenders under the 2011 Credit Agreement were entitled to receive payment in full under a $3.7 million letter of credit issued by Fund IV no later than June 13, 2012;

•
if availability is less than $17.5 million, the Company would be required to comply with a specified fixed charge coverage ratio (as defined). The Company was subject to, and in compliance with, such fixed charge coverage ratio as of December 31, 2011. The Company and the lenders under the 2011 Credit Agreement entered into an amendment to the 2011 Credit Agreement which, among other things, resets the minimum fixed charge coverage ratio for specified periods in 2012;

•
depending on average adjusted availability, the applicable margin added to LIBOR or other published bank interest rates for borrowings under the 2011 Credit Agreement can range from 3.25% to 3.75% (the weighted average applicable margin was 3.6% at December 31, 2011). In addition, depending on amounts borrowed and average adjusted availability, the U.S. Revolver requires the payment of an unused commitment fee in the range of 0.50% to 0.75% annually, payable monthly; and

•
if the Company’s excess availability (as defined in the 2011 Credit Agreement) falls below certain predefined levels, the lenders under the 2011 Credit Agreement can draw upon a standby letter of credit in the amount of $20.0 million issued by certain entities affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board (collectively, the “WLR Affiliates”), under the terms of a support agreement entered into by such affiliates pursuant to Consent and Amendment No. 4 to the 2011 Credit Agreement, dated December 27, 2011; no such amounts have been drawn by the lenders as of December 31, 2011.

On March 23, 2011, a wholly owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Morelos”), entered into a five year, $20.0 million term loan (the “Mexican Term Loan”) with Banco Nacional De Mexico, S.A., (“Banamex”). The proceeds from borrowings under the Mexican Term Loan were used to (i) repay in full all outstanding obligations under Morelos’ then-existing term loan agreement in the amount of $6.6 million, and (ii) repay a portion of intercompany indebtedness owed by Morelos to ITG in the amount of $13.0 million, which ITG then used to repay an equivalent amount of Tranche A Notes (defined below).

The obligations of Morelos under the Mexican Term Loan are in U.S. dollar loans and are secured by a pledge of all the accounts receivable, inventories, and property, plant and equipment of Morelos and its subsidiaries. The interest rate on borrowings under the Mexican Term Loan is variable at LIBOR plus 4%. At December 31, 2011, the amount outstanding under the Mexican Term Loan was $17.5 million at an interest rate of 4.3%. The Mexican Term Loan requires the repayment of $0.3 million in principal per month until February 2016, with the remaining principal balance due in March 2016.

The Mexican Term Loan contains customary provisions for default for agreements of this nature. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under either of the respective agreements as a secured party. The Mexican Term Loan also contains certain financial covenant requirements customary for agreements of this nature, including a Short Term Indebtedness Coverage Index that cannot be less than 1.25, a Total Debt Coverage Index that cannot be greater than 3.5, an Interest Coverage Index that cannot be less than 3.5, a Liquidity Index that cannot be less than 1.2, and a Leverage Index (each as defined in the Mexican Term Loan) that cannot be greater than 2.0. As of December 31, 2011, the Company was in compliance with such covenants. In addition, Morelos and its subsidiaries are restricted under the Mexican Term Loan from making annual capital expenditures in excess of one percent of annual consolidated net sales of such consolidated group.

In connection with the Mexican Term Loan, on March 23, 2011, a wholly owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a revolving receivables factoring agreement under which Parras Cone agreed to sell certain of its accounts receivable to Banamex, on a recourse basis. The amount of accounts receivable of Parras Cone that can be sold under this agreement cannot exceed $20.0 million. At December 31, 2011, the amount of secured borrowings outstanding under the Mexican factoring agreement was $11.3 million, at an interest rate of 4.3%, which borrowings are collateralized by certain of Parras Cone’s trade accounts receivable in the aggregate amount of approximately $12.6 million. This agreement, as amended, expires March 7, 2013. Accordingly, the Company has classified the $11.3 million balance outstanding under this facility as a long-term liability at December 31, 2011 in accordance with U.S. generally accepted accounting principles (“GAAP”).

In 2006 and 2007, Cone Denim (Jiaxing) Limited obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars, which was used for the import of equipment to Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $23.3 million with a weighted average interest rate of 4.6% at December 31, 2011. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The outstanding loan amount is scheduled to be repaid in the principal amounts of $11.7 million and $11.6 million in June 2012 and June 2013, respectively. The term loan is secured by the building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals.

The Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, obtained project financing from China Construction Bank. Such funding was used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB, at the option of the Company and subject to foreign currency exchange rate changes. The term loan is being repaid in quarterly installments of $0.8 million due in each quarter of 2012 and $1.2 million due in each of the first three quarters of 2013. The financing agreement has a maturity date of August 2013 and bears interest at six-month LIBOR plus 3.0% for U.S. dollar loans. The financing agreement provides the lender the right to immediately declare this debt due and payable if Jiaxing Burlington Textile Company incurs a book loss in excess of 5.0 million renminbi under Chinese generally accepted accounting principles during any calendar fiscal year through the date of maturity. As of December 31, 2011, Jiaxing Burlington Textile Company was in compliance with this requirement. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At December 31, 2011, outstanding borrowings under this facility were $6.8 million (in U.S. dollar equivalents) with a weighted average interest rate of 6.0%. The loans are secured by the building, machinery and equipment of Jiaxing Burlington Textile Company. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-PP entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments of $1.1 million, which began in February 2010. The interest rate is adjusted every second month to the twelve month term deposit rate at Techcombank plus 3.5%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. ITG-PP has both VND and U.S. dollar based loans outstanding under this agreement. At December 31, 2011, $13.4 million was outstanding under this facility with a weighted average interest rate of 9.7%. The Techcombank term loan and the ITG-PP capital lease obligation (described below) are non-recourse to the Company, but are secured by the assets of ITG-PP.

ITG-PP has entered into a seven year lease agreement with its joint venture partner for certain equipment that extends through June 2014. The Company has recorded this lease as a capital lease in an original amount of $10.2 million with principal and interest payments ranging from $0.1 million to $0.2 million per month under the terms of the agreement. Through December 31, 2011, ITG-PP had not made $4.6 million of required principal payments to its joint venture partner on this capital lease obligation because the joint venture partner has not made matching capital contributions related to ITG-PP. The capital lease obligation is non-recourse to the ITG parent company or any other subsidiary of the Company. The Company and its joint venture partner have entered into an arbitration process to resolve certain disputes.

In December 2011 the board of directors of ITG-PP passed a resolution to idle the Vietnam operation for an unknown period of time beginning in January 2012.  ITG-PP did not make its scheduled bank term loan payment in February 2012, and on March 10, 2012 Techcombank sent ITG-PP a notice of an event of default that declares all outstanding principal and accrued interest under the Techcombank term loan and short-term borrowing facilities immediately due and payable, and gives the bank the right, among others, to charge penalty interest on the outstanding balance and to take possession of and dispose of the assets of ITG-PP. The Techcombank loans are non-recourse to the ITG parent company or any other subsidiary of the Company. Because of the uncertainties related to ITG-PP and the related issues, the Company has classified the entire amount of the Techcombank term loan of $13.4 million as current as of December 31, 2011. In addition, the ITG parent company currently has loans outstanding with ITG-PP of approximately $34.5 million, including accrued interest, that are collateralized by the assets of ITG-PP on a junior basis.

In December 2007, Cone Denim de Nicaragua (“CDN”) entered into a $37.0 million term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua. The loan amounts have been used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. Loans under this term loan agreement are required to be repaid in up to 16 quarterly installments of $1.850 million beginning on September 15, 2010, with a final payment of $7.4 million due on September 15, 2014. The term loans bear interest at LIBOR plus a margin of 4%, and a late payment fee of 6% per annum is assessed on the amount of principal payments in arrears. As amended, the original term loans thereunder have been re-characterized either as senior loans, for which accrued interest thereon is required to be paid either as originally scheduled or, for certain portions of the interest accruing through June 15, 2010, the amounts have been converted to 12% junior loans. Interest on the junior loans is required to be repaid quarterly beginning on September 15, 2010 and continuing through September 15, 2014, with the principal amount of the junior loans due on September 15, 2014. Both the senior and junior loans are non-recourse to the Company, but are secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. At December 31, 2011, $37.0 million of senior loans with an interest rate of 4.3%, and $1.0 million of junior loans, were outstanding under this facility.

In light of decisions by two of the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, in April 2009, the Company decided to idle this facility. Through December 31, 2011, CDN had not made $16.7 million of required term loan principal, interest and late fee payments. Upon a default under the term loan agreement, all amounts outstanding thereunder are immediately due and payable, and the lenders thereunder have the right to proceed against the collateral securing such loans. In addition, as a result of the accumulated losses of CDN and pursuant to Nicaraguan law, the lenders under CDN’s term loan have certain rights in addition to those under the term loan agreement, including certain rights with respect to requiring the dissolution of CDN. The Company, as sponsor of CDN, has entered into a Project Funds and Subordination Agreement with the CDN lenders. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may, in certain instances, obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement). On July 26, 2010, the Company received a notice from Inter-American, which states that the Company, pursuant to the Project Funds and Subordination Agreement, was required to provide CDN a loan in the amount of $14.9 million no later than August 23, 2010. The Company has not provided such loan through the date hereof. The Company believes that such term loan is adequately secured, assuming an orderly disposition, if needed, although there can be no assurances in this regard. The Company is reserving all of its rights with respect thereto, and believes that any such required loan ultimately would only be required if and to the extent that the loan under the term loan agreement is not adequately secured. Because of the uncertainties related to CDN and the related issues, the Company has classified the entire amount of such debt as current as of December 31, 2011 and 2010. The Company continues to evaluate all of its options with respect to CDN and its loans outstanding and continues to be in discussions with Inter-American with respect to the loan.

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

At various times in 2009, the WLR Affiliates purchased from Note holders certain of the Notes with an original face amount of $57.5 million which have been amended, restated and reissued in the form of Tranche B Notes that are subordinated in right of payment and collateral to Notes held by third parties other than the WLR Affiliates with an original interest rate of 12% per annum (the “Tranche A Notes”). The Tranche B Notes are classified as “Senior subordinated notes - related party” in the Company’s accompanying consolidated balance sheet at December 31, 2011 and 2010. The interest rate on the Tranche B Notes is 12% per annum. In August 2010, the Company and the Note holders entered into the “Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes” (the “Consent Agreement”), which gave the Company the right to sell to the WLR Affiliates additional Tranche B Notes in an aggregate principal amount not to exceed $15.0 million, the proceeds of which were required to be used for investments in ITG-PP to be funded no later than January 31, 2011. The Company issued and sold $12.0 million of such Tranche B Notes prior to December 31, 2010 and issued and sold an additional $2.0 million of such Tranche B Notes through January 31, 2011. In the six months ended December 31, 2011, the Company issued $9.0 million of additional Tranche B Notes in connection with the Guaranty (see “Guarantees” below).

On March 16, 2011, the Company entered into Amendment No. 4 to the Note Purchase Agreement (the “Fourth Note Purchase Agreement Amendment”). The Fourth Note Purchase Agreement Amendment, among other things, allowed the Company to enter into a factoring agreement with Bank of America, N.A. (“B of A”), pursuant to which the Company may sell certain of its receivables to B of A on a non-recourse basis. The Company entered into this factoring agreement on March 17, 2011. On March 30, 2011, the Company entered into Amendment No. 5 to the Note Purchase Agreement (the “Fifth Note Purchase Agreement Amendment”). The Fifth Note Purchase Agreement Amendment, among other things, extended the maturity date of the Tranche A Notes to June 2013, extended the maturity date of the Tranche B Notes to June 2015, and eliminated the excess U.S. collateral coverage covenant contained in the Note Purchase Agreement. Also under the Fifth Note Purchase Agreement Amendment, the interest rate on the Tranche A Notes increases by 0.5% per annum at the beginning of each quarter until maturity, beginning on October 1, 2011, and the interest rate increases an additional 2.5% per annum after the occurrence of and during the continuance of an event of default (as defined in the Note Purchase Agreement). At December 31, 2011, the interest rate on the Tranche A Notes was 12.5% per annum.

In March 2011, the Company used $18.0 million of proceeds from the Mexican Term Loan and a related factoring facility, $20.5 million of proceeds from the 2011 Credit Agreement and $2.0 million of proceeds from the sale of the jacquards fabrics business to repay $40.5 million of the Tranche A Notes. At December 31, 2011, $142.8 million aggregate principal amount of the Notes was outstanding (of which $128.6 million was held by the WLR Affiliates, including PIK Interest).

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

As of December 31, 2011, the Company was not in compliance with a covenant under the Note Purchase Agreement. Under the terms of the Note Purchase Agreement, such noncompliance constitutes an event of default that gives the Tranche A Note holders the right, among others, to declare all outstanding  principal and accrued interest under the facility immediately due and payable after the passage of a 120 day waiting period, and to take possession of and dispose of certain assets of the Company after a 540 day waiting period. These waiting periods have not commenced as of the filing of this annual report on Form 10-K. The Company has classified the entire amount of the Tranche A Notes of $14.2 million as current as of December 31, 2011 in accordance with GAAP. The Company has entered into an amendment to the 2011 Credit Agreement for the cross default and cross acceleration provision through March 31, 2013 in such agreement relating to the covenant violation under the Note Purchase Agreement. The Company continues to evaluate all of its options with respect to the Tranche A Notes and continues to be in discussions with the Tranche A Note holder relating to each party’s rights and obligations thereunder and the potential for amendments or waivers from various provisions of such agreement. The Company cannot provide any assurances as to its ability to obtain any necessary modifications, amendments or waivers, or the timing or costs thereof.

Unsecured Subordinated Notes—Related Party

As of December 31, 2011, the Company had borrowed a total of $55.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., pursuant to six unsecured subordinated notes, each with original due dates of June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At December 31, 2011, $101.9 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium. On March 30, 2011, the Company entered into amendments to the unsecured subordinated notes that, among other things, extended the maturity date of the unsecured subordinated notes to March 2016.

Debt Agreement Compliance

The Company is in compliance with, or has obtained waivers or loan modifications for, the terms and covenants under its principal credit facilities, except for the ITG-PP term loan, the Cone Denim de Nicaragua term loan and the Note Purchase Agreement, each as described above. Any failure by the Company to stay in compliance with applicable covenants, to obtain any necessary waivers or modifications, or to be able to refinance its various debt or to obtain any necessary additional funding in amounts, at times and on terms acceptable to it, if at all may result in severe liquidity issues and may delay or make impossible the implementation of the Company’s strategy.

Short-term Borrowings

The Company and certain of its subsidiaries have short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $54.5 million at December 31, 2011 and $47.3 million at December 31, 2010, with weighted average interest rates of 7.2% and 6.3%, respectively. At December 31, 2011, ITG and its U.S. subsidiaries have outstanding short-term financing from certain cotton and other suppliers in the amount of $8.9 million; Cone Denim (Jiaxing) Limited has outstanding short-term working capital loans in an aggregate amount of $35.1 million from various Chinese financial institutions, including $2.6 million guaranteed by a $2.8 million standby letter of credit with WLR Recovery Fund IV, L.P. (“Fund IV”), an affiliate of Wilbur L. Ross, Jr.; Jiaxing Burlington Textile Company has outstanding short-term working capital loans from certain Chinese financial institutions in the amount of $4.5 million; and ITG-PP has outstanding short-term working capital loans from Techcombank in the amount of $6.0 million. These borrowings consist of lines of credit and other short-term credit facilities which are used primarily to fund working capital requirements within the respective entities. For 2011 and 2010, the average balance of the Company’s short-term borrowings was $55.1 million and $46.4 million, respectively, with weighted average interest rates of 6.7% and 6.2%, respectively. The maximum month-end amount of the Company’s short-term borrowings in 2011 and 2010 was $62.3 million and $49.7 million, respectively.

Preferred Stock

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 11,595,895 shares of Series A Preferred Stock were issued and outstanding at December 31, 2011 (10,754,489 shares issued and outstanding at December 31, 2010) and 1,000,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at December 31, 2011 or 2010. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

Commitments

As of December 31, 2011, the Company had raw material and service contract commitments totaling $41.9 million and capital expenditure commitments of less than $0.1 million. ITG plans to fund these obligations from cash generated from operations and, depending upon limitations in its various loan agreements and to the extent available to the Company, from a combination of borrowings under its 2011 Credit Agreement and other external sources of financing as management deems appropriate. ITG believes that future external financings may include, but may not be limited to, additional borrowings under existing, or any new, credit agreements, the issuance of equity or debt securities or additional funding from certain entities affiliated with the chairman of the Company’s board of directors, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

At December 31, 2011, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $15.6 million. The Company contributed $1.4 million to this plan during fiscal year 2010, and $2.4 million in 2011. The Company estimates making total contributions in 2012 in the range of $2.0 million to $2.5 million. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employment reductions, if any, which may occur during any business restructuring) and other actuarial assumptions. For 2012, the Company has changed the expected long-term rate of return on this plan’s assets from 6.5% to 5.5% primarily as a result of the effects of the recent and current economic environment. This change in assumption is not expected to have a material impact on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2011, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of December 31, 2011 or December 31, 2010, except as noted below.

In 2011, the Company entered into, among other things, the (i) Consent and Amendment No. 1 to the 2011 Credit Agreement, (ii) Amendment No. 2 to the 2011 Credit Agreement, (iii) Amendment No. 6 to the Note Purchase Agreement, (iv) Amendment No. 7 to the Note Purchase Agreement, and (v) Guaranty in favor of Fund IV. Such consent and amendments provided the Company, among other things, the requisite consents necessary to enter into and perform its obligations under the Guaranty. Pursuant to the Guaranty, the Company has agreed to guarantee the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company was required to pay Fund IV a letter of credit issuance fee of $0.2 million and is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of December 31, 2011, the total obligations under such letters of credit guaranteed by the Company were $6.5 million and, in 2011, the Company incurred guarantee fees of $0.7 million. In 2011, the Company issued additional Tranche B Notes in the aggregate amount of $9.0 million in connection with such obligations. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

Derivative Instruments

The Company does not designate its derivative instruments as hedges under hedge accounting rules. The fair value of derivative instruments recognized in the December 31, 2011 and 2010 consolidated balance sheets were $0.2 million and $0.0 million, respectively. Total losses on derivative instruments were $0.4 million in 2011 and $0.1 million in 2010.

Seasonality

Prior to the recent economic downturn, the strongest portion of the consumer apparel sales cycle was typically March through November as customers would target goods to be sold at retail for the back-to-school fall, holiday and spring seasons. Consumer apparel fabric sales had become increasingly seasonal, as well, as customers had begun to rely more upon contract sewing and had sought to compress the supply cycle to mirror retail seasonality. Since the economic downturn began, it has been more difficult to predict seasonality; our net sales in each of the first, second, third and fourth quarters of 2011 represented 23%, 25%, 28% and 24%, respectively, of our total net sales for the year.

Critical Accounting Policies, Assumptions and Use of Estimates

Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements. The consolidated financial statements of the Company are prepared in conformity with GAAP. The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of trade receivables, inventories, goodwill and other intangible assets, impairment of long-lived assets, income taxes, and insurance costs, among others. These estimates and assumptions are based on managements’ best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including an evaluation of the current global economic climate. Management monitors economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currency and equity values and declines in the global economic environment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ from these estimates under different assumptions or conditions. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements of future periods. The Company’s management believes the critical accounting policies listed below are the most important to the fair presentation of the Company’s financial condition and results of operations. These policies require more significant judgments and estimates of the Company’s management in the preparation of the Company’s consolidated financial statements.

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

Accounts Receivable, Net. Trade accounts receivable are recorded at the invoiced amount and bear interest in certain cases that is recognized as the interest is received. The Company continuously performs credit evaluations of its customers, considering numerous inputs including, but not limited to, customers’ financial position; past payment history; cash flows; management capability; historical loss experience; and general and industry economic conditions and prospects. The Company estimates its allowance for doubtful accounts based on a combination of historical and current information regarding the balance of accounts receivable, as well as the current composition of the pool of accounts receivable. The Company determines past due status on accounts receivable based on the contractual terms of the original sale. Accounts receivable that management believes to be ultimately uncollectible are written off upon such determination. While our credit losses have historically been within our calculated estimates, it is possible that future losses could differ significantly from those estimates. The Company records sales returns as a reduction to sales, cost of sales, and accounts receivable and an increase to inventory based on return authorizations for off-quality goods. Returned products that are recorded as inventories are valued based upon expected realizability. We do not believe the likelihood is significant that materially higher bad debt losses or sales returns will result based on prior experience.

Inventories. Inventories represent direct materials, labor and overhead costs incurred for products not yet delivered. Inventories are valued at the lower of cost or market value using the FIFO method. ITG reviews its inventory to identify excess or slow moving products, discontinued and to-be-discontinued products, and off-quality merchandise on a monthly basis. For those items in inventory that are so identified, ITG estimates their market value based on historical and current realization trends. This evaluation requires forecasts of future demand, market conditions and selling prices. If the forecasted market value is less than cost, ITG writes down its inventory to reflect the lower value of that inventory. This methodology recognizes inventory exposures at the time such losses are evident rather than at the time goods are actually sold. However, if actual market conditions and selling prices were less favorable than we project, additional inventory write downs may be necessary.

Valuation of Long-lived Assets. In accordance with FASB ASC 360, “Property, Plant, and Equipment”, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows or prices for similar assets. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical to determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. The Company reviews the estimated useful lives of intangible assets when impairment testing is performed. If events and circumstances warrant a change in the estimated useful life, the remaining carrying amount is amortized over the revised estimated useful life. Should business conditions deteriorate, which could impact our estimates of future cash flows and fair value, there exists the potential that additional impairment charges could be required, which charges could have a material adverse effect on our consolidated financial statements.

Goodwill, Intangible Assets and Deferred Charges. Goodwill represents the excess of cost over the fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350, “Intangibles-Goodwill and Other”. The Company performs its annual goodwill impairment testing as of October 1 of each fiscal year, and the Company also tests goodwill for impairment between annual tests if events occur or circumstances change that raise questions about recoverability.

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

Commitments and Contingencies. Liabilities for loss contingencies, including environmental remediation costs not within the scope of FASB ASC 410, “Asset Retirement and Environmental Obligations”, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies, net of estimated insurance recoveries, are expensed as incurred. Any recoveries of costs from third parties, which are probable of realization, are separately recorded as assets, and are not offset against the related liability, in accordance with FASB ASC 210-20, “Balance Sheet - Offsetting”. The Company accrues for losses associated with environmental remediation obligations not within the scope of FASB ASC 410 when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Income Taxes. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions, the most significant of which are Mexico and China. Income taxes are accounted for under the rules of FASB ASC 740, “Income Taxes”, and a full income tax provision is computed for each reporting period. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when, in the opinion of management, it is more likely than not that some or all of its deferred tax assets will not be realized. In evaluating the future realization of its deferred tax assets, ITG considers both positive and negative evidence related to expected future reversals of existing taxable temporary differences, projections of future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, and potential tax-planning strategies. The Company records interest and penalties related to income tax settlements in income tax expense in the consolidated statement of operations. Significant judgments are required in order to determine the realizability of the deferred tax assets. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods. For uncertain income tax positions on the Company’s income tax returns, the Company first determines whether it is more likely than not that each income tax position would be sustained upon audit. The Company then estimates and measures any tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities. If the Company later modifies its evaluations, the Company records the related changes in the tax provision during the period in which such determinations are made.

For a discussion of recently adopted accounting pronouncements that are of significance, or potential significance, to the Company, see “Recently Adopted Accounting Pronouncements” in Note 1 to the Company’s consolidated financial statements included elsewhere herein.

For a discussion of recently issued accounting pronouncements that are of significance, or potential significance, to the Company, see “Recently Issued Accounting Pronouncements” in Note 1 to the Company’s consolidated financial statements included elsewhere herein.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears in Items 15(a) (1) and (2) of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a- 15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, under the supervision and with the participation of its principal executive and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-1 5(e) under the Exchange Act. Based on that evaluation, and the results of the audit process described below, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the direction of the Company’s principal executive officer and principal financial officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 in accordance with the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that such internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides the names, ages and positions of the individuals who currently serve as members of the board of directors, or as executive officers, of the Company:

Name	Age	Positions and Offices
Wilbur L. Ross, Jr.	74	Chairman of the Board of Directors
Joseph L. Gorga	59	President and Chief Executive Officer and Director
Robert E. Garren	55	Vice President, Human Resources and Corporate Communications
Neil W. Koonce	64	Vice President, General Counsel and Secretary
Craig J. Hart	49	Vice President and Treasurer
Gail A. Kuczkowski	56	Executive Vice President and Chief Financial Officer
Kenneth T. Kunberger	52	Chief Operating Officer
James W. Payne	62	President, Carlisle Finishing
Jeffrey H. Peck	51	President, Burlington Worldwide Group
Stephen W. Bosworth	72	Director
Michael J. Gibbons	41	Director
John W. Gildea	68	Director
David H. Storper	46	Director
Dr. Daniel D. Tessoni	64	Director
David L. Wax	59	Director
Pamela K. Wilson	65	Director

Wilbur L. Ross, Jr. is Non-Executive Chairman of the Board of the Company, a position he has held since 2005. Mr. Ross is also Chairman and Chief Executive Officer of WLR, a merchant banking firm, a position he has held since April 2000. WLR is an affiliate of the Company. Mr. Ross is also Chairman of the Board of Directors of Nano-Tex, LLC. He also serves on the board of the following companies: International Coal Group, Inc., Clarent Hospital Corp. and Phoenix International Holding Co. of the United States; Mittal Steel Company, N.V. of the Netherlands; Insuratex, Ltd. of Bermuda; Nikko Electric Industry Co. Ltd. and Ohizumi Manufacturing Company of Japan; Blue Ocean Re Holdings Ltd. and Montpelier Re Holdings Ltd. in Bermuda; and International Auto Components Group SL in Europe and Brazil. Mr. Ross has significant experience in finance and knowledge of the market place. Through the WLR Affiliates, Mr. Ross has made available material financing assistance to the Company. We believe that Mr. Ross is in a position to identify opportunities for the Company and that his keen business acumen is a valuable resource.

Joseph L. Gorga is the President and Chief Executive Officer, and a director, of the Company. Mr. Gorga has been President and Chief Executive Officer of ITG and a member of its board of directors since the completion of the Merger. Prior thereto, he held those same positions with Former ITG from Former ITG’s inception in August 2004. Prior to that, Mr. Gorga served as President and Chief Executive Officer of Burlington Industries LLC, a manufacturer of textile products for apparel and interior furnishing products, from 2003 to 2004, during which time he oversaw the integration of Burlington Industries LLC and Cone Denim LLC. Mr. Gorga is Vice Chairman of the board of directors of Nano-Tex, LLC and a member of the board of directors of OCM India Limited. Through his more than 30 years of experience in the textile industry, Mr. Gorga has significant experience with, and an understanding of, the management of multi-location, global operations, including specifically with respect to manufacturing, marketing and sales issues and the operational and organizational issues involved. In addition, as our chief executive officer, he is uniquely able to advise the board of directors on the opportunities and challenges of managing the Company, as well as its day-to-day operations and risks.

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

Neil W. Koonce is Vice President, General Counsel and Secretary of the Company. Mr. Koonce has been the Vice President and General Counsel of the Company since the completion of the Merger and has been the Secretary of the Company since January 2012. Prior to the Merger, he was the Vice President and General Counsel of Former ITG from its inception in August 2004. Mr. Koonce served as General Counsel of Cone Mills Corporation from 1987 to 1989, General Counsel and Vice President of Cone Mills Corporation from 1989 to 1999 and Vice President, General Counsel and Secretary of Cone Mills Corporation from 1999 to 2004.

Craig J. Hart is Vice President and Treasurer of the Company. Mr. Hart joined ITG in December 2007 from Remy International, Inc., a manufacturer of various electrical and automotive components and parts, where he had served as Treasurer since 2004. Mr. Hart joined Remy International, Inc. in February 1997. Previously, he worked for Pontarelli Builders, a contractor and construction company, since 1995 and prior thereto, at US Lending Corporation, an automobile financing company, in the roles of Director of Financial Services and Controller.

Gail A. Kuczkowski is Executive Vice President and Chief Financial Officer. She has held these positions since December 2011. Previously, she held the position of Vice President and Chief Accounting Officer since joining the Company in January 2008. On April 17, 2009, Ms. Kuczkowski was also designated as the officer performing the functions of the principal financial officer of the Company. Prior to joining the Company, Ms. Kuczkowski served as Director, Global Accounting at INVISTA, an integrated fiber and polymers business, from September 2006 and as Assistant Corporate Controller from May 2004 until September 2006. Prior thereto, she served as Chief Financial Officer for US/Canada of KoSa, a producer of commodity and specialty polyester fibers, polymers and intermediates, from December 2002 to May 2004. Ms. Kuczkowski began her career at Price Waterhouse, a public accounting and financial consulting firm.

Kenneth T. Kunberger is Chief Operating Officer. He has held this position since December 2011. Previously, he was President, ITG Apparel & Specialty Fabrics Group of the Company, a position he held since January 2009 and was President of the Burlington Worldwide division of ITG from the completion of the Merger to January 2009. Prior thereto, he held that position with Former ITG from its inception in August 2004. Prior to that, he served as Executive Vice President, Sales and Marketing, of the Sportswear and Casualwear divisions of Burlington Industries from 1998 to 2002, as President of Burlington Industries Worldwide-North America division from 2002 to 2004, and as President of Burlington Industries’ Apparel Fabrics division in 2004.

James W. Payne is President of the Carlisle Finishing and his responsibilities include the operation of Narricot Industries and Burlington Finishing divisions of the Company. Previously he was President of the Carlisle Finishing division and held that position since the completion of the Merger. Prior to that, Mr. Payne was the President of the Carlisle Finishing division of Former ITG since 2005 and Executive Vice President of the Carlisle Finishing division of Former ITG from August 2004 to 2005. Prior to that, he served as Executive Vice President of the Carlisle Finishing division of Cone Mills from 1997 to 2004.

Jeffrey H. Peck is President of the Burlington Worldwide Group. Previously he was over the Apparel and Specialty Fabrics division and responsible for the worsted and specialty fabrics markets, a position he has held since January 2009. Prior to that, Mr. Peck was Executive Vice President for the Burlington Worldwide division of ITG, responsible for the synthetic and specialty fabrics apparel markets from 2007 to 2009. Prior to that, he served as Managing Director of the Burlington WorldWide operations in Asia and was based in Hong Kong for a two-year assignment. Prior to that, Mr. Peck served as Executive Vice President of the Burlington WorldWide division of Former ITG. Prior to that, he held a similar position for Burlington Industries from 2001 to 2004.

Stephen W. Bosworth has been a member of the board of directors of the Company since the completion of the Merger. Prior to that, Mr. Bosworth was a member of the board of directors of Former ITG since December 2004. He has been Dean of The Fletcher School of Law and Diplomacy at Tufts University, Medford, Massachusetts, since February 2001. He served as the Special Representative for North Korea Policy for the Secretary of State from 2009 until October 2011. Mr. Bosworth also served as United States Ambassador to the Republic of Korea from November 1997 to February 2001 and prior to that Mr. Bosworth served as the Executive Director of the Korean Peninsula Energy Development Organization, an inter-governmental organization established by the United States, the Republic of Korea and Japan to address issues concerning North Korea. Mr. Bosworth’s experience in foreign service, international diplomacy, and education is of substantial importance to the board of directors and the Company in addressing the international growth aspects of the Company’s business.

Michael J. Gibbons has been a director of the Company since December 2005 and the Chief Financial Officer of WLR since July 2002. From 1996 to July 2002, Mr. Gibbons was a Senior Manager of the Hedge Fund/Investment Partnership specialty practice group of Marcum LLP, a public accounting and financial consulting firm. Mr. Gibbons is licensed as a certified public accountant in the State of New York and graduated from Pace University with a B.A. in Business Administration. Mr. Gibbons’ current service as a Chief Financial Officer, as well as his previous experience in public accounting and financial consulting, provides a solid platform for him to advise and consult with the board of directors and the Company’s Audit Committee on financial related matters.

John W. Gildea has been a director of the Company since February 2012. Mr. Gildea founded Gildea Management Company, a management company specializing in investments in middle market companies in the United States and Europe, in 1984. Mr. Gildea currently serves on the board of directors of Misonix, Inc. and served on the board of directors of America Service Group Inc. from 2006 to 2011 and Sterling Chemicals, Inc. from 2002 to 2011. Mr. Gildea brings to the Company considerable expertise in investments in middle market companies in the United States and Europe, which we believe provides significant insight to the Company. In addition, Mr. Gildea’s experience serving on the board of directors of several other public companies allows us to leverage his experiences with respect to, among other things, appropriate oversight and related actions utilized in the board environment.

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

David L. Wax has been a member of the board of directors of the Company since the completion of the Merger. Prior to that, Mr. Wax was a member of the board of directors of Former ITG since its inception in August 2004. He is a Managing Director of WLR, a position he has held since 2000. Prior to that time, he was a Managing Director at Rothschild, Inc., an investment banking firm, where he was active in restructuring and workouts for over 10 years. Before joining Rothschild, Mr. Wax was with Bankers Trust for 15 years. Mr. Wax has considerable international business and investment banking experience. The Company believes his experiences and skills benefit the board of director’s discussions related to financing and strategic opportunities.

Pamela K. Wilson has been a member of the board of directors of the Company since the completion of the Merger. Prior to that, Ms. Wilson was a member of the board of directors of Former ITG since its inception in August 2004. She is a Managing Director of WLR, a position she has held since 2000. Prior to that, she was with Rothschild, Inc. from 1998 to 2000. Before joining Rothschild, Ms. Wilson was with J.P. Morgan & Co. for over twenty years, with responsibility for J.P. Morgan’s distressed debt research effort. Ms. Wilson has significant investment banking experience, which is beneficial to the Board of Directors and to the Company. The Company believes her experiences and skill set benefit the board of directors’ discussions and analysis related to financing and strategic opportunities.

The term of office of each executive officer expires when a successor is elected and qualified. There was no, nor is there presently, any arrangement or understanding between any officer or director and any other person (except directors or officers acting solely in their capacities as such) pursuant to which the officer or director was selected.

Director Qualifications

The Company believes the members of its Board of Directors have the proper mix of relevant experience and expertise given the Company’s businesses and organizational structure, together with a level of demonstrated integrity, judgment, leadership and collegiality, to effectively advise and oversee management in executing the Company’s strategy.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons who beneficially own more than 10% of the Company’s common stock, are required to file initial reports of ownership and reports of certain changes in ownership with the SEC. Based solely upon our review of copies of such reports, we believe that our directors and executive officers, and beneficial owners of more than 10% of our common stock, complied with all applicable filing requirements for our 2011 fiscal year.

ITEM 11.           EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding the compensation of the Named Executive Officers, consisting of our principal executive officer and the other two most highly compensated individuals who served as executive officers in 2011.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)

Joseph L. Gorga	2011	$660,000	$0	$0	$0	$0	$2,924	$34,466	$697,390
President and Chief Executive Officer	2010	$660,000	$0	$0	$0	$0	$3,345	$24,666	$688,011
Kenneth T. Kunberger	2011	$402,083	$0	$0	$0	$0	$9,298	$28,522	$439,903
Chief Operating Officer	2010	$400,000	$0	$0	$0	$0	$11,040	$18,712	$429,752
Jeffrey H. Peck	2011	$263,333	$0	$0	$0	$0	$20,157	$23,369	$306,859
President, Burlington WorldWide	2010	$260,000	$0	$0	$0	$0	$24,158	$14,560	$298,718

Note:

1.	2011 amounts include car allowances, company matching contributions to the 401(k), premiums for supplemental long-term disability coverage, and premiums for supplemental life insurance benefits.

Employment Agreements, Termination of Employment Arrangements and Change of Control Payments

The Company has entered into employment agreements with each of Mr. Gorga and Mr. Kunberger. Each agreement has an automatic one year renewal unless either the applicable executive or the Company gives the other party three months’ notice of non-renewal. The employment agreements provide that the parties will be eligible to receive severance payments in the event of a termination without “cause” (as defined in each employment agreement) or resignation for “good reason” (as defined in each employment agreement). In the event of a termination without cause or resignation with good reason, Mr. Gorga would be entitled to payments equal to four times his base salary plus four times the average of his previous three years’ annual bonus. In such event, Mr. Kunberger would be entitled to payments equal to two times the average of his base salary plus two times the average of his previous three years’ annual bonus. Further, if the Company chooses not to renew his agreement, Mr. Gorga would be entitled to payments equal to three times his base salary plus three times the average of his previous three years’ annual bonus. In such event with respect to Mr. Kunberger, he would be entitled to payments equal to one year’s base salary plus the average of his previous three years’ annual bonus. The affected executive’s medical and dental coverage would also continue during the severance period. These severance payments would be due to the executives as outlined above in the event of termination without cause or a resignation for good reason whether or not in connection with a change of control, as defined in each employment agreement, of the Company. In addition to the severance payments noted above, any unvested equity awards for the applicable Named Executive Officer would become fully vested and the holding requirement would cease to apply in the event of a change of control of the Company.

In addition, the Company has entered into a severance agreement with each of its executive officers who is not  a party to an employment agreement with the Company, including Mr. Peck. The severance agreements provide that the parties will be eligible to receive severance payments equal to twelve months base salary in the event of termination without “cause” (as defined in the severance agreement) or resignation for “good reason” (as defined in the severance agreement).

Benefit Plans

The Company maintains a tax-qualified Section 401(k) defined contribution plan. Under this plan, the Company historically provided a matching contribution of 100% of the first 3% of a participant’s eligible compensation which is contributed to this plan, and 50% of the next 2% of the participant’s eligible contributed compensation up to the federal limits on earnings and contributions. The board of directors of the Company suspended employer matching contributions to the 401(k) Savings Plan from January 1, 2009 through December 31, 2010. The Compensation Committee of the board of directors of the Company approved the restoration of the employer matching contributions to the 401(k) Savings Plan effective January 1, 2011 at the same defined levels that existed prior to the suspension. The Company does not maintain any active, ongoing nonqualified deferred compensation plan.

The Company maintains a legacy deferred compensation plan, the Retirement System of Burlington Industries LLC and Affiliated Companies (the “Plan”). The Plan is a defined benefit pension plan covering certain employees of the Company and its affiliated companies. The Plan was amended effective October 1, 2003 to suspend employee contributions and to prevent participation of new members, effectively “freezing” the Plan. The Plan provides an annual benefit payable to an eligible participant at age 65 equal to the greater of (a) the sum of (i) the number of years of the member’s continuous participation prior to October 1, 1984, multiplied by the sum of 0.75% of the first $12,000 of such participant’s annual salary at September 30, 1984, plus 1.5% of the excess over $12,000, and (ii) one-half of the participant’s contributions after September 30, 1984, (b) one-half of the participant’s total contributions or (c) an amount determined under applicable Federal law requiring a minimum return on a participant’s personal contributions. This benefit represents a life annuity with a guaranteed minimum return on personal contributions and may, at the participant’s election, be paid as a lump sum.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to all unexercised stock options and unvested restricted stock grants previously awarded to the Named Executive Officers, as of December 31, 2011. No other equity awards to the Named Executive Officers were outstanding as of December 31, 2011.

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

The Committee chose not to make any equity-based awards in 2011. The amounts set out in the table below include all amounts paid to members of the Company’s Board of Directors for their service as a board member of the Company in 2011 No amounts were paid to Mr. Gildea in 2011 as he joined the Board in 2012.

2011 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Stephen W. Bosworth	$119,750	$0	$119,750
Michael J. Gibbons	$0	$0	$0
Joseph L. Gorga	$0	$0	$0
Wilbur L. Ross, Jr.	$0	$0	$0
David H. Storper	$0	$0	$0
Daniel D. Tessoni	$139,750	$0	$139,750
David L. Wax	$0	$0	$0
Pamela K. Wilson	$0	$0	$0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of shares of ITG common stock and Series A convertible preferred stock (the “Series A Preferred Stock”) as of March 15, 2012 (except as set forth below) by (1) each person (including any group deemed a “person” under Section 13(d)(3) of the Exchange Act) known to ITG to beneficially own more than 5% of ITG’s common stock, (2) each of ITG’s Named Executive Officers, (3) each of ITG’s directors and (4) all directors and current executive officers of ITG as a group. Information relating to beneficial ownership is based upon “beneficial ownership” concepts set forth in rules of the SEC. Under those rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of, or to direct the disposition of, such security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership (such as by exercise of options) within 60 days. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial interest. Except as indicated in notes to this table, directors and executive officers possessed sole voting and investment power with respect to all of their respective shares in the table. Shares not outstanding which are subject to options exercisable within 60 days by persons in the group or a named individual are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of common stock owned by the group or such individual.

This table is based, in part, upon information supplied to ITG by its officers, directors and principal stockholders, and Schedules 13D filed with the SEC, as applicable.

Name, and Address of Beneficial Owners Over 5%	Number of Shares of Common Stock Beneficially Owned	Number of Shares of Preferred Stock (1) Beneficially Owned	Percent of Common Stock Beneficially Owned	Percent of Preferred Stock Beneficially Owned	Percent of Total Voting Power Beneficially Owned
Wilbur L. Ross, Jr. and Affiliated Entities (2) c/o WL Ross & Co. LLC, 1166 Avenue of the Americas, 25th Floor New York, New York 10036	14,334,155	11,367,792	82.0%	98%	87.1%
Joseph L. Gorga (3)	243,241	—	1.4	—	*
Kenneth T. Kunberger (4)	54,040	—	*	—	*
Jeffrey H. Peck (5)	23,643	—	*	—	*
Stephen W. Bosworth (6)	33,587	—	*	—	*
Michael J. Gibbons (7)	—	—	—	—	—
John W. Gildea	—	—	—	—	—
David H. Storper (7)	—	—	—	—	—
Daniel D. Tessoni	—	—	—	—	—
David L. Wax (7)	—	—	—	—	—
Pamela K. Wilson (7)	—	—	—	—	—
All directors and current executive officers as a group (16 persons) (8)	14,765,360	11,367,792	82.5%	98%	88.6%
——————
NOTES:
*	Represents less than 1% of the outstanding class of stock.
(1)
Shares of Series A Preferred Stock vote together with shares of the Company’s common stock on all matters submitted to a vote of the Company’s stockholders. Each share of Series A Preferred Stock is entitled to one vote per share on all such matters.

(2)
WLR Recovery Fund II, L.P. (“Fund II”) directly owns 268,244 shares of common stock, Fund III directly owns 4,356,639 shares of common stock and International Textile Holdings, Inc. (“Holdings”) directly owns 9,709,272 shares of common stock of the Company. Fund II is the majority stockholder of Holdings, WLR Recovery Associates II LLC (“Associates II”) is the general partner of Fund II and Associates III is the general partner of Fund III. Wilbur L. Ross, Jr. is the managing member of each of Associates II and Associates III. Accordingly, Associates II, Associates III and Mr. Ross may be deemed to share voting and dispositive power over the shares of common stock owned by Fund II, Fund III and Holdings. Fund II directly owns 3,915,792 shares of Series A Preferred Stock, Fund III directly owns 4,955,403 shares of Series A Preferred Stock, and WLR/GS Master Co-Investment, L.P. (“Co-Investment L.P.”) directly owns 2,496,597 shares of Series A Preferred Stock. In addition to being the managing member of Associates II and Associates III, Mr. Ross has certain voting and dispositive power with respect to securities owned by Co-Investment L.P. As a result, Mr. Ross may be deemed to beneficially own such shares of Series A Preferred Stock. To the extent Mr. Ross is deemed to beneficially own any of the foregoing shares, he disclaims such ownership.

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

(8)	Includes options to purchase up to 431,205 shares of common stock.

The information required to be disclosed in this Item 12 by Item 201(d) of Regulation S-K is included in Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” hereof.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

WLR provides advisory services to the Company (consisting of consulting and advisory services in connection with strategic and financial planning, investment management and administration and other matters relating to our business and operations of a type customarily provided by sponsors of U.S. private equity firms to companies in which they have substantial investments, including any consulting or advisory services that the Board of Directors reasonably requests). In return for such services, WLR may charge a quarterly management fee of $0.5 million and is reimbursed for any reasonable out-of-pocket expenses (including expenses of third-party advisors retained by WLR). Per the Note Purchase Agreement, as amended, the payment of the management fees may not occur while a default or event of default has occurred and is continuing or would arise as a result of such payment, or at any time while payable in-kind (“PIK”) interest on the Notes is unpaid. As a result, WLR did not charge the Company for management fees in 2011 or 2010. At December 31, 2011, $2.5 million was payable to WLR related to management fees.

The Company has entered into a marketing and service arrangement with OCM India Limited (“OCM”), which is owned by certain affiliates of WLR. Under the arrangement, the Company provides certain operations, marketing and service assistance to OCM in exchange for a service fee. In 2011, the Company received $0.3 million from OCM for service fees and sales commissions.

Wilbur L. Ross, Jr., Michael J. Gibbons, David H. Storper, David L. Wax and Pamela K. Wilson, each members of our board of directors, are the chairman and chief executive officer, chief financial officer, senior managing director, managing director and managing director, respectively, of WLR.

On December 3, 2007, the Company borrowed $25.0 million in aggregate principal amount from three investment funds affiliated with Mr. Ross (the “2007 Notes”). On December 29, 2008, the Company borrowed an additional $30.0 million in aggregate principal amount from these three investment funds (the “2008 Notes”). The 2007 and 2008 Notes each bear interest at a rate of 18.0% per annum. On March 30, 2011, the Company entered into amendments to these subordinated notes that, among other things, extended the maturity date thereof to March 2016. The borrowings under the 2007 Notes and the 2008 Notes, are evidenced by unsecured subordinated promissory notes issued to each of WLR IV Parallel ESC, L.P. (“ESC”), WLR Recovery Fund III L.P. (“Fund III”) and WLR Recovery Fund IV, L.P. (“Fund IV”) in the aggregate principal amounts of $256,764, $7,788,506 and $77,542,709, respectively. WLR Recovery Associates III LLC (“Associates III”) is the general partner of Fund III. Mr. Ross is the managing member of Associates III. WLR Recovery Associates IV LLC (“Associates IV”) is the general partner of Fund IV. Mr. Ross is the managing member of Associates IV and an executive officer of the managing member of ESC. The Company has not repaid any principal on any of the 2007 Notes or the 2008 Notes, and all interest on the 2007 Notes and the 2008 Notes to date has been accrued or converted to additional principal amounts. At December 31, 2011, $101.9 million was outstanding, including interest that has been accrued or converted to principal, which was the largest aggregate principal amount outstanding under the 2007 Notes and the 2008 Notes during 2011.

On June 6, 2007, the Company issued and sold $80.0 million of its senior subordinated notes due June 6, 2011. At December 31, 2011, three investment funds affiliated with Mr. Ross had purchased from the Note holders certain of the Company’s senior subordinated notes with an original face amount of $57.5 million. Such repurchased notes have been amended, restated and issued in the form of new Notes (“Tranche B Notes”) that are subordinated in right of payment and collateral to the Notes (“Tranche A Notes”) held by the other holders of outstanding Notes. In 2010, the Company issued and sold $12.0 million of additional Tranche B Notes. The Tranche B Notes were originally issued to each of ESC, Fund III and Fund IV in the aggregate principal amounts of $278,000, $3,192,000 and $66,030,000, respectively. The Company issued and sold an additional $2.0 million of such Tranche B Notes in January 2011 and the Company also issued $9.0 million of additional Tranche B Notes in 2011 in connection with the Guaranty as described below. The largest aggregate principal amount outstanding under the Tranche B Notes during 2011 was $126.6 million. The Company has not repaid any principal on any of the Tranche B Notes, and all interest on the Tranche B Notes to date has been accrued or converted to additional principal amounts. At December 31, 2011, $140.8 million aggregate principal amount of the Notes was outstanding (of which $128.6 million was held by the three funds affiliated with Wilbur L. Ross, Jr.), including interest that has been converted to principal, at an interest rate of 12.0%.

The Company has obligations under an amended Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of Fund IV. Pursuant to the Guaranty, the Company has agreed to guarantee the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company is required to pay Fund IV a letter of credit issuance fee of $0.2 million and a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of December 31, 2011, the total obligations under such letters of credit guaranteed by the Company were $6.5 million and, in 2011, the Company incurred guarantee fees of $0.7 million. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

The Company, Fund IV and General Electric Capital Corporation, the agent under the Company’s bank credit agreement (as amended, the “2011 Credit Agreement”), have entered into a support agreement pursuant to which the lenders under the 2011 Credit Agreement can draw upon a standby letter of credit in the amount of $20.0 million issued by Fund IV if the Company’s excess availability (as defined in the 2011 Credit Agreement) falls below certain predefined levels; although the Company’s excess availability was below such level at December 31, 2011 no such amounts have been drawn by the lenders as of December 31, 2011.

Director Independence

The common stock of the Company is not traded on the NYSE or any other national securities exchange; however, the Company has adopted the director independence definitions as proposed by NYSE Section 303A.02. Based on the independence standards and all of the relevant facts and circumstances, the Company’s Board of Directors determined that Mr. Bosworth, Dr. Tessoni and Mr. Gildea had no material relationship with the Company and thus, are independent under Section 303A.02 of the listing standards of the NYSE.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm for the Company’s 2011 and 2010 fiscal years was Grant Thornton LLP (“Grant Thornton”). The following table provides information on the fees billed to the Company by Grant Thornton LLP for its services to the Company during the Company’s fiscal years ended December 31, 2011 and 2010.

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Audit Fees	$1,277,500	$1,255,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	55,500	—
Total Fees	$1,333,000	$1,255,000

In the above table, in accordance with applicable SEC rules, “audit fees” are fees billed by the independent registered public accounting firm for professional services for the audit of the consolidated financial statements included in the Company’s Annual Report on Form 10-K, including audits of the foreign subsidiary statutory reports of the Company’s foreign subsidiaries for their respective fiscal years, and review of financial statements included in the Company’s quarterly reports on Form 10-Q, or for services that are normally provided by auditors in connection with statutory and regulatory filings or engagements. In the above table, “all other fees” are fees billed by the independent registered public accounting firm to the Company for services not related to “audit fees”, “audit-related fees” or “tax fees”, and consist of fees related to certain review services.

The audit committee of the Company’s board of directors has established a policy requiring its approval of all audit and non-audit services prior to the provision of these services by the Company’s independent registered public accounting firm. Pursuant to this policy, the audit committee annually approves a detailed request for annual audit and other permitted services up to specified dollar limits. In determining whether to pre-approve permitted services, the audit committee considers whether such services are consistent with SEC rules and regulations. If the Company’s management believes additional services are necessary or that the dollar amount of previously approved services must be increased, management must seek specific prior approval for these services from the audit committee. To ensure prompt handling of unexpected matters, the Company’s audit committee has delegated to its chairperson the authority to pre-approve permissible non-audit services and fees and to amend or modify pre-approvals that have been granted by the entire audit committee. A report of any such actions taken by the committee chairperson must be provided to the audit committee at the audit committee meeting following such action. None of the services described above were approved by the audit committee pursuant to the exception provided by Rule 2-01(c)(7)(i)(C) of Regulation S-X of the SEC during either of the periods presented.

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

3.1
Second Amended and Restated Certificate of Incorporation of International Textile Group, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-23938)  filed with the Commission on October 26, 2006)

3.2
Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on March 8, 2007)

3.3
Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-23938), filed with the SEC on June 11, 2008)

3.4
Amended and Restated Bylaws of International Textile Group, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on October 26, 2006)

4.1
Form of Stockholders Agreement, dated as of March 2, 2007, by and among International Textile Group, Inc., WLR Recovery Fund II, L.P., WLR Recovery Fund III, L.P. and WLR/GS Master Co-Investment, L.P., and the other investors from time to time party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

4.2	Form of Senior Subordinated Note (Tranche A)
4.3
Form of Amended and Restated Unsecured Subordinated Promissory Note (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2011)

4.4
Form of Senior Subordinated Note (Tranche B) entered into in December  2009 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2009)

4.5
Form of Senior Subordinated Note (Tranche B) entered into in September  2010 and January  2011 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2010)

* 10.0
Form of Addendum to Employment Agreement with certain officers of International Textile Group, Inc. (incorporated by reference to Exhibit 10.0 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2009)

* 10.1	Form of Stock Option Agreement - Class A and B (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended March 31, 2001)
* 10.2	Form of Stock Option Agreement - Class C (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 29, 2002)
* 10.3
International Textile Group, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

* 10.4
International Textile Group, Inc. Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

* 10.5
Employment Agreement, effective as of January 1, 2008, by and between International Textile Group, Inc. and Joseph L. Gorga (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2008)

* 10.6
Employment Agreement, effective as of January 1, 2005, by and between International Textile Group, Inc. and Kenneth T. Kunberger (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

* 10.7
Employment Agreement, effective as of January 1, 2005, by and between International Textile Group, Inc. and J. Derrill Rice (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

* 10.8
Employment Agreement, effective as of January 1, 2005, by and between International Textile Group, Inc. and Thomas E. McKenna (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 0000-23938) for the fiscal year ended December 31, 2009)

* 10.9
Form of Severance Letter with certain officers of International Textile Group, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

* 10.10
Form of Addendum to Severance Letter with certain officers of International Textile Group, Inc. (incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2009)

* 10.11
Form of Severance Letter with certain officers of International Textile Group, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2009)

* 10.12
Form of Indemnification Agreement entered into with certain officers and directors (incorporated by reference to Exhibit 10.30.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on December 8, 2005)

* 10.13
Form of Amended and Restated Indemnification Agreement entered into with certain officers and directors (incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2005)

* 10.14	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2009)
* 10.15
International Textile Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-23938), filed with the SEC on June 11, 2008)

* 10.16	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-23938), filed with the Commission on June 11, 2008)
* 10.17	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-23938), filed with the Commission on June 11, 2008)
10.18
Description of arrangement regarding certain management services provided by W.L. Ross & Co. LLC to International Textile Group, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

10.19
Amended and Restated Credit Agreement, dated as of March 30, 2011, by and among International Textile Group, Inc. and certain of its subsidiaries, as borrowers, General Electric Capital Corporation, as agent and lender, and the other lenders and other parties signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2011)

10.20
Consent and Amendment No. 1 to Credit Agreement, dated as of May 26, 2011, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2011)

10.21
Amendment No. 2 to Credit Agreement, dated as of June 17, 2011, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2011)

10.22
Limited Waiver and Amendment No. 3 to Credit Agreement, dated as of November 14, 2011, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

10.23
Consent and Amendment No. 4 to Credit Agreement, dated as of December 27, 2011, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

10.24
English translation of Term Loan Agreement, dated as of March 23, 2011, by and among Burlington Morelos S.A. de C.V. and Banco Nacional De Mexico, S.A., as lender thereto (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File 000-23938) for the quarter ended March 31, 2011)

10.25
English translation of Factoring Discount Line Opening Agreement, dated as of March 23, 2011, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional De Mexico, S.A., as lender thereto (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2011)

10.26
English translation of amended and restated Factoring Discount Line Opening Agreement, dated as of March 2, 2012, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional De Mexico, S.A., as lender thereto

10.27
Stock Exchange Agreement, dated as of March 8, 2007, by and between WLR Recovery Fund III, L.P., the other individuals listed on the signature page thereto and International Textile Group, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

10.28
Debt Exchange Agreement, dated as of March 2, 2007, by and among International Textile Group, Inc. and WLR Recovery Fund II, L.P. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

10.29
Senior Subordinated Note Purchase Agreement, dated as of June 6, 2007, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on June 12, 2007)

10.30
Amendment No. 1 to Senior Subordinated Note Purchase Agreement, dated as of April 15, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2008)

10.31
Amendment No. 2 to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on December 31, 2008)

10.32
Amendment No. 3 to the Senior Subordinated Note Purchase Agreement dated as of December 22, 2009, by and among International Textile Group, Inc. and purchasers signatory thereto (incorporated by reference to Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2009)

10.33
Amendment No. 4 to Senior Subordinated Note Purchase Agreement, dated as of March 16, 2011, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2011)

10.34
Amendment No. 5 to Senior Subordinated Note Purchase Agreement, dated as of March 30, 2011, by and among International Textile Group,  Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2011)

10.35
Amendment No. 6 to Senior Subordinated Note Purchase Agreement, dated as of May 23, 2011, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2011)

10.36
Amendment No. 7 to Senior Subordinated Note Purchase Agreement, dated as of June 17, 2011, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2011)

10.37
Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes, dated as of August 12, 2010, by and among International Textile Group, Inc. and purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended September 30, 2010)

10.38
Consent to Senior Subordinated Note Purchase Agreement dated as of January 7, 2011, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2010)

10.39
Limited Waiver Agreement (May 8, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2009)

10.40
Limited Waiver Agreement (June 1, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2009)

10.41
Limited Waiver Agreement (June 26, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2009)

10.42
Limited Waiver Agreement (July 22, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938)  for the quarter ended June 30, 2009)

10.43
Limited Waiver Agreement to Senior Subordinated Note Purchase Agreement, dated as of July 22, 2009, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2009)

10.44
Agreement and Plan of Merger, dated as of August 29, 2006, by and among Safety Components International, Inc., SCI Merger Sub, Inc. and International Textile Group Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the year ended December 31, 2006)

10.45	Fourth Amended and Restated Support Agreement by and between International Textile Group, Inc. and WLR Recovery Fund IV, LP, and General Electric Capital Corporation dated December 27, 2011

14.1
International Textile Group, Inc. Standards of Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

21.1	Subsidiaries of International Textile Group, Inc.
23.1	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Charter of the Audit Committee of the Board of Directors (incorporated by reference to Exhibit 10.1 to Form 10-K/A (File No. 000-23938) filed on April 29, 2009)

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema Document

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

*	Management contract or compensatory plan or arrangement

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
Gail A. Kuczkowski
Executive Vice President and Chief Financial Officer

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Name and Signature

Name and Signature	Title	Date

/s/ Joseph L. Gorga	Director, President and Chief	March 30, 2012
Joseph L. Gorga	Executive Officer

/s/ Wilbur L. Ross, Jr.	Director, Chairman of the Board	March 30, 2012
Wilbur L. Ross, Jr.

/s/ Gail A. Kuczkowski	Executive Vice President and Chief Financial Officer	March 30, 2012
Gail A. Kuczkowski	(Principal Financial and Accounting Officer)

/s/ Stephen W. Bosworth	Director	March 30, 2012
Stephen W. Bosworth

/s/ Michael J. Gibbons	Director	March 30, 2012
Michael J. Gibbons

/s/ John W. Gildea	Director	March 30, 2012
John W. Gildea

/s/ David H. Storper	Director	March 30, 2012
David H. Storper

/s/ Daniel D. Tessoni	Director	March 30, 2012
Daniel D. Tessoni

/s/ David L. Wax	Director	March 30, 2012
David L. Wax

/s/ Pamela K. Wilson	Director	March 30, 2012
Pamela K. Wilson

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
International Textile Group, Inc. and Subsidiary Companies:

We have audited the accompanying consolidated balance sheets of International Textile Group, Inc. (a Delaware corporation) and Subsidiaries (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Textile Group, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina
March 30, 2012

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	December 31,	December 31,
Assets	2011	2010
Current assets:
Cash and cash equivalents	$3,987	$3,890
Accounts receivable, less allowances of $1,143 and $1,004, respectively	73,250	72,735
Sundry notes and receivables	8,834	10,678
Inventories	140,079	118,979
Deferred income taxes	1,771	1,793
Prepaid expenses	3,770	3,943
Assets held for sale	307	1,563
Other current assets	1,063	1,077
Total current assets	233,061	214,658
Investments in and advances to unconsolidated affiliates	652	238
Property, plant and equipment, net	193,185	210,809
Intangibles and deferred charges, net	2,944	1,253
Goodwill	2,740	2,740
Income taxes receivable	263	1,745
Deferred income taxes	1,892	2,622
Other assets	1,363	1,677
Total assets	$436,100	$435,742
Liabilities and Stockholders’ Deficit
Current liabilities:
Current and callable portion of bank debt and other long-term obligations	$93,766	$68,058
Short-term borrowings	54,451	47,307
Accounts payable	51,325	41,325
Sundry payables and accrued liabilities	30,339	23,037
Income taxes payable	3,773	5,512
Deferred income taxes	3,225	2,674
Total current liabilities	236,879	187,913
Bank debt and other long-term obligations, net of current maturities	113,697	83,490
Senior subordinated notes	—	51,619
Senior subordinated notes - related party	128,626	103,669
Unsecured subordinated notes - related party	101,920	85,588
Income taxes payable	1,681	1,902
Deferred income taxes	2,124	2,124
Other liabilities	26,696	24,042
Total liabilities	611,623	540,347
Commitments and contingencies
Stockholders' deficit:
International Textile Group, Inc. stockholders' deficit:
Convertible preferred stock (par value $0.01 per share; 100,000,000 shares authorized; 11,595,895 and 10,754,489 shares issued and outstanding, aggregate liquidation value of $289,897 and $268,862 at December 31, 2011 and December 31, 2010, respectively)	289,897	268,862
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 shares issued and outstanding at December 31, 2011 and December 31, 2010)	175	175
Capital in excess of par value	60,488	78,209
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(502,639)	(443,499)
Accumulated other comprehensive loss, net of taxes	(7,225)	(6,123)
Total International Textile Group, Inc. stockholders’ deficit	(159,715)	(102,787)
Noncontrolling interests	(15,808)	(1,818)
Total stockholders' deficit	(175,523)	(104,605)
Total liabilities and stockholders' deficit	$436,100	$435,742

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2011	2010
Net sales	$694,372	$616,130
Cost of goods sold	658,450	568,098
Gross profit	35,922	48,032
Selling and administrative expenses	48,486	50,792
Provision for bad debts	21	77
Other operating income - net	(4,906)	(5,805)
Restructuring charges	1,235	47
Income (loss) from operations	(8,914)	2,921
Non-operating other income (expense):
Interest income	444	513
Interest expense - related party	(30,007)	(24,490)
Interest expense - third party	(21,791)	(18,683)
Other income (expense) - net	(7,281)	(3,442)
Total non-operating other income (expense) - net	(58,635)	(46,102)
Loss from continuing operations before income taxes and equity in loss of unconsolidated affiliates	(67,549)	(43,181)
Income tax expense	(4,056)	(3,025)
Equity in loss of unconsolidated affiliates	(40)	(92)
Loss from continuing operations	(71,645)	(46,298)
Discontinued operations:
Loss from discontinued operations, net of taxes	(64)	(6)
Gain on disposal, net of taxes	2,066	-
Income (loss) from discontinued operations	2,002	(6)
Net loss	(69,643)	(46,304)
Less: net loss attributable to noncontrolling interests	(10,503)	(8,722)
Net loss attributable to International Textile Group, Inc.	$(59,140)	$(37,582)

Net loss attributable to International Textile Group, Inc.	$(59,140)	$(37,582)
Accrued preferred stock dividends	(21,035)	(19,509)
Net loss attributable to common stock of International Textile Group, Inc.	$(80,175)	$(57,091)

Net income (loss) per share attrributable to common stock of International Textile Group, Inc., basic:
Loss from continuing operations	$(4.70)	$(3.27)
Income from discontinued operations	0.11	-
	$(4.59)	$(3.27)
Net income (loss) per share attrributable to common stock of International Textile Group, Inc., diluted:
Loss from continuing operations	$(4.70)	$(3.27)
Income from discontinued operations	0.11	-
	$(4.59)	$(3.27)

Weighted average number of shares outstanding - basic	17,468	17,468
Weighted average number of shares outstanding - diluted	17,468	17,468

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss
(Amounts in thousands, except share data)

	International Textile Group, Inc. Stockholders
					Capital			Accumulated
					in	Treasury		other	Non-
	Preferred stock		Common stock		excess of	stock	Accumulated	comprehensive	controlling
	Shares	Amount	Shares	Amount	par value	amount	deficit	loss	interests	Total

Balance at December 31, 2009	9,974,138	$249,353	17,468,327	$175	$97,718	$(411)	$(405,917)	$(4,713)	$2,764	$(61,031)

Comprehensive loss for the twelve months ended December 31, 2010:
Net loss	—	—	—	—	—	—	(37,582)	—	(8,722)	(46,304)
Actuarial losses on benefit plans, net of taxes								(1,410)		(1,410)
Net comprehensive loss	—	—	—	—	—	—	(37,582)	(1,410)	(8,722)	(47,714)
Capital contributions from minority stockholders	—	—	—	—	—	—	—	—	1,200	1,200
Conversion to equity of note payable to joint venture partner	—	—	—	—	—	—	—	—	2,940	2,940
Preferred stock dividends	780,351	19,509	—	—	(19,509)	—	—	—	—	—
Balance at December 31, 2010	10,754,489	268,862	17,468,327	175	78,209	(411)	(443,499)	(6,123)	(1,818)	(104,605)

Comprehensive loss for the twelve months ended December 31, 2011:
Net loss	—	—	—	—	—	—	(59,140)	—	(10,503)	(69,643)
Actuarial losses on benefit plans, net of taxes								(1,102)		(1,102)
Net comprehensive loss	—	—	—	—	—	—	(59,140)	(1,102)	(10,503)	(70,745)
Acquisition of noncontrolling interest	—	—	—	—	3,314	—	—	—	(3,487)	(173)
Preferred stock dividends	841,406	21,035	—	—	(21,035)	—	—	—	—	—
Balance at December 31, 2011	11,595,895	$289,897	17,468,327	$175	$60,488	$(411)	$(502,639)	$(7,225)	$(15,808)	$(175,523)

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2011	2010
OPERATIONS
Net loss	$(69,643)	$(46,304)
Adjustments to reconcile net loss to cash used in operations:
Gain on disposal of discontinued operations	(2,066)	-
Non-cash restructuring charges	3	-
Provision for bad debts	8	41
Depreciation and amortization of property, plant and equipment	20,175	21,105
Amortization of deferred financing costs	1,250	2,040
Deferred income taxes	1,478	1,078
Equity in loss of unconsolidated affiliates	40	92
Change in reserve for losses on inventory purchase commitments	-	(209)
Gain on sale of assets	(1,722)	(1,696)
Noncash interest expense	32,781	30,553
Foreign currency exchange losses	1,433	1,361
Contributions to pension benefit plan	(2,363)	(1,560)
Payment of interest on payment-in-kind notes	(1,527)	-
Change in operating assets and liabilities:
Accounts receivable	(3,174)	(13,784)
Inventories	(23,362)	(13,355)
Other current assets	1,865	(3,489)
Accounts payable and accrued liabilities	20,843	8,711
Income taxes payable	(1,167)	(364)
Other	5,196	953
Net cash used in operating activities	(19,952)	(14,827)

INVESTING
Capital expenditures	(3,366)	(3,770)
Investments in and advances to unconsolidated affiliates	(124)	-
Distributions from unconsolidated affiliates	-	750
Proceeds from sale of property, plant and equipment	2,638	2,120
Proceeds from sale of other assets, net	6,106	-
Net cash provided by (used in) investing activities	5,254	(900)

FINANCING
Proceeds from issuance of term loans	40,713	127
Repayment of term loans	(34,122)	(7,812)
Net borrowings under revolver loans	74,119	8,946
Repayment of revolving loan facility at maturity	(38,577)	-
Net proceeds from short-term borrowings	5,454	455
Payment of financing fees	(2,682)	(50)
Repayment of capital lease obligations	(606)	(614)
Acquisition of noncontrolling interest	(173)	-
Proceeds from issuance of senior subordinated notes - related party	10,973	12,000
Payment of principal on payment-in-kind notes	(38,992)	-
Capital contributions from minority stockholders	-	1,200
Decrease in checks issued in excess of deposits	(740)	(298)
Net cash provided by financing activities	15,367	13,954

Effect of exchange rate changes on cash and cash equivalents	(572)	(383)
Net change in cash and cash equivalents	97	(2,156)
Cash and cash equivalents at beginning of period	3,890	6,046
Cash and cash equivalents at end of period	$3,987	$3,890

Supplemental disclosures of cash flow information:
Cash payments of income taxes, net	$2,269	$2,091
Cash payments for interest	$11,773	$8,941
Noncash investing and financing activities:
Accrued preferred stock dividends	$21,035	$19,509
Conversion to equity of note payable to joint venture partner	$-	$2,940
Issuance of note receivable for sale of assets	$1,041	$-
Additions to property, plant and equipment using deposits or trade credits	$-	$20
Debt incurred to settle financing costs	$610	$-
Capital lease obligations incurred to acquire assets	$-	$127

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements

Note 1 Significant Accounting Policies

(a)      Nature of Business

International Textile Group, Inc. (“ITG”, the “Company”, “we”, “us” or “our”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations principally in the United States, China, and Mexico. The accompanying consolidated financial statements include the results of the Company’s operations at its greenfield facility in Vietnam, which was subsequently idled in January 2012.

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

Financial Condition

The Company and its subsidiaries have a significant amount of debt outstanding under various credit facilities and agreements. A substantial portion of the Company’s debt on a consolidated basis is payable by our international subsidiaries and is non-recourse to the ITG parent company. In addition, a substantial portion of the Company’s debt, $230.5 million at December 31, 2011, is payable to related parties (namely, certain entities affiliated with Wilbur L. Ross., Jr., the Company’s chairman of the board).  The following table presents a summary of the Company’s debt obligations payable to third parties (in thousands).

	U.S.	International	Total
Current portion of long-term debt	$4,245	$23,969	$28,214
Callable long-term debt classified as current	14,166	51,386	65,552
Short-term borrowings	8,803	45,648	54,451

Bank debt and other long-term obligations, net of current maturities	70,253	43,444	113,697
Total third party debt	$97,467	$164,447	$261,914

As of December 31, 2011 and continuing through the date hereof, the Company was not in compliance with a covenant under its Senior Subordinated Notes (defined below). Under the terms of the agreement governing these Notes, such noncompliance constitutes an event of default that gives the holders thereof the right, among others, to declare all outstanding principal and accrued interest under the facility ($14.2 million at December 31, 2011) immediately due and payable after the passage of a 120 day waiting period, and to take possession of and dispose of certain assets of the Company after a 540 day waiting period. These waiting periods have not commenced as of the filing of this annual report on Form 10-K.  In connection with the foregoing, in March 2012, the Company and the other parties thereto entered in to an amendment to the Company's $105.5 million Amended and Restated Credit Agreement (the “2011 Credit Agreement”). This amendment, among other things waives, until March 31, 2013, the cross default thereunder which would otherwise arise from the event of default arising under the agreement relating to the Senior Subordinated Notes described above. No assurances can be given that the Company will be able to obtain any further necessary modifications, amendments or waivers to the agreement in the future, or concerning the timing or costs thereof.

Although the Company believes it is positioned to manage its liquidity requirements within its businesses over the next twelve months through funds expected to be generated from operations and available borrowing capacity, the Company’s ability to manage its non-recourse or certain of its international debt that becomes due in 2012 will be dependent upon its ability to (i) refinance such existing international debt, (ii) restructure or obtain replacement financing for, or obtain modifications or amendments to, any debt instruments of which the Company is not in covenant compliance. The Company has estimated that the fair value of its collateral is sufficient to satisfy its debt obligations. There can be no assurances as to the Company’s ability to complete any of the foregoing, or as to the availability of any other necessary financing and, if available, whether any potential sources of funds would be available on terms and conditions acceptable to the Company. For additional information on the Company’s outstanding indebtedness, see Note 8.

(b)      Principles of Consolidation

The consolidated financial statements include the financial statements of International Textile Group, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in affiliates in which the Company owns 20% to 50% of the voting stock or has significant influence are accounted for using the equity method. In addition, the Company evaluates its relationships with other entities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10-25, “Consolidation – Recognition – Variable Interest Entities,” to identify whether they are variable interest entities as defined therein and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FASB ASC 810-10-25.

(c)      Cash and Cash Equivalents

Cash and cash equivalents include time deposits and other short-term investments with an original maturity of three months or less; at times such amounts on deposit with an entity may exceed Federal Deposit Insurance Corporation limits.

(d)      Accounts Receivable, Net

Trade accounts receivable are recorded at the invoiced amount and bear interest in certain cases that is recognized as the interest is received. The Company continuously performs credit evaluations of its customers, considering numerous inputs including, but not limited to, customers’ financial position; past payment history; cash flows and management capability; historical loss experience; and general and industry economic conditions and prospects. The Company estimates its allowance for doubtful accounts based on a combination of historical and current information regarding the balance of accounts receivable, as well as the current composition of the pool of accounts receivable. The Company determines past due status on accounts receivable based on the contractual terms of the original sale. Accounts receivable that management believes to be ultimately uncollectible are written off upon such determination. The Company records sales returns as a reduction to sales, cost of sales, and accounts receivable and an increase to inventory based on return authorizations for off-quality goods. Returned products that are recorded as inventories are valued based upon expected realizability.

(e)       Inventories

Inventories represent direct materials, labor and overhead costs incurred for products not yet delivered. Inventories are valued at the lower of cost or market value using the first-in, first-out (“FIFO”) method. ITG reviews its inventory to identify excess or slow moving products, discontinued and to-be-discontinued products, and off-quality merchandise, on a monthly basis. For those items in inventory that are so identified, ITG estimates their market value based on historical and current realization trends. This evaluation requires forecasts of future demand, market conditions and selling prices. If the forecasted market value is less than cost, ITG writes down the value of its inventory to reflect the lower value of that inventory. This methodology recognizes inventory exposures at the time such losses are evident rather than at the time goods are actually sold.

(f)       Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for by either the equity or cost methods, generally depending upon ownership levels. The equity method of accounting is used when the Company’s investment in voting stock gives it the ability to exercise significant influence over operating and financial policies of the investee. The equity method of accounting is used for unconsolidated affiliated companies in which the Company holds 20% or more of the voting stock of the investee, but no more than 50%. Investments in less than 20% of the voting stock of an unconsolidated affiliated company are accounted for using the cost method. These investments in unconsolidated affiliates are assessed periodically for impairment and are written down if and when the carrying amount is not considered fully recoverable.

(g)      Property, Plant and Equipment and Long-lived Assets Held for Sale

Property, plant and equipment are stated at cost less accumulated depreciation. Plant and equipment under capital leases are stated at the present value of minimum lease payments and amortization charges are included in depreciation expense. Depreciation and amortization of property, plant and equipment is calculated over the estimated useful lives of the related assets principally using the straight-line method: 15 years for land improvements, 10 to 40 years for buildings and 2 to 12 years for machinery, fixtures, and equipment (see Note 5). Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. The Company capitalizes certain interest costs as a component of the cost of construction in progress. The Company has purchased land-use rights from government entities in certain foreign countries that allow the use of land for periods of up to 99 years. Such amounts, which are not significant to the Company’s consolidated balance sheet, are recorded in property, plant and equipment and are amortized over various periods in accordance with local government regulations. Renewals or betterments of significant items are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Long-lived assets or disposal groups are classified as held for sale when all the applicable criteria of FASB ASC 360, “Property, Plant, and Equipment”, are met;  such assets are measured at the lower of their carrying amount or estimated fair value less costs to sell. A long-lived asset is not depreciated while it is classified as held for sale. The results of operations of a business component that either has been disposed of or is classified as held for sale is reported in discontinued operations in accordance with FASB ASC 360. The Company allocates interest to discontinued operations based on debt that is required to be repaid as a result of the disposal transactions. Interest expense allocated to and included in discontinued operations for 2011 and 2010 was $0.1 million and $0.4 million, respectively.

(h)      Goodwill, Intangible Assets and Deferred Charges

Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350, “Intangibles—Goodwill and Other”. The Company performs its annual goodwill impairment testing as of October 1 of each fiscal year, and the Company also tests goodwill for impairment between annual tests if events occur or circumstances change that raise questions about recoverability. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives. The Company continually monitors conditions that may affect the carrying value of its intangible assets. When conditions indicate potential impairment of such assets, the Company evaluates the estimated fair value of the assets. When the estimated fair value of an asset is less than the carrying value of the asset, the impaired asset is written down to its estimated fair value, with a charge to operations in the period in which impairment is determined.

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

(j)      Payable in-Kind Interest

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

(k)     Pensions and Other Postretirement Benefits

The valuation of pension and other postretirement benefits requires the use of assumptions and estimates to develop actuarial valuations of expenses, assets, and liabilities. Assumptions are made with respect to, among other things, discount rates, mortality rates, investment returns, projected benefits and Company contributions. The actuarial assumptions used are reviewed periodically and compared with external benchmarks. The discount rate is determined by projecting the plans’ expected future benefit payments as defined for the projected obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that results in the same projected benefit obligation. Estimated returns on plan investments are based on long-term expectations given current investment objectives and historical results. In accordance with FASB ASC 715, “Compensation – Retirement Benefits”, the Company recognizes the funded status of each plan in the consolidated balance sheets.

(l)      Insurance

Insurance liabilities are recorded based upon the claim reserves established through actuarial methods and estimates, including historical claims experience, demographic factors, severity factors, expected trend rates and other actuarial assumptions. To mitigate a portion of its risks, the Company maintains insurance for individual claims exceeding certain dollar limits. Provisions for estimated losses in excess of insurance limits are provided at the time such determinations are made. The accruals associated with the exposure to these potential liabilities, as well as the methods used in such evaluations, are reviewed by management for adequacy at the end of each reporting period and adjustments, if any, are reflected in earnings.

(m)    Revenue Recognition

Sales are recorded upon shipment or delivery, depending on when title and the risks and rewards of ownership passes to unaffiliated customers. The Company classifies amounts billed to customers for shipping and handling in net sales, and costs incurred for shipping and handling in cost of sales in the consolidated statements of operations. Taxes assessed by a governmental authority that are imposed directly on a revenue-producing transaction are presented on a net basis in the consolidated statements of operations.

(n)     Income Taxes

The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions, the most significant of which are Mexico and China. Income taxes are accounted for under the rules of FASB ASC 740, “Income Taxes”, and a full income tax provision is computed for each reporting period. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. A valuation allowance is provided for deferred tax assets when, in the opinion of management, it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. In evaluating the future realization of its deferred tax assets, ITG considers both positive and negative evidence related to expected future reversals of existing taxable temporary differences, projections of future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, and potential tax-planning strategies. The Company records interest and penalties related to income tax settlements in income tax expense in the consolidated statements of operations. Significant judgments are required in order to determine the realizability of the deferred tax assets. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods. For uncertain income tax positions on the Company’s income tax returns, the Company first determines whether it is more likely than not that each income tax position would be sustained upon audit. The Company then estimates and measures any tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities. If the Company later modifies its evaluations, the Company records the related changes in the tax provision during the period in which such determinations are made.

(o)     Derivative Instruments

The Company accounts for derivative instruments in accordance with FASB ASC 815, “Derivatives and Hedging”. Under these rules, all derivatives are required to be recognized on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. During 2011 and 2010, ITG did not have any instruments that were designated as hedging instruments and therefore, gains and losses associated with derivative instruments were recognized in earnings during the period of the change.

(p)     Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs not within the scope of FASB ASC 410, “Asset Retirement and Environmental Obligations”, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is deemed probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies, net of estimated insurance recoveries, are expensed as incurred. Any recoveries of costs from third parties, which are probable of realization, are separately recorded as assets, and are not offset against the related liability, in accordance with FASB ASC 210-20, “Balance Sheet – Offsetting”. The Company accrues for losses associated with environmental remediation obligations not within the scope of FASB ASC 410 when such losses are deemed probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

(q)     Stock-Based Compensation

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

(r)      Foreign Currency Translation

The U.S. dollar is the functional currency of the Company’s foreign subsidiaries primarily due to the amount and volume of transactions denominated in U.S. dollars, including sales transactions and related accounts receivable, purchase transactions and related inventories and accounts payable, financing transactions and certain intercompany transactions. In addition, the foreign subsidiaries’ sales prices are determined predominantly by worldwide competitive and economic factors. As a result, the effects of remeasuring assets and liabilities into U.S. dollars are included in the accompanying consolidated statements of operations in “other (income) expense, net.”

(s)      Fair Value of Financial Instruments

The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt.

(t)      Segment Information

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and four reportable segments that are presented herein. The reporting of the Company’s operations to the CODM in five segments is consistent with how the Company is managed and how resources are allocated by the CODM. On March 31, 2011, the Company entered into an agreement to sell certain assets related to its jacquard fabrics business in the interior furnishings segment, including accounts receivable, inventories, certain intellectual property and property, plant and equipment. The results of operations related to the jacquard fabrics business are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Segment data for all periods presented in the accompanying consolidated financial statements has been recast to conform to the current presentation as reported to the CODM.

(u)     Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts recorded in the consolidated financial statements and the related notes to consolidated financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of trade receivables, inventories, goodwill, intangible assets, other long-lived assets, guarantee obligations, indemnifications and assumptions used in the calculation of income taxes, pension and postretirement benefits and of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the environmental costs, among others. These estimates and assumptions are based upon historical factors, current circumstances and the experience and judgment of the Company’s management. Management monitors economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currencies and equity share values as well as changes in global consumer spending can increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ from these estimates under different assumptions or conditions. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements for future periods. Management believes that its estimates impacting the accompanying consolidated financial statements, including for these matters, are reasonable based on facts currently available.

(v)     Research and Development Expenses

Research and development costs are charged to operations when incurred and are recorded as a component of selling and administrative expenses in the accompanying consolidated statements of operations. Costs associated with research and development for the 2011 and 2010 fiscal years were approximately $6.3 million and $7.4 million, respectively.

(w)    Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs were approximately $0.4 million and $0.2 million during the 2011 and 2010 fiscal years, respectively, and were recorded as a component of selling and administrative expenses in the accompanying consolidated statements of operations.

(x) Fiscal Year

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which changes the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity may also elect not to perform the qualitative assessment and, instead, utilize the two-step quantitative impairment test. These changes become effective for the Company for goodwill impairment testing performed on or after January 1, 2012. The Company performs its goodwill impairment review in the fourth quarter of each calendar year or otherwise if circumstances dictates, and the Company early adopted these changes effective for its review of goodwill in the fourth quarter of 2011. The Company did not implement a qualitative assessment in the fourth quarter of 2011 and the adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The provisions of this guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which indefinitely defers certain provisions ASU 2011-05  to allow the FASB time to deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The adoption of ASU 2011-05 will not have any impact on our financial position or results of operations but will impact our financial statement presentation. The Company expects that it will adopt the option to present two separate but consecutive statements of comprehensive income.

Note 2 Discontinued Operations and Long-Lived Assets Held for Sale

On March 31, 2011, the Company entered into an agreement to sell certain assets related to its jacquard fabrics business, including accounts receivable, inventories, certain intellectual property and property, plant and equipment. The purchase price included $6.4 million in cash and a non-interest bearing promissory note of $1.1 million, which is being paid in eleven monthly installments beginning in September 2011 (recorded with an initial discount of $0.1 million). The Company’s results of operations include net sales from the jacquard fabrics business of $3.6 million in 2011 and $16.5 million 2010, and loss from discontinued operations, net of income taxes, of $0.1 million and $0.0 million, respectively, in the same periods. The results of operations related to the jacquard fabrics business are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. The Company recorded a gain on the disposal of the jacquards fabrics business of $2.1 million in 2011, which is also included in discontinued operations.

At December 31, 2011, the Company had $0.3 million of long-lived assets held for sale related to certain buildings in the bottom-weight woven fabrics segment. Such long-lived assets held for sale are classified as current assets in the December 31, 2011 consolidated balance sheet because the Company expects to sell these assets in 2012. At December 31, 2010, the Company had $1.6 million of long-lived assets held for sale consisting primarily of machinery and equipment of $1.2 million related to the discontinued jacquard fabrics business, and $0.4 million related to certain buildings in the bottom-weight woven fabrics segment that were sold in 2011.

Note 3 Inventories

The major classes of inventory are as follows (in thousands):

	December 31,	December 31,
	2011	2010
Inventories at FIFO:
Raw materials	$17,472	$20,584
Work in process	45,139	38,572
Finished goods	63,874	45,076
Dyes, chemicals and supplies	13,594	14,747
	$140,079	$118,979

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

The aggregate summarized unaudited financial information of the Company’s investments in unconsolidated affiliates is set forth below (in thousands).

	December 31,	December 31,
	2011	2010
Current assets	$13,597	$12,369
Noncurrent assets	7,941	9,403
Current liabilities	2,945	3,189
Noncurrent liabilities	—	96
Net sales	88,138	60,142
Gross profit	2,447	3,756
Net income	683	1,266

Results of operations included in the above table include various related party transactions entered into in the normal course of business with the Company (see Note 16). Such related party transactions have been eliminated through the cost of goods sold and the equity in loss of unconsolidated affiliates lines in the Company’s consolidated statements of operations. The Company assigned no values to noncurrent assets acquired in connection with the formation of the Company (except for noncurrent assets applicable to minority interest) due to the existence of negative goodwill in accordance with GAAP. Accordingly, no value was assigned to the Company’s noncurrent investments in unconsolidated affiliates upon formation of the Company. At December 31, 2011 and 2010, the Company’s recorded investment in Summit Yarn was approximately $8.9 million less than its 50% interest in Summit Yarn equity due to the above referenced purchase accounting adjustments.

Note 5 Property, Plant, and Equipment and Long-Lived Assets Held for Sale

Property, plant, and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2011	2010
Land and land improvements	$3,427	$3,440
Buildings	76,186	76,376
Leasehold improvements	1,595	1,852
Machinery and equipment	206,180	201,578
Construction in progress	2,864	3,604
Equipment under capital leases	13,385	13,536
	303,637	300,386
Less: accumulated depreciation	(110,452)	(89,577)
	$193,185	$210,809

The Company periodically performs assessments of the useful lives of its depreciable assets. In evaluating useful lives, the Company considers how long assets will remain functionally efficient and effective given such factors as quality of construction and estimated economic environments, competitive factors and technological advancements. If the assessment indicates that an asset may be used for a longer or shorter period than previously estimated, the useful life of such asset is revised, resulting in a change in estimate. Changes in estimates are accounted for on a prospective basis by depreciating the asset’s current carrying value over its revised estimated remaining useful life. Depreciation and amortization expense related to property, plant and equipment was $20.2 million and $21.1 million for the 2011 and 2010 fiscal years, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets pursuant to the provisions of FASB ASC 360, “Property, Plant, and Equipment”. Any impairment charges related to property, plant and equipment had no impact on the Company’s cash flows or liquidity in any period presented.

Since completion in December 2008 and after the significant economic downturn in 2008 and 2009, the Company’s ITG-Phong Phu Joint Venture (“ITG-PP”) facility has experienced increasing capacity utilization but, through December 31, 2011, continued to incur operating losses primarily due to a shortage of available working capital resulting in plant curtailments, late customer deliveries and high air freight costs. As such, the Company and with the assistance of an affiliate of Wilber L. Ross, Jr., the Company’s chairman of the board, made additional investments in ITG-PP during 2011 (see “Revolving and Term Loans and Factoring Agreements” below). At December 31, 2011, this facility has not reached full capacity utilization and the Company remains in discussions with the joint venture partner to resolve certain disputes. As a result of such disputes, in December 2011, the board of directors of ITG-PP Joint Venture passed a resolution to idle the Vietnam operation for an unknown period of time beginning in January 2012.  The Company and its joint venture partner have entered into an arbitration process to resolve these disputes. The operating losses and idling of ITG-PP required the Company to test each quarter the recoverability of the value of ITG-PP’s long-lived assets in the Company’s bottom-weight woven fabrics segment pursuant to the provisions of FASB ASC 360.

In light of decisions by two of the largest customers of Cone Denim de Nicaragua (“CDN”) to discontinue production in certain of their Central American facilities, in April 2009, the Company decided to idle its CDN facility and continues to monitor its strategic alternatives in the region. The idling of CDN’s facility has required the Company to test each quarter the recoverability of the value of CDN’s long-lived assets in the Company’s all other segment.

Such recoverability reviews and tests did not result in any impairment charges in 2011 or 2010 primarily based on fair value measured by prices for similar assets. The Company cannot predict the occurrence of future events that might adversely affect the carrying value of long-lived assets and continues to monitor its strategic alternatives in these regions. Any further decline in economic conditions or failure to restart the facilities in these regions on a timely basis could result in future impairment charges with respect to the Company’s long-lived assets, including any of its property, plant and equipment.

Note 6 Goodwill, Intangible Assets and Deferred Charges

Goodwill, intangible assets and deferred charges are comprised of the following (in thousands):

		December 31, 2011			December 31, 2010
	Range of Life (Years)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Goodwill	N/A	$2,740	$—	$2,740	$2,740	$—	$2,740

Other intangible assets	N/A	$200	$—	$200	$200	$—	$200

Amortizable intangbile assets and deferred charges:
Deferred financing costs	2-7	7,629	(4,885)	2,744	5,898	(4,845)	1,053
Other	4.5	100	(100)	—	100	(100)	—
Total		$7,929	$(4,985)	$2,944	$6,198	$(4,945)	$1,253

The goodwill balance at December 31, 2011 and 2010 of $2.7 million relates to the commission finishing segment and resulted in no impairment as a result of the Company’s annual evaluation as of October 1, 2011 or 2010.

The following table reflects the changes in the net carrying amount of other intangible assets (in thousands):

Other Intangible
Assets
Balance at December 31, 2009	$3,241
Payment of financing fees	50
Amortization	(2,040)
Foreign currency translation adjustments	2
Balance at December 31, 2010	1,253
Payment of financing fees	2,682
Noncash debt incurred to settle financing costs	300
Amortization	(1,250)
Foreign currency translation adjustments	(41)
Balance at December 31, 2011	$2,944

Amortization expense for intangibles and deferred charges for the 2011 and 2010 fiscal years was $1.3 million and $2.0 million, respectively. The estimated future amortization expense for definitive-lived intangibles and deferred charges, based on current balances is as follows (in thousands):

2012	$1,001
2013	855
2014	738
2015	150
2016	—

Note 7 Sundry Payables and Accrued Liabilities

The major categories of sundry payables and accrued liabilities are as follows (in thousands):

	December 31,	December 31,
	2011	2010
Accrued salaries and benefits	$4,892	$6,410
Accrued interest	8,412	2,321
Reserves related to restructuring severance and benefits	847	136
All other	16,188	14,170
Total	$30,339	$23,037

Note 8 Long-Term Debt and Short-Term Borrowings

Total outstanding long-term debt of the Company consisted of the following (in thousands):

	December 31,	December 31,
	2011	2010
Revolving loans:
ITG, Inc.	$59,992	$35,778
Parras Cone de Mexico, S.A. de C.V.	11,326	—
Term loans:
ITG, Inc.	14,035	—
Burlington Morelos S.A. de C.V.	17,500	6,595
Cone Denim (Jiaxing) Limited	23,280	34,942
Jiaxing Burlington Textile Company	6,760	8,737
ITG-Phong Phu Limited Company	13,380	17,840
Cone Denim de Nicaragua	38,006	37,997
Other:
Senior subordinated notes	14,166	51,619
Senior subordinated notes - related party	128,626	103,669
Unsecured subordinated notes - related party	101,920	85,588
Capitalized lease obligations	8,922	9,529
Other notes payable	96	130
Total long-term debt	438,009	392,424
Less: current portion of long-term debt	(28,214)	(30,061)
Less: callable long-term debt classified as current	(65,552)	(37,997)
Total long-term portion of long-term debt	$344,243	$324,366

Revolving and Term Loans and Factoring Agreements

On March 30, 2011, the Company and certain of its U.S. subsidiaries entered into a $105.5 million Amended and Restated Credit Agreement with General Electric Capital Corporation (“GE Capital”), as agent and lender, and certain other lenders signatory thereto (as amended, the “2011 Credit Agreement”), which replaced the Company’s then-existing U.S. bank credit agreement and its Mexican term loan agreement. The 2011 Credit Agreement provides for a revolving credit facility (the “U.S. Revolver”) initially in the amount of $85.0 million and a $20.5 million term loan facility (the “U.S. Term Loan”), each having a maturity date of March 30, 2015. On December 27, 2011, the Company and the lenders under the 2011 Credit Agreement entered into Consent and Amendment No. 4 to the 2011 Credit Agreement which provides the Company with additional available liquidity through an increase of $10.0 million in revolving loan commitments under the 2011 Credit Agreement, with the availability thereunder remaining subject to the borrowing base limitations contained in the 2011 Credit Agreement.

The U.S. Term Loan requires the repayment of $0.5 million in principal per month from May 2011 to April 2012, and $0.3 million per month thereafter until maturity, at which date the entire remaining principal balance of the U.S. Term Loan is due. Borrowings under the 2011 Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option. At December 31, 2011, there was $60.0 million outstanding under the U.S. Revolver at a weighted average interest rate of 4.6% and $14.0 million outstanding under the U.S. Term Loan at a weighted average interest rate of 4.4%. As of December 31, 2011, the Company had $11.8 million of standby letters of credit issued in the normal course of business, none of which had been drawn upon, that reduced the borrowing availability under the U.S. Revolver. At December 31, 2011, availability under the U.S. Revolver was approximately $6.9 million.

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

Company is restricted from making loans to, and/or investments in, its international subsidiaries, including its international greenfield initiatives. At December 31, 2011, average adjusted availability was approximately $2.9 million and availability was $6.9 million, and the Company was subject to such restrictions. Notwithstanding these restrictions, in June 2011, the Company and the lenders under the 2011 Credit Agreement entered into Consent and Amendment No. 1, and Amendment No. 2, to the 2011 Credit Agreement which, among other things, provided the Company the ability to (i) make investments in ITG-PP in an amount up to $3.5 million, which investments were made in the form of loans to ITG-PP in June 2011, and (ii) enter into and perform its obligations under an amended Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of Fund IV not to exceed $15.5 million (see “Guarantees” below). Further, in November 2011, the Company and the lenders under the 2011 Credit Agreement entered into Amendment No. 3 to the 2011 Credit Agreement, which provides that either (i) such investments in ITG-PP were required to be repaid to the Company by ITG-PP no later than May 14, 2012 or (ii) the lenders under the 2011 Credit Agreement were entitled to receive payment in full under a $3.7 million letter of credit issued by Fund IV no later than June 13, 2012;

•
if availability is less than $17.5 million, the Company would be required to comply with a specified fixed charge coverage ratio (as defined). The Company was subject to, and in compliance with, such fixed charge coverage ratio as of December 31, 2011. The Company and the lenders under the 2011 Credit Agreement entered into an amendment to the 2011 Credit Agreement which, among other things, resets the minimum fixed charge coverage ratio for specified periods in 2012;

•
depending on average adjusted availability, the applicable margin added to LIBOR or other published bank interest rates for borrowings under the 2011 Credit Agreement can range from 3.25% to 3.75% (the weighted average applicable margin was 3.6% at December 31, 2011). In addition, depending on amounts borrowed and average adjusted availability, the U.S. Revolver requires the payment of an unused commitment fee in the range of 0.50% to 0.75% annually, payable monthly; and

•
if the Company’s excess availability (as defined in the 2011 Credit Agreement) falls below certain predefined levels, the lenders under the 2011 Credit Agreement can draw upon a standby letter of credit in the amount of $20.0 million issued by certain entities affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board (collectively, the “WLR Affiliates”), under the terms of a support agreement entered into by such affiliates pursuant to Consent and Amendment No. 4 to the 2011 Credit Agreement, dated December 27, 2011; no such amounts have been drawn by the lenders as of December 31, 2011.

On March 23, 2011, a wholly owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Morelos”), entered into a five year, $20.0 million term loan (the “Mexican Term Loan”) with Banco Nacional De Mexico, S.A., (“Banamex”). The proceeds from borrowings under the Mexican Term Loan were used to (i) repay in full all outstanding obligations under Morelos’ then-existing term loan agreement in the amount of $6.6 million, and (ii) repay a portion of intercompany indebtedness owed by Morelos to ITG in the amount of $13.0 million, which ITG then used to repay an equivalent amount of Tranche A Notes (defined below).

The obligations of Morelos under the Mexican Term Loan are in U.S. dollar loans and are secured by a pledge of all the accounts receivable, inventories, and property, plant and equipment of Morelos and its subsidiaries. The interest rate on borrowings under the Mexican Term Loan is variable at LIBOR plus 4%. At December 31, 2011, the amount outstanding under the Mexican Term Loan was $17.5 million at an interest rate of 4.3%. The Mexican Term Loan requires the repayment of $0.3 million in principal per month until February 2016, with the remaining principal balance due in March 2016.

The Mexican Term Loan contains customary provisions for default for agreements of this nature. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under either of the respective agreements as a secured party. The Mexican Term Loan also contains certain financial covenant requirements customary for agreements of this nature, including a Short Term Indebtedness Coverage Index that cannot be less than 1.25, a Total Debt Coverage Index that cannot be greater than 3.5, an Interest Coverage Index that cannot be less than 3.5, a Liquidity Index that cannot be less than 1.2, and a Leverage Index (each as defined in the Mexican Term Loan) that cannot be greater than 2.0. As of December 31, 2011, the Company was in compliance with such covenants. In addition, Morelos and its subsidiaries are restricted under the Mexican Term Loan from making annual capital expenditures in excess of one percent of annual consolidated net sales of such consolidated group.

In connection with the Mexican Term Loan, on March 23, 2011, a wholly owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a revolving receivables factoring agreement under which Parras Cone agreed to sell certain of its accounts receivable to Banamex, on a recourse basis. The amount of accounts receivable of Parras Cone that can be sold under this agreement, as amended, cannot exceed $20.0 million. At December 31, 2011, the amount of secured borrowings outstanding under the Mexican factoring agreement was $11.3 million, at an interest rate of 4.3%, which borrowings are collateralized by certain of Parras Cone’s trade accounts receivable in the aggregate amount of approximately $12.6 million. This agreement, as amended, expires March 7, 2013. Accordingly, the Company has classified the $11.3 million balance outstanding under this facility as a long-term liability at December 31, 2011 in accordance with GAAP.

In 2006 and 2007, Cone Denim (Jiaxing) Limited obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars, which was used for the import of equipment to Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $23.3 million with a weighted average interest rate of 4.6% at December 31, 2011. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The outstanding loan amount is scheduled to be repaid in the principal amounts of $11.7 million and $11.6 million in June 2012 and June 2013, respectively. The term loan is secured by the building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals.

The Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, obtained project financing from China Construction Bank. Such funding was used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB, at the option of the Company and subject to foreign currency exchange rate changes. The term loan is being repaid in quarterly installments of $0.8 million due in each quarter of 2012 and $1.2 million due in each of the first three quarters of 2013. The financing agreement has a maturity date of August 2013 and bears interest at six-month LIBOR plus 3.0% for U.S. dollar loans. The financing agreement provides the lender the right to immediately declare this debt due and payable if Jiaxing Burlington Textile Company incurs a book loss in excess of 5.0 million renminbi under Chinese generally accepted accounting principles during any calendar fiscal year through the date of maturity. As of December 31, 2011, Jiaxing Burlington Textile Company was in compliance with this requirement. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At December 31, 2011, outstanding borrowings under this facility were $6.8 million (in U.S. dollar equivalents) with a weighted average interest rate of 6.0%. The loans are secured by the building, machinery and equipment of Jiaxing Burlington Textile Company. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-PP entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments of $1.1 million, which began in February 2010. The interest rate is adjusted every second month to the twelve month term deposit rate at Techcombank plus 3.5%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. ITG-PP has both VND and U.S. dollar based loans outstanding under this agreement. At December 31, 2011, $13.4 million was outstanding under this facility with a weighted average interest rate of 9.7%. The Techcombank term loan and the ITG-PP capital lease obligation (described below) are non-recourse to the Company, but are secured by the assets of ITG-PP.

ITG-PP has entered into a seven year lease agreement with its joint venture partner for certain equipment that extends through June 2014. The Company has recorded this lease as a capital lease in an original amount of $10.2 million with principal and interest payments ranging from $0.1 million to $0.2 million per month under the terms of the agreement. Through December 31, 2011, ITG-PP had not made $4.6 million of required principal payments to its joint venture partner on this capital lease obligation because the joint venture partner has not made matching capital contributions related to ITG-PP. The capital lease obligation is non-recourse to the ITG parent company or any other subsidiary of the Company. The Company and its joint venture partner have entered into an arbitration process to resolve certain disputes.

In December 2011 the board of directors of ITG-PP passed a resolution to idle the Vietnam operation for an unknown period of time beginning in January 2012.  ITG-PP did not make its scheduled bank term loan payment in February 2012, and on March 10, 2012 Techcombank sent ITG-PP a notice of an event of default that declares all outstanding principal and accrued interest under the Techcombank term loan and short-term borrowing facilities immediately due and payable, and gives the bank the right, among others, to charge penalty interest on the outstanding balance and to take possession of and dispose of the assets of ITG-PP. The Techcombank loans are non-recourse to the ITG parent company or any other subsidiary of the Company. Because of the uncertainties related to ITG-PP and the related issues, the Company has classified the entire amount of the Techcombank term loan of $13.4 million as current as of December 31, 2011. In addition, the ITG parent company currently has loans outstanding with ITG-PP of approximately $34.5 million, including accrued interest, that are collateralized by the assets of ITG-PP on a junior basis.

In December 2007, CDN entered into a $37.0 million term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua. The loan amounts have been used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. Loans under this term loan agreement are required to be repaid in up to 16 quarterly installments of $1.850 million beginning on September 15, 2010, with a final payment of $7.4 million due on September 15, 2014. The term loans bear interest at LIBOR plus a margin of 4%, and a late payment fee of 6% per annum is assessed on the amount of principal payments in arrears. As amended, the original term loans thereunder have been re-characterized either as senior loans, for which accrued interest thereon is required to be paid either as originally scheduled or, for certain portions of the interest accruing through June 15, 2010, the amounts have been converted to 12% junior loans. Interest on the junior loans is required to be repaid quarterly beginning on September 15, 2010 and continuing through September 15, 2014, with the principal amount of the junior loans due on September 15, 2014. Both the senior and junior loans are non-recourse to the Company, but are secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. At December 31, 2011, $37.0 million of senior loans with an interest rate of 4.3%, and $1.0 million of junior loans, were outstanding under this facility.

In light of decisions by two of the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, in April 2009, the Company decided to idle this facility. Through December 31, 2011, CDN had not made $16.7 million of required term loan principal, interest and late fee payments. Upon a default under the term loan agreement, all amounts outstanding thereunder are immediately due and payable, and the lenders thereunder have the right to proceed against the collateral securing such loans. In addition, as a result of the accumulated losses of CDN and pursuant to Nicaraguan law, the lenders under CDN’s term loan have certain rights in addition to those under the term loan agreement, including certain rights with respect to requiring the dissolution of CDN. The Company, as sponsor of CDN, has entered into a Project Funds and Subordination Agreement with the CDN lenders. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may, in certain instances, obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement). On July 26, 2010, the Company received a notice from Inter-American, which states that the Company, pursuant to the Project Funds and Subordination Agreement, was required to provide CDN a loan in the amount of $14.9 million no later than August 23, 2010. The Company has not provided such loan through the date hereof. The Company believes that such term loan is adequately secured, assuming an orderly disposition, if needed, although there can be no assurances in this regard. The Company is reserving all of its rights with respect thereto, and believes that any such required loan ultimately would only be required if and to the extent that the loan under the term loan agreement is not adequately secured. Because of the uncertainties related to CDN and the related issues, the Company has classified the entire amount of such debt as current as of December 31, 2011 and 2010. The Company continues to evaluate all of its options with respect to CDN and its loans outstanding and continues to be in discussions with Inter-American with respect to the loan.

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

At various times in 2009, the WLR Affiliates purchased from Note holders certain of the Notes with an original face amount of $57.5 million which have been amended, restated and reissued in the form of Tranche B Notes that are subordinated in right of payment and collateral to Notes held by third parties other than the WLR Affiliates with an original interest rate of 12% per annum (the “Tranche A Notes”). The Tranche B Notes are classified as “Senior subordinated notes - related party” in the Company’s accompanying consolidated balance sheet at December 31, 2011 and 2010. The interest rate on the Tranche B Notes is 12% per annum. In August 2010, the Company and the Note holders entered into the “Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes” (the “Consent Agreement”), which gave the Company the right to sell to the WLR Affiliates additional Tranche B Notes in an aggregate principal amount not to exceed $15.0 million, the proceeds of which were required to be used for investments in ITG-PP to be funded no later than January 31, 2011. The Company issued and sold $12.0 million of such Tranche B Notes prior to December 31, 2010 and issued and sold an additional $2.0 million of such Tranche B Notes through January 31, 2011. In the six months ended December 31, 2011, the Company issued $9.0 million of additional Tranche B Notes in connection with the Guaranty (see “Guarantees” below).

On March 16, 2011, the Company entered into Amendment No. 4 to the Note Purchase Agreement (the “Fourth Note Purchase Agreement Amendment”). The Fourth Note Purchase Agreement Amendment, among other things, allowed the Company to enter into a factoring agreement with Bank of America, N.A. (“B of A”), pursuant to which the Company may sell certain of its receivables to B of A on a non-recourse basis. The Company entered into this factoring agreement on March 17, 2011. On March 30, 2011, the Company entered into Amendment No. 5 to the Note Purchase Agreement (the “Fifth Note Purchase Agreement Amendment”). The Fifth Note Purchase Agreement Amendment, among other things, extended the maturity date of the Tranche A Notes to June 2013, extended the maturity date of the Tranche B Notes to June 2015, and eliminated the excess U.S. collateral coverage covenant contained in the Note Purchase Agreement. Also under the Fifth Note Purchase Agreement Amendment, the interest rate on the Tranche A Notes increases by 0.5% per annum at the beginning of each quarter until maturity, beginning on October 1, 2011, and the interest rate increases an additional 2.5% per annum after the occurrence of and during the continuance of an event of default (as defined in the Note Purchase Agreement). At December 31,2011, the interest rate on the Tranche A Notes was 12.5% per annum.

In March 2011, the Company used $18.0 million of proceeds from the Mexican Term Loan and a related factoring facility, $20.5 million of proceeds from the 2011 Credit Agreement and $2.0 million of proceeds from the sale of the jacquards fabrics business to repay $40.5 million of the Tranche A Notes. At December 31, 2011, $142.8 million aggregate principal amount of the Notes was outstanding (of which $128.6 million was held by the WLR Affiliates, including PIK Interest).

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

As of December 31, 2011, the Company was not in compliance with a covenant under the Note Purchase Agreement. Under the terms of the Note Purchase Agreement, such noncompliance constitutes an event of default that gives the Tranche A Note holders the right, among others, to declare all outstanding principal and accrued interest under the  facility immediately due and payable after the passage of a 120 day waiting period and to take possession of and dispose of certain assets of the Company after a 540 day waiting period. These waiting periods have not commenced as of the filing of this annual report on Form 10-K. The Company has classified the entire amount of the Tranche A Notes of $14.2 million as current as of December 31, 2011 in accordance with GAAP. The Company has entered into an amendment to the 2011 Credit Agreement for the cross default and cross acceleration provision through March 31, 2013 in such agreement relating to the covenant violation under the Note Purchase Agreement. The Company continues to evaluate all of its options with respect to the Tranche A Notes and continues to be in discussions with the Tranche A Note holder relating to each party’s rights and obligations thereunder and the potential for amendments or waivers from various provisions of such agreement. The Company cannot provide any assurances as to its ability to obtain any necessary modifications, amendments or waivers, or the timing or costs thereof.

Unsecured Subordinated Notes—Related Party

As of December 31, 2011, the Company had borrowed a total of $55.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., pursuant to six unsecured subordinated notes, each with original due dates of June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At December 31, 2011, $101.9 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium. On March 30, 2011, the Company entered into amendments to the unsecured subordinated notes that, among other things, extended the maturity date of the unsecured subordinated notes to March 2016.

Debt Agreement Compliance

The Company is in compliance with, or has obtained waivers or loan modifications for, the terms and covenants under its principal credit facilities, except for the ITG-PP term loan, the Cone Denim de Nicaragua term loan and the Note Purchase Agreement, each as described above. Any failure by the Company to stay in compliance with applicable covenants, to obtain any necessary waivers or modifications, or to be able to refinance its various debt or to obtain any necessary additional funding in amounts, at times and on terms acceptable to it, if at all may result in severe liquidity issues and may delay or make impossible the implementation of the Company’s strategy.

Debt Maturities

As of December 31, 2011, aggregate maturities of long-term debt for each of the next five 12-month periods were as follows: $28.2 million, $34.4 million, $6.8 million, $195.6 million and $107.4 million. Because of the uncertainties related to the potential acceleration of the Cone Denim de Nicaragua and ITG-PP term loans as described above, and due to the covenant violation under the Tranche A Notes as described above, the Company has classified the entire amount of the Cone Denim de Nicaragua debt, $38.0 million, the entire amount of the ITG-PP debt, $13.4 million, and the entire amount of the Tranche A Notes, $14.2 million, as current as of December 31, 2011, although such amounts are excluded from the aggregate maturities listed above.

Short-term Borrowings

The Company and certain of its subsidiaries have short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $54.5 million at December 31, 2011 and $47.3 million at December 31, 2010, with weighted average interest rates of 7.2% and 6.3%, respectively. At December 31, 2011, ITG and its U.S. subsidiaries have outstanding short-term financing from certain cotton and other suppliers in the amount of $8.9 million; Cone Denim (Jiaxing) Limited has outstanding short-term working capital loans in an aggregate amount of $35.1 million from various Chinese financial institutions, including $2.6 million guaranteed by a $2.8 million standby letter of credit with WLR Recovery Fund IV, L.P. (“Fund IV”), an affiliate of Wilbur L. Ross, Jr.; Jiaxing Burlington Textile Company has outstanding short-term working capital loans from certain Chinese financial institutions in the amount of $4.5 million; and ITG-PP has outstanding short-term working capital loans from Techcombank in the amount of $6.0 million. These borrowings consist of lines of credit and other short-term credit facilities which are used primarily to fund working capital requirements within the respective entities. For 2011 and 2010, the average balance of the Company’s short-term borrowings was $55.1 million and $46.4 million, respectively, with weighted average interest rates of 6.7% and 6.2%, respectively. The maximum month-end amount of the Company’s short-term borrowings in 2011 and 2010 was $62.3 million and $49.7 million, respectively.

Guarantees

FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of December 31, 2011, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of December 31, 2011 or December 31, 2010, except as noted below.

In 2011, the Company entered into, among other things, the (i) Consent and Amendment No. 1 to the 2011 Credit Agreement, (ii) Amendment No. 2 to the 2011 Credit Agreement, (iii) Amendment No. 6 to the Note Purchase Agreement, (iv) Amendment No. 7 to the Note Purchase Agreement, and (v) Guaranty in favor of Fund IV. Such consent and amendments provided the Company, among other things, the requisite consents necessary to enter into and perform its obligations under the Guaranty. Pursuant to the Guaranty, the Company has agreed to guarantee the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company was required to pay Fund IV a letter of credit issuance fee of $0.2 million and is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of December 31, 2011, the total obligations under such letters of credit guaranteed by the Company were $6.5 million and, in 2011, the Company incurred guarantee fees of $0.7 million. In 2011, the Company issued additional Tranche B Notes in the aggregate amount of $9.0 million in connection with such obligations. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

Note 9 Leases

As of December 31, 2011, minimum future obligations under capital leases and noncancelable operating leases were as follows (in thousands):

	Capital	Operating
	leases	leases
2012	$8,598	$3,560
2013	1,936	2,409
2014	801	1,938
2015	—	947
2016	—	931
Later years	—	1,257
Total minimum lease payments	11,335	$11,042
Less interest portion of payments	(2,413)
Present value of future minimum lease payments	$8,922

Capital leases are primarily for production machinery and equipment. Interest rates are imputed at 3.0% to 13.6%. Operating leases pertain to office facilities and a variety of machinery and equipment. Certain operating leases, principally for office facilities, contain escalation clauses for increases in operating costs, property taxes and insurance. For the 2011 and 2010 fiscal years, rental expense for all operating leases was $4.8 million and $4.5 million, respectively.

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

The U.S. and foreign components of loss from continuing operations before income taxes and equity in losses of unconsolidated affiliates were as follows (in thousands):

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2011	2010
United States	$(33,134)	$(28,283)
Foreign	(34,415)	(14,898)
Total	$(67,549)	$(43,181)

Income tax expense attributable to loss from continuing operations consisted of (in thousands):

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2011	2010
Current:
United States	$274	$(32)
Foreign	2,304	1,979
Total current	2,578	1,947
Deferred:
United States	67	360
Foreign	1,411	718
Total deferred	1,478	1,078
Total	$4,056	$3,025

The Company’s income tax expense for 2011 and 2010 is different from the amount computed by applying the U.S. federal income tax rate of 35% to loss from continuing operations before income tax expense as follows (in thousands):

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2011	2010

U.S. federal tax at statutory rate	$(23,642)	$(15,113)
State income taxes, net of federal effect	(848)	(627)
Foreign rate differential	12,406	9,054
Change in uncertain tax positions	1,122	—
Reconciliation of prior year provision to tax returns filed	494	1,673
Effects of changes in the estimated timing of reversals of temporary differences within the tax holiday rate structure in China	–	(5,481)
Foreign earnings taxed in the U.S.	895	3,226
Expiration of tax credits	5,179	907
Other	2,287	275
GST loss carryforwards retained	—	(29,997)
Change in valuation allowances	6,163	39,108
	$4,056	$3,025

The temporary basis differences that gave rise to deferred tax assets and deferred tax liabilities consisted of the following (in thousands):

	December 31, 2011		December 31, 2010
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets
Property, plant and equipment	$—	$13,920	$—	$13,763
Bad debt reserves	323	—	359	—
Inventories	1,973	—	2,499	—
Reserve for future expenses	506	325	519	393
Employee benefit plans	169	6,063	354	6,665
Unconsolidated affiliates	811	—	805	—
Net operating loss and credit carryforwards	—	146,190	—	144,001
Goodwill and other intangibles	—	29	—	175
Intercompany payables with foreign affiliates	15,171	—	12,299	—
Other	336	65	456	81
Valuation allowances	(17,192)	(151,639)	(15,179)	(147,489)
Subtotal	2,097	14,953	2,112	17,589

Deferred tax liabilities
Property, plant and equipment	—	(1,497)	—	(1,863)
Goodwill and other intangibles	—	(459)	—	(387)
Nonpermanently invested foreign earnings	—	(11,261)	—	(10,367)
Other	(3,551)	(1,968)	(2,993)	(4,474)
Subtotal	(3,551)	(15,185)	(2,993)	(17,091)
Total	$(1,454)	$(232)	$(881)	$498

Gross deferred tax assets as of December 31, 2011 and 2010 were reduced by valuation allowances of $168.8 million and $162.7 million, respectively, for the portions of tax benefits that management considers it is more likely than not that some or all of its deferred tax assets will not be realized. The valuation allowance was increased by $6.1 million during 2011 primarily due to the operating loss.  In determining whether it is more likely than not that deferred tax assets would be realized, the Company evaluates various sources of expected future taxable income such as the future reversal of existing taxable temporary differences, future taxable income exclusive of reversing taxable temporary differences and carryforwards, taxable income in prior carryback years, and tax planning strategies. The Company believes that the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

FASB ASC 740-10-25, “Income Taxes – Other Considerations or Special Areas – Recognition”, states that all earnings of a foreign subsidiary are presumed to represent temporary differences in income recorded for financial reporting purposes and taxable income (and therefore requires deferred tax liabilities to be recorded) unless management asserts that the subsidiary has invested, or will invest, its undistributed earnings indefinitely in foreign jurisdictions. If this assertion can be supported, such temporary difference is treated as a permanent difference, and no deferred tax liability is required to be recorded. The indefinite reinvestment assertion is made by the Company on a subsidiary-by-subsidiary basis. The Company maintains that the undistributed earnings of the majority of its foreign subsidiaries and majority owned corporate joint ventures will be indefinitely reinvested in foreign jurisdictions; therefore no deferred tax liability has been recorded with respect to these subsidiaries’ earnings. Although a determination of the tax that would be due if such earnings were not indefinitely reinvested is not practicable due to the significant U.S. net operating loss carryforwards and the U.S. full valuation allowance on such net deferred tax assets, any impact would not be material. The amount of cash and cash equivalents located at the Company’s foreign subsidiaries was approximately $3.9 million at December 31, 2011.

The Company’s apparel subsidiaries in China are taxed at preferential rates under a tax holiday which consists of a 12.5% tax rate from 2010 through 2012, and 25% thereafter. Due to current operating losses, the benefit of this tax holiday is not readily determinable. The Company’s subsidiary in Nicaragua currently resides in a free trade zone and is taxed at a 0% tax rate for 10 years, which began in January 2008. In the eleventh year, the Nicaraguan subsidiary will be taxed at an 18% rate and then 30% thereafter. Due to current operating losses and the uncertainty related to the future operations of Cone Denim de Nicaragua, the benefit of operating in this free trade zone is not determinable. The Company’s subsidiary in Vietnam receives a preferential tax rate of 15% for a period of twelve years which began in 2006 and is subject to a tax rate of 25% thereafter. However, this entity is afforded an exemption from paying corporate income tax for the first three years in which taxable income is generated and is only required to pay 50% of calculated taxes for the subsequent seven years. The Vietnamese entity currently has a cumulative operating loss and therefore does not benefit from the tax holiday (also see Notes 5 and 8 for a discussion of the idling of this facility). The Company currently has tax loss and credit carryforwards in the U.S., Mexico, and in various other foreign jurisdictions. The U.S. federal tax loss carryforward as of December 31, 2011 is $301.4 million and will expire in various amounts, and at various times, from 2025 through 2032. U.S. state net operating loss carryforwards, prior to state apportionment, were $189.5 million at December 31, 2011 and expire on various dates from 2025 to 2032. North Carolina and South Carolina jobs tax credit carryforwards of $28.8 million at December 31, 2011 expire in various amounts, and at various times, from 2016 through 2022.

The Company’s liability for uncertain tax positions at December 31, 2011 related primarily to U.S. and Mexico tax jurisdictions. A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows (in thousands):

Gross unrecognized tax benefits at December 31, 2010	$3,439
Additional net operating loss recapture	773
CUFIN recapture	3,585
Mexico inflation adjusments	232
Net operating loss recapture payments	(332)
Foreign exchange	(462)
Gross unrecognized tax benefits at December 31, 2011	$7,235

The liability for uncertain tax positions of $7.2 million at December 31, 2011, if recognized, would reduce the Company's effective tax rate. The amount of related interest and penalties accrued as of December 31, 2011 was not material to the consolidated financial statements. The 2010 Mexican Tax Reform Bill requires a taxable loss recapture provision of the amount by which the separate company “Cuenta de Utilidad Fiscal Neta” (“CUFIN”) exceeds the consolidated group’s CUFIN. The CUFIN computation determines the amount of earnings that may be distributed as a dividend free of additional Mexican corporate income taxes.

The statute of limitations related to the Company’s consolidated U.S. federal income tax return is currently open for tax years 2005 and forward. The expiration of the statutes of limitation related to the non-U.S. and state income tax returns that the Company and its subsidiaries file varies by jurisdiction and state.

Global Safety Textiles Holdings LLC (“GST Holdings”) was formerly a wholly owned subsidiary of the Company, and was the holding company that directly or indirectly owned substantially all of the subsidiaries through which the Company’s automotive safety group operated (automotive airbag curtain fabric and automotive airbag cushions businesses). On June 30, 2009, GST Holdings and all of its direct and indirect U.S. subsidiaries (collectively referred to as the “Debtors”) filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court. The Company did not expect that it would regain control of the Debtors and, accordingly, the Company deconsolidated GST Holdings and its subsidiaries (collectively, “GST”) on June 30, 2009. On January 8, 2010, the plan of reorganization of the Debtors under the Bankruptcy Code was deemed effective. As a result, the Company did not regain control of GST and, as of January 8, 2010, no longer had an ownership interest in GST. The Company retains all net operating losses generated through January 8, 2010 related to GST and its U.S. subsidiaries. Taxable income or loss generated by GST’s foreign entities remain with such foreign entities and therefore are not included in the accompanying income tax disclosures of the Company.

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

Amounts recognized in the accompanying consolidated balance sheets related to the Burlington Industries LLC pension and postretirement plans consisted of the following (in thousands):

	December 31, 2011		December 31, 2010
	Pension	Postretirement	Pension	Postretirement
	benefits	benefits	benefits	benefits
Current liabilities - accrued benefit cost	$—	$151	$—	$—
Noncurrent liabilities - accrued benefit cost	15,594	1,585	15,192	1,634
	$15,594	$1,736	$15,192	$1,634

Accumulated other comprehensive loss	$6,828	$298	$5,730	$278

Components of net expense (benefit) and other amounts recognized in accumulated other comprehensive loss for the Burlington Industries LLC pension and postretirement plans were as follows (in thousands):

	Pension Benefits
	Year	Year
	Ended	Ended
	December 31,	December 31,
	2011	2010
Net Expense (Benefit)
Interest cost	$1,064	$1,125
Expected return on plan assets, net of plan expenses	(427)	(403)
Amortization of net loss	473	250
Net periodic expense	1,110	972
Recognized settlement losses	554	687
Recognized curtailment losses	4	—
Net expense	1,668	1,659

Other Changes in Plan Assets and
Benefit Obligations Recognized in
Other Comprehensive Loss
Net loss	1,098	1,377

Total recognized in net comprehensive loss	$2,766	$3,036

	Postretirement Benefits
	Year	Year
	Ended	Ended
	December 31,	December 31,
	2011	2010
Net Expense (Benefit)
Interest cost	$105	$120
Expected return on plan assets, net of plan expenses	(27)	(4)
Amortization of net loss	5	3
Net expense	83	119

Other Changes in Plan Assets and
Benefit Obligations Recognized in
Other Comprehensive Loss
Net loss	20	7
Total recognized in net comprehensive loss	$103	$126

Obligations, plan assets and the funded status of the Burlington Industries LLC pension and postretirement plans were as follows (in thousands):

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Pension	Postretirement	Pension	Postretirement
	benefits	benefits	benefits	benefits
Change in benefit obligations:
Balance at beginning of period	$(26,773)	$(2,227)	$(26,255)	$(2,369)
Interest cost	(1,064)	(105)	(1,125)	(120)
Benefits paid	2,227	241	3,208	278
Actuarial gains (losses)	(1,833)	4	(2,601)	(16)
Balance at end of period	(27,443)	(2,087)	(26,773)	(2,227)
Change in fair value of plan assets:
Balance at beginning of period	11,581	593	12,739	112
Actual return on plan assets, net of plan expenses	132	(1)	690	9
Cash contributions by employer	2,363	—	1,360	200
Transfer of assets within employer's VEBA master trust	—	—	—	550
Benefits paid	(2,227)	(241)	(3,208)	(278)
Balance at end of period	11,849	351	11,581	593
Funded status at end of year	$(15,594)	$(1,736)	$(15,192)	$(1,634)

Weighted average assumptions used to determine net benefit cost of the Burlington Industries LLC pension and postretirement plans for the 2011 and 2010 periods were as follows:

	Pension Benefits		Postretirement benefits
	Year	Year	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
Discount rate	4.25%	4.75%	5.00%	5.40%
Long-term rate of return on plan assets	6.50%	6.50%	6.50%	6.50%

The weighted average discount rates used to determine the benefit obligations of the Burlington Industries LLC pension and postretirement plans as of December 31, 2011 and 2010 were as follows:

	Pension Benefits		Postretirement benefits
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
Discount rate	4.00%	4.25%	4.75%	5.00%

The discount rates are determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. The expected long-term rate of return on plan assets is based on a weighted average of the returns on individual asset categories in the portfolio. The expected return is based on historical returns as well as general market conditions. Accordingly, for the year ending December 31, 2012, the Company plans to lower its expected long-term rate of return on plan assets to 5.5% for the Burlington Industries LLC pension and postretirement plans.

An investment committee consisting of members of senior management of the Company is responsible for supervising, monitoring and evaluating the invested assets of the Company’s funded pension and postretirement benefit plans. The investment committee, which meets at least quarterly, abides by documented policies and procedures relating to investment goals, targeted asset allocations, risk management practices, allowable and prohibited investment holdings, diversification, the relationship between plan assets and benefit obligations, and other relevant factors and considerations. The objective of the Company’s investment policies and strategies for the U.S. pension plan is to achieve a targeted return over the long term that increases the ratio of assets to liabilities at a level of risk deemed appropriate by the Company while maintaining compliance with ERISA, common law fiduciary responsibilities and other applicable regulations and laws. The investment objective is measured over rolling one-, three- and five-year periods. The Burlington Industries LLC pension plan invests primarily in passive investments and predominantly in the debt and equity asset classes. Investment in additional asset classes with differing rates of returns, return variances and correlations may be utilized to reduce risk by providing diversification relative to equities. Additionally, the Company diversifies investments within asset classes to reduce the potential impact of losses in single investments. The Burlington Industries LLC pension plan’s asset allocation policy is the principal method for achieving its targeted return. The asset allocation targets are 50% equity securities, 30% fixed income securities, 15% private equity and real estate securities, and 5% commodities, cash or cash equivalents, with alternative investments and variances allowed within certain ranges. Actual asset allocation is monitored monthly relative to established policy targets and ranges. A variance from these ranges triggers a review and rebalancing toward the target allocation with due consideration given to the liquidity of the investments and transaction costs. For the U.S. postretirement benefit plan, the Company seeks high current income and liquidity by investing primarily in a diversified portfolio of high-quality cash, equity and debt securities held in the Company’s Voluntary Employees’ Beneficiary Association (“VEBA”) master trust which also includes investments related to certain of the Company’s other benefit plans.

The fair values of plan assets in the Burlington Industries LLC pension and postretirement plans at December 31, 2011 and 2010 were as follows (in thousands):

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At December 31, 2011
Pension Plan:
Cash equivalents	$—	$77	$—	$77
U.S. equity securities	39	3,655	—	3,694
Non-U.S. equity securities	—	2,444	—	2,444
Commodity derivative index fund (a)	—	600	—	600
U.S. fixed income securities (b)	—	3,585	—	3,585
Limited partnership units (c)	—	—	1,173	1,173
Real estate	—	—	276	276
	$39	$10,361	$1,449	$11,849
Postretirement Benefit Plan:
Cash equivalents	$—	$13	$—	$13
U.S. equity securities	—	289	—	289
U.S. fixed income securities (a)	—	49	—	49
	$—	$351	$—	$351

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At December 31, 2010
Pension Plan:
Cash equivalents	$—	$777	$—	$777
U.S. equity securities	6	3,292	—	3,298
Non-U.S. equity securities	—	1,797	—	1,797
U.S. fixed income securities (b)	—	4,011	—	4,011
Limited partnership units (c)	—	—	1,422	1,422
Real estate	—	—	276	276
	$6	$9,877	$1,698	$11,581
Postretirement Benefit Plan:
Cash equivalents	$—	$23	$—	$23
U.S. equity securities	—	388	—	388
U.S. fixed income securities (b)	—	182	—	182
	$—	$593	$—	$593
__________

(a)
This category includes investments in a commodity index fund that invests in various commodity purchasing futures contracts or other derivatives, or other commodity index funds. The investment fund will typically maintain a substantial cash balance.

(b)	This category includes investments in U.S. Treasury, agency, corporate, mortgage-backed, and asset-backed securities representative of the U.S. investment grade bond market.

(c)	This category includes investments in several private equity funds that invest in diverse industries in the U.S..

See Note 21 below for a discussion of the levels of the fair value hierarchy under FASB ASC 820.

The following table shows a reconciliation of the beginning and ending balances for the fair value measurements using significant unobservable inputs (Level 3) (in thousands):

	Limited partnership units	Real estate	Total
Ending balance at December 31, 2010	$1,422	$276	$1,698
Actual return on plan assets:
Relating to assets still held at end of year	(172)	—	(172)
Relating to assets sold during the year	283	—	283
Purchases, sales and settlements	(360)	—	(360)
Ending balance at December 31, 2011	$1,173	$276	$1,449

The assets and liabilities of the Company’s pension and postretirement benefit plans are valued using the following valuation methods:

Cash and cash equivalents: Values are based on cost, including the effects of foreign currency, which approximates fair value

U.S. government and government agency issues: Values are based on those provided by reputable pricing vendors, who typically use pricing matrices or models that use observable inputs

Corporate bonds: Values are based on those provided by reputable pricing vendors, who typically use pricing matrices or models that use observable inputs

Common stock: Values are based on the closing prices on the valuation date in an active market on national and international stock exchanges

Mutual funds: Values are based on the net asset value of the units held in the respective fund which are obtained from national and international exchanges

Common/collective trust funds: Values are based on the net asset value of the units held at year end

Partnership investments: Values are based on the estimated fair value of the participation by the Company in the investment as determined by the general partner or investment manager of the respective partnership

Other holdings: Values vary by investment type, but primarily are determined by reputable pricing vendors, who use pricing matrices or models that use observable inputs

The Company expects to contribute between $2.0 million to $2.5 million to its U.S. pension plan in 2012, depending on plan asset performance and actual benefit payment levels. The Company does not expect to contribute to its U.S. postretirement plan in 2012, depending on plan asset performance and actual benefit payment levels.

The following benefit payments are expected to be made in the following fiscal years related to the Burlington Industries LLC pension and postretirement plans. The expected benefit payments are based on the same assumptions used to measure the plans’ benefit obligations at December 31, 2011 (in thousands).

	Pension	Postretirement
	benefits	benefits
2012	$4,147	$515
2013	4,603	328
2014	3,940	282
2015	3,008	254
2016	2,487	224
2017 to 2021	8,856	686

Certain of the Company’s wholly-owned international subsidiaries, primarily in Mexico, have recorded liabilities for seniority premium (retirement) and post-employment benefit plans in the aggregate amount of $2.0 million and $2.1 million at December 31, 2011 and 2010, respectively. Such plans have no plan assets.

The measurement date used to determine pension and postretirement benefit measures for the Company’s plans is December 31. Amounts recognized in accumulated other comprehensive loss for all plans consisted of $7.2 million and $6.1 million at December 31, 2011 and 2010, respectively. The estimated net loss for the pension and postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.7 million.

Note 12 Defined Contribution Plan

The Company has a 401(k) Savings Plan for all U.S. employees (and certain employees in foreign countries) that provides for employer contributions based on defined plan formulas and the level of the employee’s contribution. In light of the recent economic downturn and its impact on business conditions affecting the Company, and in accordance with the terms of the plan, the board of directors of the Company directed and authorized the suspension of employer matching contributions to the 401(k) Savings Plan effective January 1, 2009 through December 31, 2010. The Compensation Committee of the board of directors of the Company approved the restoration of the employer matching contributions to the 401(k) Savings Plan effective January 1, 2011 at the same defined levels that existed prior to the suspension. During the years ended December 31, 2011 and 2010, cash contributions of $1.7 million and $0.0 million, respectively, were made by the Company to the 401(k) Savings Plan and charged to operations.

Note 13 Stockholders’ Equity

Preferred Stock

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 11,595,895 shares of Series A Preferred Stock were issued and outstanding at December 31, 2011 (10,754,489 shares issued and outstanding at December 31, 2010) and 1,000,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at December 31, 2011 or December 31, 2010. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

Common Stock

The Company has 150,000,000 shares of common stock authorized at $0.01 par value per share, of which 17,468,327 shares were issued and outstanding at December 31, 2011 and 2010.

In 2007, the Company completed the construction of Cone Denim (Jiaxing) Limited, a technologically advanced vertical denim plant in the city of Jiaxing, Zhejiang Province, China which was established as a joint venture 51% owned by the Company. The Company acquired the remaining 49% noncontrolling interest in Cone Denim (Jiaxing) Limited in 2011 for a nominal value, which resulted in the termination of the joint venture investment agreement. Under FASB ASC 805-10, “Business Combinations,” a change in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary is not considered a business combination and is accounted for as an equity transaction with no gain or loss recognized. FASB ASC 805-10 also requires the presentation of the following schedule displaying the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent (in thousands):

	Year Ended December 31,
	2011	2010
Net loss attributable to International Textile Group, Inc.	$(59,140)	$(37,582)
Transfer from noncontrolling interests:
Increase in International Textile Group, Inc.'s capital in excess of par value for purchase of remaining 49% interest in Cone Denim (Jiaxing) Limited	3,487	—
Change from net loss attributable to International Textile Group, Inc. and transfer from noncontrolling interests	$(55,653)	$(37,582)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of income taxes of $0.0 at December 31, 2011 and December 31, 2010, were as follows (in thousands):

	December 31,	December 31,
	2011	2010
Pension Plan	$(6,828)	$(5,730)
Post retirement benefit plans	(397)	(393)
Total	$(7,225)	$(6,123)

The U.S. dollar is the functional currency of the Company’s foreign subsidiaries; therefore, there is no accumulated other comprehensive loss related to foreign currency translation adjustments.

Note 14 Stock-Based Compensation

Under the Company’s equity incentive plan adopted in 2005 (the “2005 Equity Incentive Plan”), the Company was authorized to award restricted nonvested shares of common stock, options to purchase common stock, or Performance Unit/Share awards (as defined therein) that are dependent upon achievement of specified performance goals and are payable in common stock or cash. During fiscal year 2005, 915,000 shares of ITGH restricted nonvested common stock were granted with a grant date fair value of $6.78 per share and a vesting schedule of 50% at the grant date and 12.5% in each of the subsequent four fiscal years. During fiscal year 2005, 925,000 stock options were granted with an exercise price of $6.78 per share and a vesting schedule of 40% at the grant date and 15% in each of the subsequent four fiscal years Stock options granted have a maximum term of 10 years. In connection with the completion of the 2006 merger between the Company and a company formerly known as International Textile Group, Inc. (“Former ITG”) in 2006 (the “Merger”), the Company adopted the amended and restated Former ITG Equity Incentive Plan (the “2005 Incentive Plan”) and adopted the amended and restated Former ITG Stock Option Plan for Non-Employee Directors (the “2005 Non-Employee Director Plan”) and provided that outstanding options thereunder were exercisable for shares of the Company’s common stock on the terms and conditions as were applicable to each award prior to the Merger, after applying the exchange ratio and related adjustments set forth in the merger agreement. As a result, as of October 20, 2006, the date of the Merger, there were options to purchase 597,081 shares of the Company’s common stock outstanding under the 2005 Incentive Plan, and options to purchase 33,587 shares of the Company’s common stock outstanding under the 2005 Non-Employee Director Plan, each having an exercise price of $10.10 per share. No future option grants were permitted to be made under any of the equity incentive plans adopted in the Merger. In addition, of the 11,363,783 shares of common stock issued to the Former ITG stockholders in connection with the Merger, 612,220 shares (with a converted grant date fair value of $9.99 per share) were shares of restricted stock that were issued in exchange for restricted shares of Former ITG stock held by officers and employees and were subject to vesting criteria consistent with the terms of the equity awards originally made by Former ITG. The weighted-average fair value of unvested stock options granted at the date of the Merger was $6.87 and was estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions: expected volatility of 43%, a risk free interest rate of 4.76%, dividend yields of 0%; and a remaining expected life of the options of 4.7 years. The Company’s policy is to issue shares upon exercise of stock options from newly issued shares.

On April 1, 2008, the board of directors approved, and effective as of June 9, 2008 the stockholders approved the 2008 Plan. A total of 3,000,000 shares of the Company’s common stock and 1,000,000 shares of Series B Preferred Stock have been reserved for issuance under the 2008 Plan. The 2008 Plan authorizes the granting of awards to participants in the following forms: (i) stock options; (ii) stock appreciation rights (“SARs”) payable in cash, shares of common stock or Series B Preferred Stock or both; (iii) restricted stock and restricted stock units; (iv) performance shares and performance units payable in cash, shares of common stock or Series B Preferred Stock or both; and (v) other stock-based awards. For purposes of awards of performance shares or performance units, management objectives set by the Company’s compensation committee for awards may be based on one or more criteria related to earnings, cash flows, share or equity values, or other pre-established financial or non-financial objectives. The maximum number of shares of common stock with respect to one or more awards under the 2008 Plan that may be granted during any one calendar year or for any other performance period to any one participant is 450,000. The maximum number of shares of Series B Preferred Stock with respect to one or more awards under the 2008 Plan that may be granted during any one calendar year or for any other performance period to any one participant is 225,000. A performance unit paid to a participant with respect to any performance period may not exceed $3,500,000 times the number of years in the performance period. No awards have been issued under the 2008 Plan.

There was no activity related to restricted common stock for the years ended December 31, 2011 and 2010.

Stock option activity for the periods indicated was as follows:

		Weighted
	Number	Average
	of Shares	Exercise Price
Balance at December 31, 2009	435,182	$10.10
Expired	(58,759)	10.10
Balance at December 31, 2010	376,423	10.10
Expired	(5,371)	10.10
Balance at December 31, 2011	371,052	$10.10

At December 31, 2011, the weighted average remaining contractual life of outstanding Former ITG options was 3.7 years. At December 31, 2011, the number of Former ITG options exercisable was 371,052 and the weighted average exercise price of those options was $10.10. At December 31, 2011, the aggregate intrinsic value of Former ITG outstanding stock options, options currently exercisable, and options expected to vest were each zero.

Total stock-based compensation expense charged to income was $0.0 million in each of 2011 and 2010 and unrecognized compensation cost for stock options or restricted common stock awards was $0.0 million as of December31, 2011 and 2010.

Note 15 Reconciliation to Diluted Earnings per Share

The following data reflects the amounts used in computing earnings per share and the effect on net loss and the weighted average number of shares of dilutive potential common stock issuances (in thousands).

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2011	2010
Net loss applicable to common shareholders	$(80,175)	$(57,091)
Effect of dilutive securities:
None	—	—
Numerator for diluted earnings per share	$(80,175)	$(57,091)

Weighted-average number of common shares used in basic earnings per share	17,468	17,468
Effect of dilutive securities:
None	—	—

Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	17,468	17,468

Based on the number of shares of Preferred Stock outstanding as of December 31, 2011 and the Liquidation Value thereof on such date, the Preferred Stock could potentially be converted at the option of the holders thereof into 30,123,817 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive (in thousands).

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2011	2010

Convertible preferred stock	29,291	27,166

	29,291	27,166

Note 16 Related Party Transactions

W.L. Ross & Co. LLC provides advisory services to the Company (consisting of consulting and advisory services in connection with strategic and financial planning, investment management and administration and other matters relating to our business and operations of a type customarily provided by sponsors of U.S. private equity firms to companies in which they have substantial investments, including any consulting or advisory services that the Board of Directors reasonably requests). In return for such services, WLR may charge a quarterly management fee of $0.5 million and is reimbursed for any reasonable out-of-pocket expenses (including expenses of third-party advisors retained by WLR). Per the Note Purchase Agreement, as amended, the payment of the management fees may not occur while a default or event of default has occurred and is continuing or would arise as a result of such payment, or at any time while payable in-kind (“PIK”) interest on the Notes is unpaid. As a result, WLR did not charge the Company for management fees in 2011 or in 2010. At December 31, 2011, $2.5 million was payable to WLR related to management fees and such amount is recorded as a noncurrent liability in the December 31, 2011 and 2010 consolidated balance sheets.

The Company’s 2011 Credit Agreement (see Note 8) contains certain availability and average adjusted availability requirements (each as defined in the 2011 Credit Agreement). If the Company’s excess availability (as defined in the 2011 Credit Agreement) falls below certain predefined levels, the lenders under the 2011 Credit Agreement can draw upon a standby letter of credit in the amount of $20.0 million issued by certain entities affiliated with Wilbur L. Ross, Jr. under the terms of a support agreement entered into by such affiliates; no such amounts have been drawn by the lenders as of December 31, 2011.

In September 2009, the WLR Affiliates purchased from the Note holders certain of the Notes with an original face amount of $40.0 million. In connection with the entry into the Third Note Purchase Agreement Amendment discussed in Note 8, the WLR Affiliates purchased from the holders of the Notes an additional $17.5 million of the original Notes in December 2009, representing PIK Interest, with such portions of the Notes immediately amended, restated and issued in the form of Tranche B Notes that are subordinated in right of payment and collateral to Notes held by third parties other than the WLR Affiliates (the “Tranche A Notes”). The outstanding amount of such Tranche B Notes ($128.6 million at December 31, 2011, including outstanding PIK Interest) is classified as “Senior subordinated notes - related party” in the Company’s accompanying consolidated balance sheet at December 31, 2011. In August 2010, the Company and the Note holders entered into the “Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes” (the “Consent Agreement”). Under the Consent Agreement, as amended, the Company obtained the right to issue and sell to the WLR Affiliates additional Tranche B Notes in an aggregate principal amount not to exceed $15.0 million, the proceeds of which were required to be used for investments in ITG-PP to be funded no later than January 31, 2011. The Company issued and sold $12.0 million of such Tranche B Notes prior to December 31, 2010 and has issued and sold an additional $2.0 million of such Tranche B Notes as of January 31, 2011. The Fifth Note Purchase Agreement Amendment, executed in March 2011, among other things, extended the maturity date of the Tranche B Notes to June 2015.

The Company has obligations under an amended Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of Fund IV. Pursuant to the Guaranty, the Company has agreed to guarantee the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements, to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company was required to pay Fund IV a letter of credit issuance fee of $0.2 million and is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of December 31, 2011, the total obligations under such letters of credit guaranteed by the Company were $6.5 million and, in 2011 the Company incurred guarantee fees of $0.7 million. In 2011, the Company issued additional Tranche B Notes in the aggregate amount of $9.0 million in connection with such obligations. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

As of December 31, 2011 and 2010, the Company had borrowed a total of $55.0 million original principal amount under several unsecured subordinated notes from three funds affiliated with WLR. As amended, these notes are due in March, 2016.  The unsecured subordinated notes bear interest at 18.0%, which is compounded semiannually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium. At December 31, 2011 and 2010, $101.9 million and $85.6 million, respectively, of aggregate principal amount of these notes was outstanding, including interest that has been converted to principal, and such amounts are classified as “Unsecured subordinated notes – related party” in the Company’s consolidated balance sheet at December 31, 2011 and 2010.

ITG-PP Joint Venture, a joint venture 60% owned by the Company, has entered into a seven year lease agreement with its joint venture partner, Phong Phu Corporation, that extends through June 2014. The Company has recorded this lease as a capital lease in the original amount of $10.2 million with principal and interest payment requirements ranging from $0.1 million to $0.2 million per month under the terms of the lease agreement. Through December 31, 2011, ITG-PP had not paid $4.6 million of scheduled principal payments under this capital lease obligation (see Notes 5, 8 and 9).

The Company has entered into a marketing and service arrangement with OCM India Limited (“OCM”), which is owned by certain affiliates of WLR. Under the arrangement, the Company provides certain operations, marketing and service assistance to OCM in exchange for a service fee. In 2011 and 2010, the Company received $0.3 million from OCM for service fees and sales commissions in each year.

The Company enters into various related party transactions in the normal course of business with its unconsolidated affiliated companies (see Note 4). Purchases of raw materials from Summit Yarn, LLC for the years ended December 31, 2011 and 2010 were $78.5 and $48.2 million, respectively, and accounts payable due at December 31, 2011 and 2010 were $9.4 million and $3.9 million, respectively. In addition, the Company billed Summit Yarn, LLC $3.2 million and $3.1 million in 2011 and 2010, respectively, for certain utilities it pays on behalf of Summit Yarn, LLC in Mexico, and related accounts receivable at December 31, 2011 and 2010 were $0.3 million and $0.4 million, respectively.

Note 17 Segment and Other Information

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and four reportable segments that are presented herein. The bottom-weight woven fabrics segment includes heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, cotton twill garment production, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The narrow fabrics segment consists of narrow webbing products for safety restraint products such as seat belts and military and technical uses. The all other segment consists of expenses related to the idled Cone Denim de Nicaragua plant facility, transportation services and other miscellaneous items. The interior furnishings fabrics segment, consisting of contract jacquard fabrics and upholstery for the residential and commercial markets, is presented as discontinued operations in the Company’s consolidated statements of operations for 2011 and 2010.

Sales, loss from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense) - net. Intersegment net sales for 2011 were primarily attributable to commission finishing sales of $19.5 million.  Intersegment net sales for 2010 were primarily attributable to commission finishing sales of $19.4 million and bottom-weight woven fabrics segment sales of $0.5 million.

	Year Ended
	December 31, 2011	December 31, 2010

Net Sales:
Bottom-weight Woven Fabrics	$638,391	$552,244
Commission Finishing	44,520	51,040
Narrow Fabrics	30,117	32,086
All Other	883	664
	713,911	636,034
Intersegment sales	(19,539)	(19,904)
	$694,372	$616,130

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$6,263	$16,080
Commission Finishing	(133)	1,393
Narrow Fabrics	(1,962)	(275)
All Other	(3,563)	(3,835)
Total reportable segments	605	13,363
Corporate expenses	(13,190)	(16,200)
Other operating income - net	4,906	5,805
Restructuring charges	(1,235)	(47)
Interest expense	(51,798)	(43,173)
Other income (expense) - net	(6,837)	(2,929)
	(67,549)	(43,181)
Income tax expense	(4,056)	(3,025)
Equity in loss of unconsolidated affiliates	(40)	(92)
Loss from continuing operations	(71,645)	(46,298)
Discontinued operations:
Loss from discontinued operations, net of taxes	(64)	(6)
Gain on disposal, net of taxes	2,066	–
Income (loss) from discontinued operations	2,002	(6)
Net loss	(69,643)	(46,304)
Less: net loss attributable to noncontrolling interests	(10,503)	(8,722)
Net loss attributable to International Textile Group, Inc.	$(59,140)	$(37,582)

	December 31,	December 31,
	2011	2010
Total Assets:
Bottom-weight Woven Fabrics	$361,961	$351,640
Commission Finishing	15,478	14,238
Narrow Fabrics	18,882	20,186
Interior Furnishings	—	5,035
All Other	29,684	32,382
Corporate	10,095	12,261
	$436,100	$435,742

The following items are included in loss before income taxes (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Equity in Income (Loss) of Equity Method Investees
Bottom-weight Woven Fabrics	$(40)	$48
Corporate	0	(140)
	$(40)	$(92)

Depreciation and Amortization
Bottom-weight Woven Fabrics	$15,031	$15,680
Commission Finishing	485	483
Narrow Fabrics	1,298	1,302
All Other	2,663	2,839
Corporate	698	801
	$20,175	$21,105

The following items are included in the determination of total assets (in thousands):

	December 31, 2011	December 31, 2010

Investments in and Advances to Equity Method Investees
Bottom-weight Woven Fabrics	$652	$212
Corporate	—	26
	$652	$238

	Year Ended December 31, 2011	Year Ended December 31, 2010
Capital Expenditures (cash and noncash)
Bottom-weight Woven Fabrics	$3,071	$3,503
Commission Finishing	128	28
Narrow Fabrics	121	141
All Other	—	79
Corporate	46	39
	$3,366	$3,790

The following table presents sales and tangible long-lived assets (including long-lived assets classified as assets held for sale) by geographic area as of and for the fiscal periods ended December 31, 2011 and 2010 (in thousands). The geographic sales dollars are determined generally based on the ultimate destination of the product.

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2011	2010
Net Sales:
United States	$285,495	$297,222
Mexico	240,071	173,711
Other Foreign	168,806	145,197
	$694,372	$616,130

	December 31, 2011	December 31, 2010
Long-lived Assets:
United States	$31,562	$37,449
China	70,112	75,953
Vietnam	38,003	41,321
Nicaragua	28,580	31,184
Mexico	25,235	26,465
	$193,492	$212,372

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

The Company is exposed to fluctuations in the cost of its raw materials, including cotton, the primary raw material used in the Company’s denim fabric manufacturing operations, wool and natural gas. Derivative instruments are periodically used by the Company for cotton, wool and natural gas purchases and consist primarily of forward purchase contracts and, to a lesser extent, futures and option contracts. The Company has historically qualified for the “normal purchases exception” under GAAP for derivatives related to its cotton and wool forward purchase contracts and certain of its natural gas contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented. At December 31, 2011 and 2010, the Company had the following outstanding commodity forward contracts that were entered into to hedge forecasted purchases through the end of December of the years following such dates:

Commodity Contract	Number of Units
Natural gas forward contract outstanding as of December 31, 2011	254,400 MBTU
Natural gas forward contract outstanding as of December 31, 2010	228,000 MBTU

The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented. At December 31, 2011 and 2010, the Company did not have any foreign exchange contracts outstanding.

The fair value of the Company’s derivative instruments at December 31, 2010 was not significant. The fair value of the Company’s derivative instruments recognized in the December 31, 2011 consolidated balance sheet consisted of the following (in thousands):

December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments under FASB ASC 815
Commodity contracts			Sundry payables and
	N/A	$—	accrued liabilities	$246

Total Derivatives		$—		$246

The effect of derivative instruments on the consolidated statements of operations were as follows (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized on Derivatives
	on Derivatives	2011	2010
Derivatives not designated as hedging instruments under FASB ASC 815
Commodity contracts
Realized	Cost of goods sold	$(111)	$(106)
Unrealized	Other income (expense)	(248)	1

Total derivatives		$(359)	$(105)

The Company does not designate its derivative instruments as hedges under hedge accounting rules. Accordingly, unrealized gains and losses on commodity and foreign exchange derivative contracts are recorded in “other income (expense) - net” since these transactions represent noncash changes in the fair values of such open contracts that are not expected to correlate with the amounts and timing of the recognition of the hedged items. Because the hedged items are components of cost of goods sold, realized gains and losses on commodity and foreign exchange derivative contracts are recorded in cost of goods sold upon settlement of those contracts.

Note 19 Commitments and Contingencies

Asbestos materials are present at certain of the Company’s facilities, and applicable regulations would require the Company to handle and dispose of these items in a special manner if these facilities were to undergo certain major renovations or if they were demolished. FASB ASC 410, “Asset Retirement and Environmental Obligations,” provides guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity. In accordance with FASB ASC 410, the Company has not recognized a liability associated with these obligations, because the fair value of such liabilities cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of these facilities. The Company expects to maintain these facilities by repair and maintenance activities that do not involve the removal of any of these items and has not identified any need for major renovations caused by technology changes, operational changes or other factors. In accordance with FASB ASC 410, the Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value. As of December 31, 2011, the Company did not have any liabilities recorded for these obligations.

As of December 31, 2011, the Company had capital expenditure commitments not reflected as liabilities on the accompanying consolidated balance sheet of less than $0.1 million. These commitments were not reflected as liabilities on the accompanying consolidated balance sheet because the Company had not received or taken title to the related assets.

As previously disclosed, three substantially identical lawsuits were filed in the Court of Common Pleas, County of Greenville, State of South Carolina related to the Merger. The first lawsuit was filed in 2008 and the second and third lawsuits were filed in 2009, all by the same attorney. These three lawsuits were consolidated in 2010. The actions name as defendants, among others, certain individuals who were officers and directors of Former ITG or the Company at the time of the Merger. The plaintiffs have raised purported derivative and direct (class action) claims and contend that certain of the defendants breached certain fiduciary duties in connection with the Merger. The plaintiffs have also made certain related claims against a former advisor of a defendant. While the Company is a nominal defendant for purposes of the derivative action claims, the Company is not aware of any claims for affirmative relief being made against it. However, the Company has certain obligations to provide indemnification to its officers and directors (and certain former officers and directors) against certain claims and believes the lawsuits are being defended vigorously. Certain fees and costs related to this litigation are to be paid or reimbursed in part under the Company’s insurance programs. Because of the uncertainties associated with the litigation described above, management cannot estimate the impact of the ultimate resolution of the litigation. It is the opinion of the Company’s management that any failure by the Company’s insurance providers to provide any required insurance coverage could have a material adverse impact on the Company’s consolidated financial statements.

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

Note 20 Restructuring Activities

The charges for restructuring included in loss from continuing operations included the following (in thousands):

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2011	2010
Cost of goods sold:
Inventory write-downs	$3,249	$—

Provision for restructuring:
Severance and COBRA benefits	858	42
Pension curtailment and settlement charges	3	2
Relocation and other costs	374	3
	1,235	47

Total restructuring charges	$4,484	$47

The 2011 restructuring charges are primarily related to the idling of the Company’s ITG-PP joint venture facility in the amount of $3.6 million, the Company’s ongoing multi-segment selling and administrative cost reduction plan in the amount of $0.6 million and workforce reductions at the Company’s White Oak denim facility in the amount of $0.2 million.  The 2010 provision for restructuring charges is primarily related to the Company’s ongoing multi-segment selling and administrative cost reduction plan.

As described in Note 5, the Company announced in December 2011 that the ITG-PP joint venture facility would be idled for an unknown period of time beginning in January 2012. In 2011, ITG-PP incurred the following direct costs related to the decision to idle the facility: $3.2 million of inventory write-downs, $0.4 million of uncollectible receivables and $0.1 million of statutory severance termination benefits related to approximately 1,200 employees.

Certain cost reduction programs associated with selling, administrative and other functions at its corporate headquarters and other locations, including the realignment of its Cone Denim and Burlington WorldWide divisions, have resulted in the termination of approximately 380 employees since such programs were initiated in the fourth quarter of 2008. Evaluation of the Company’s businesses and operations has continued, and the Company recorded additional charges related to these programs in 2011 and 2010.

Workforce reductions of approximately 30 employees were made in 2011 at the bottom-weight woven fabrics segment’s White Oak denim facility due to the outlook for lower product demand in 2012.

Following is a summary of activity related to restructuring accruals (in thousands):

Severance and COBRA Benefits
Balance at December 31, 2009	$1,245
2010 charges, net	42
Payments	(1,151)
Balance at December 31, 2010	136
2011 charges, net	858
Payments	(147)
Balance at December 31, 2011	$847

The remaining accrual of $0.8 million at December 31, 2011, representing severance and COBRA benefits, is recorded in Sundry payables and accrued liabilities in the consolidated balance sheet as of December 31, 2011. The Company expects to pay the majority of these benefits in 2012.

Note 21 Fair Value of Financial Instruments

FASB ASC 820 requires disclosure of a fair value hierarchy of inputs that the Company uses to value an asset or a liability. Under FASB ASC 820 there is a common definition of fair value to be used and a hierarchy for fair value measurements based on the type of inputs that are used to value the assets or liabilities at fair value.

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

The following table provides a summary of the fair values of certain of the Company’s assets and liabilities measured on a recurring basis under FASB ASC 820 as of December 31, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)	Total At December 31, 2011
Assets:
Derivatives	$—	$—	$—	$—
Liabilities:
Derivatives	$—	$246	$—	$246

The fair values of certain of the Company’s assets and liabilities measured on a recurring basis under FASB ASC 820 at December 31, 2010 were not significant.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When conditions indicate potential impairment of such assets, the Company evaluates the estimated fair value of the assets. The Company’s assessments of impairment of long-lived assets in 2011 and 2010 did not result in any impairment charges requiring disclosure of the fair values of such assets measured on a nonrecurring basis. The Company cannot predict the occurrence of events that might adversely affect the carrying value of long-lived assets held and used, goodwill and other intangible assets. Continued uncertainty or deterioration in global economic conditions, and/or additional changes in assumptions or circumstances, could result in impairment charges in long-lived assets held and used, goodwill or other intangible assets in future periods in which the change occurs.

The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, notes receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of December 31, 2011 related to expected yield (under Level 2 of the fair value hierarchy), the Company estimates that the fair values of its Notes and its unsecured subordinated notes are approximately the principal plus accrued interest at December 31, 2011. The estimate of fair value on its borrowings under its various bank loans (under Level 2 of the fair value hierarchy) and other financial instruments generally approximates the carrying values at December 31, 2011 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates and that include interest rate margins that were established in connection with the Company’s recent refinancing activities.

Note 22 Other Operating Income - Net

“Other operating income-net” includes grant income from the U.S. Department of Commerce Wool Trust Fund of $3.2 million in each of the years ended December 31, 2011 and 2010. The Company records such grant income upon confirmation of the availability of funds from this trust. In addition, “Other operating income-net” in 2011 and 2010 includes net gains related to the disposal of miscellaneous property and equipment of $1.7 million in each year.

Note 23 Other Income (Expense) - Net

	Year Ended December 31,
	2011	2010
Litigation expense, net of insurance reimbursements	$(4,463)	$(2,135)
Foreign currency exchange gains (losses), net	(1,302)	(1,292)
Arbitration expenses associated with the idling of the ITG-PP facility	(960)	—
Unrealized gains (losses) on derivative instruments, net	(248)	1
Other	(308)	(16)
Total	$(7,281)	$(3,442)

In 2011 and 2010, the Company paid or accrued $13.7 million and $7.2 million, respectively, in legal fees not related to current operations. In 2011 and 2010, the Company recorded $9.2 million and $5.1 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company. Such net non-operating expense is recorded in other expense in the consolidated statements of operations.

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

The Company’s business is dependent on the success of, and its relationships with, its largest customers. The loss of any key customer or a material slowdown in the business of one of its key customers could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position. No one customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2011. One customer, V.F. Corporation, accounted for more than 10% of the Company’s net sales in 2011. Additionally, the Company believes that one of its customers, Levi Strauss & Co. (“Levi Strauss”), is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products. Although Levi Strauss is not directly liable in any way for the payment by any of those producers for fabric purchased from the Company, the Company believes that continued sales to these customers are dependent upon the Company maintaining a strong supplier/customer relationship with Levi Strauss, as well as Levi Strauss’ continued success in the marketplace.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in relevant financing documents that limit cash dividends they can pay and loans they may make to the Company. Of the Company’s consolidated cash balance of $4.0 million at December 31, 2011, approximately $0.2 million held by certain subsidiaries was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to various governmental statutes and regulations that restrict and/or limit loans and dividend payments they may make to the Company. At December 31, 2011, the Company’s proportionate share of restricted net assets of its consolidated subsidiaries was approximately $11.2 million.

Note 25 Subsequent Events

On March 2, 2012, Parras Cone obtained a one year renewal of its $20.0 million revolving receivables factoring agreement through March 7, 2013. Accordingly, the Company has classified the $11.3 million balance outstanding under this facility as a long-term liability at December 31, 2011 in accordance with GAAP.

As discussed in Note 5, in December 2011 the board of directors of ITG-PP Joint Venture passed a resolution to idle the Vietnam operation for an unknown period of time beginning in January 2012.  ITG-PP did not make its scheduled bank term loan payment in February 2012, and on March 10, 2012 Techcombank sent ITG-PP a notice of an event of default that declares all outstanding principal and accrued interest under the Techcombank term loan and short-term borrowing facilities immediately due and payable, and gives the bank the right, among others, to charge penalty interest on the outstanding balance and to take possession of and dispose of the assets of ITG-PP. The Techcombank loans are non-recourse to the ITG parent company or any other subsidiary of the Company. The Company continues to monitor the banking relationship and the length of the idling, as anything other than temporary could negatively affect the Company’s ability to execute its strategy and result in a material non-cash loss on the deconsolidation of ITG-PP or a non-cash impairment charge in the bottom-weight woven fabrics segment. Because of the uncertainties related to ITG-PP and the related issues, the Company has classified the entire amount of the Techcombank term loan debt of $13.4 million as current as of December 31, 2011.

EXHIBIT INDEX

Exhibit Number		Exhibit
	4.2	Form of Senior Subordinated Note (Tranche A)
10.22
Limited Waiver and Amendment No. 3 to Credit Agreement, dated as of November 14, 2011, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

10.23
Consent and Amendment No. 4 to Credit Agreement, dated as of December 27, 2011, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

10.26
English translation of amended and restated Factoring Discount Line Opening Agreement, dated as of March 2, 2012, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional De Mexico, S.A., as lender thereto

	10.45	Fourth Amended and Restated Support Agreement by and between International Textile Group, Inc. and WLR Recovery Fund IV, LP, and General Electric Capital Corporation dated December 27, 2011
	21.1	Subsidiaries of International Textile Group, Inc.
	23.1	Consent of Grant Thornton LLP
	31.1	Certification of Chief Executive Officer as required by Rule 13a- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer as required by Rule 13a- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**	101.INS	XBRL Instance Document
**	101.SCH	XBRL Taxonomy Extension Schema Document
**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.