Form 10-Q
period 2012-03-31
INTERNATIONAL TEXTILE GROUP INC
filed 2012-05-11
CIK 918964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission File Number 000-23938

INTERNATIONAL TEXTILE GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0596831
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

804 Green Valley Road, Suite 300, Greensboro, North Carolina 27408
(Address and zip code of principal executive offices)

(336) 379-6299
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of May 7, 2012, was 17,468,327.

			PAGE

PART I	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	4

		Unaudited Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011	5

		Unaudited Consolidated Statements of Comprehensive Operations for the three months ended March 31, 2012 and 2011	6

		Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011	7

		Notes to Consolidated Financial Statements (Unaudited)	8 - 25

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26 - 35

	ITEM 4.	CONTROLS AND PROCEDURES	35

PART II	OTHER INFORMATION

	ITEM 6.	EXHIBITS	36

SIGNATURE			37

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

In addition to changes to the underlying beliefs and assumptions, developments with respect to important factors including, without limitation, the following, could cause our actual results to differ materially from those made or implied by any forward-looking statements:
•	national, regional and international economic conditions and the continued uncertain economic outlook;
•	our financial condition, which may place us under stress and/or put us at a competitive disadvantage compared to our competitors that have less debt;
•	our inability to repay or refinance our debt currently due or as it becomes due at our international greenfield initiative locations or otherwise;
•	actions by any lenders under our various financing arrangements to accelerate such indebtedness or proceed against the collateral securing such indebtedness, when and if such rights are available;
•	significant increases in the underlying interest rates on which our floating rate debt is based;
•	our ability to comply with the covenants in our financing agreements, or to obtain waivers of these covenants when and if necessary;
•	significant increases in the prices of energy and raw materials and sufficient availability of raw material, and our ability to plan for and respond to the impact of those changes;
•	lower than anticipated demand for our products;
•	our international greenfield initiatives not producing the expected benefits or restarting production, or our incurring asset impairments related thereto;
•	our ability to generate sufficient cash flows, maintain our liquidity and obtain funds for working capital related to our operations, specifically including our international greenfield initiatives;
•	our dependence on the success of, and our relationships with, our largest customers;
•	competitive pricing pressures on our sales, and our ability to achieve the level of cost reductions required to sustain global cost competitiveness;
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

Forward-looking statements include, but are not limited to, those described or made herein or in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and in other filings made from time to time with the Securities and Exchange Commission (“SEC”) by the Company. You are encouraged to carefully review those filings for a discussion of various factors that could result in any of such forward-looking statements proving to be inaccurate. Forward-looking statements also make assumptions about risks and uncertainties. Many of these factors are beyond the Company’s ability to control or predict and their ultimate impact could be material. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

Assets	March 31, 2012	December 31, 2011
	(Unaudited)
Current assets:
Cash and cash equivalents	$2,312	$3,987
Accounts receivable, less allowances of $1,150 and $1,096, respectively	90,627	73,250
Sundry notes and receivables	10,205	8,834
Inventories	125,522	140,079
Deferred income taxes	1,961	1,771
Prepaid expenses	2,993	3,770
Assets held for sale	307	307
Other current assets	793	1,063
Total current assets	234,720	233,061
Investments in and advances to unconsolidated affiliates	177	652
Property, plant and equipment, net	188,472	193,185
Intangibles and deferred charges, net	2,867	2,944
Goodwill	2,740	2,740
Income taxes receivable	286	263
Deferred income taxes	2,159	1,892
Other assets	1,352	1,363
Total assets	$432,773	$436,100
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of bank debt and other long-term obligations	$40,419	$28,214
Callable long-term debt classified as current	66,107	65,552
Short-term borrowings	48,106	54,451
Accounts payable	55,358	51,325
Sundry payables and accrued liabilities	31,098	30,339
Income taxes payable	4,478	3,773
Deferred income taxes	3,701	3,225
Total current liabilities	249,267	236,879
Bank debt and other long-term obligations, net of current maturities	112,011	113,697
Senior subordinated notes - related party	132,527	128,626
Unsecured subordinated notes - related party	106,354	101,920
Income taxes payable	1,829	1,681
Deferred income taxes	2,357	2,124
Other liabilities	26,256	26,696
Total liabilities	630,601	611,623
Commitments and contingencies
Stockholders' deficit:
International Textile Group, Inc. stockholders' deficit:
Convertible preferred stock (par value $0.01 per share; 100,000,000 shares authorized; 11,815,734 and 11,595,895 shares issued and outstanding, aggregate liquidation value of $295,393 and $289,897 at March 31, 2012 and December 31, 2011, respectively)	295,393	289,897
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 shares issued and outstanding at March 31, 2012 and December 31, 2011)	175	175
Capital in excess of par value	54,992	60,488
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(523,244)	(502,639)
Accumulated other comprehensive loss, net of taxes	(7,051)	(7,225)
Total International Textile Group, Inc. stockholders’ deficit	(180,146)	(159,715)
Noncontrolling interests	(17,682)	(15,808)
Total stockholders' deficit	(197,828)	(175,523)
Total liabilities and stockholders' deficit	$432,773	$436,100

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP,  INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net sales	$161,862	$157,986
Cost of goods sold	152,631	145,423
Gross profit	9,231	12,563
Selling and administrative expenses	12,092	13,352
Provision for bad debts	28	55
Other operating income - net	(3)	(403)
Restructuring charges	2,033	14
Loss from operations	(4,919)	(455)
Non-operating other income (expense):
Interest income	28	177
Interest expense - related party	(8,335)	(6,850)
Interest expense - third party	(5,456)	(4,707)
Other income (expense) - net	(2,529)	(1,149)
Total non-operating other income (expense) - net	(16,292)	(12,529)
Loss from continuing operations before income taxes and equity in losses of unconsolidated affiliates	(21,211)	(12,984)
Income tax expense	(890)	(1,014)
Equity in losses of unconsolidated affiliates	(378)	(24)
Loss from continuing operations	(22,479)	(14,022)
Discontinued operations:
Loss from discontinued operations, net of taxes	-	(29)
Gain on disposal, net of taxes	-	2,110
Income from discontinued operations	-	2,081
Net loss	(22,479)	(11,941)
Less: net loss attributable to noncontrolling interests	(1,874)	(2,019)
Net loss attributable to International Textile Group, Inc.	$(20,605)	$(9,922)

Net loss attributable to International Textile Group, Inc.	$(20,605)	$(9,922)
Accrued preferred stock dividends	(5,496)	(5,041)
Net loss attributable to common stock of International Textile Group, Inc.	$(26,101)	$(14,963)

Net income (loss) per share attributable to common stock of International Textile Group, Inc., basic:
Loss from continuing operations	$(1.49)	$(0.97)
Income from discontinued operations	-	0.12
	$(1.49)	$(0.85)
Net income (loss) per share attributable to common stock of International Textile Group, Inc., diluted:
Loss from continuing operations	$(1.49)	$(0.97)
Income from discontinued operations	-	0.12
	$(1.49)	$(0.85)

Weighted average number of shares outstanding - basic	17,468	17,468
Weighted average number of shares outstanding - diluted	17,468	17,468

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP,  INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Comprehensive Operations
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net loss	$(22,479)	$(11,941)

Other comprehensive income, net of taxes:
Amortization of unrecognized net losses included in periodic benefit cost	174	119

Net comprehensive loss	(22,305)	(11,822)

Less: net comprehensive loss attributable to noncontrolling interests	(1,874)	(2,019)

Net comprehensive loss attributable to International Textile Group, Inc.	$(20,431)	$(9,803)

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATIONS
Net loss	$(22,479)	$(11,941)
Adjustments to reconcile net loss to cash used in operations:
Gain on disposal of discontinued operations	-	(2,110)
Provision for bad debts	27	42
Depreciation and amortization of property, plant and equipment	4,947	5,175
Amortization of deferred financing costs	255	520
Deferred income taxes	35	197
Equity in losses of unconsolidated affiliates	378	24
Gain on sale of assets	(3)	(403)
Noncash interest expense	8,890	8,386
Foreign currency exchange losses	961	217
Contributions to pension benefit plan	(489)	(442)
Payment of interest on payment-in-kind notes	-	(1,527)
Change in operating assets and liabilities:
Accounts receivable	(17,391)	(5,765)
Inventories	14,557	(17,702)
Other current assets	284	(902)
Accounts payable and accrued liabilities	4,020	21,055
Income taxes payable	355	167
Other	212	308
Net cash used in operating activities	(5,441)	(4,701)

INVESTING
Capital expenditures	(234)	(553)
Investments in and advances to unconsolidated affiliates	(51)	-
Proceeds from sale of property, plant and equipment	3	909
Proceeds from sale of other assets, net	-	6,150
Net cash provided by (used in) investing activities	(282)	6,506

FINANCING
Proceeds from issuance of term loans	-	40,500
Repayment of term loans	(3,174)	(10,633)
Net borrowings under revolver loans	13,764	49,897
Repayment of revolving loan facility at maturity	-	(38,577)
Net repayments of short-term borrowings	(6,384)	(1,151)
Payment of financing fees	(161)	(2,466)
Repayment of capital lease obligations	(76)	(161)
Proceeds from issuance of senior subordinated notes - related party	-	2,000
Payment of principal on payment-in-kind notes	-	(38,992)
Decrease in checks issued in excess of deposits	-	(502)
Net cash provided by (used in) financing activities	3,969	(85)

Effect of exchange rate changes on cash and cash equivalents	79	(425)
Net change in cash and cash equivalents	(1,675)	1,295
Cash and cash equivalents at beginning of period	3,987	3,890
Cash and cash equivalents at end of period	$2,312	$5,185

Supplemental disclosures of cash flow information:
Cash payments of income taxes, net	$288	$826
Cash payments for interest	$2,775	$2,223
Noncash investing and financing activities:
Accrued preferred stock dividends	$5,496	$5,041
Issuance of note receivable for sale of assets	$-	$1,041

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1 Description of the Company and Basis of Presentation

International Textile Group, Inc. (“ITG”, the “Company”, “we”, “us” or “our”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations principally in the United States, China, and Mexico. The accompanying consolidated financial statements include the results of the Company’s operations at its greenfield facility in Vietnam, which was idled in January 2012.

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

The December 31, 2011 consolidated balance sheet data included herein was derived from the Company’s audited financial statements. The unaudited consolidated financial statements included herein have been prepared by ITG pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) as well as accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q, unless otherwise specified, have been presented to separately show the effects of discontinued operations. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results for the reported interim periods, which consist of only normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report, as is permitted by such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of any given quarter are not necessarily indicative of the results for any fiscal year.

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts recorded in the consolidated financial statements and the related notes to consolidated financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of trade receivables, inventories, goodwill, intangible assets, other long-lived assets, guarantee obligations, indemnifications, and assumptions used in the calculation of, among others, income taxes, pension and postretirement benefits, legal costs and insurance recoveries and environmental costs. These estimates and assumptions are based upon historical factors, current circumstances and the experience and judgment of the Company’s management. Management monitors economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currencies and equity share values as well as changes in global consumer spending can increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ from these estimates under different assumptions or conditions. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements for future periods. Management believes that its estimates impacting the accompanying consolidated financial statements, including for these matters, are reasonable based on facts currently available.

Financial Condition

The Company and its subsidiaries have a significant amount of debt outstanding under various credit facilities and agreements. A substantial portion of the Company’s debt on a consolidated basis is payable by our international subsidiaries and is non-recourse to the ITG parent company. In addition, a substantial portion of the Company’s debt, $238.9 million at March 31, 2012, is payable to related parties (namely, certain entities affiliated with Wilbur L. Ross., Jr., the Company’s chairman of the board).  The following table presents a summary of the Company’s debt obligations payable to third parties as of March 31, 2012 (in thousands). Amounts in the column labeled “U.S.” represent debt guaranteed by, or otherwise with recourse to, the ITG parent company. Amounts in the column labeled “International” represent debt not guaranteed by, or without recourse to, the ITG parent company.

	U.S.	International	Total

Current portion of long-term debt	$3,631	$36,788	$40,419
Callable long-term debt classified as current	14,721	51,386	66,107
Short-term borrowings	6,370	41,736	48,106
	24,722	129,910	154,632
Bank debt and other long-term obligations, net of current maturities	82,257	29,754	112,011
Total third party debt	$106,979	$159,664	$266,643

As of December 31, 2011 and continuing through the date hereof, the Company has not been in compliance with a covenant under the purchase agreement (the “Note Purchase Agreement”) relating to its senior subordinated notes with an original maturity date of June 6, 2011 (the “Notes”). Under the terms of the Note Purchase Agreement, such noncompliance constitutes an event of default that gives the holders thereof the right, among others, to declare all outstanding principal and accrued interest under the facility ($14.7 million at March 31, 2012) immediately due and payable after the passage of a 120 day waiting period, and to take possession of and dispose of certain assets of the Company after a 540 day waiting period. These waiting periods commenced on April 27, 2012.  In connection with the foregoing, in March 2012, the Company and the other parties thereto entered in to an amendment to the Company's $105.5 million Amended and Restated Credit Agreement (the “2011 Credit Agreement”). This amendment, among other things waives, until March 31, 2013, the cross default thereunder which would otherwise have arisen as a result of the event of default under the Note Purchase Agreement. No assurances can be given that the Company will be able to obtain any further necessary modifications, amendments or waivers to the agreement in the future, or concerning the timing or costs thereof.

Although the Company believes it is positioned to manage its liquidity requirements within its businesses over the next twelve months through funds expected to be generated from operations and available borrowing capacity, the Company’s ability to manage its non-recourse or certain of its international debt that becomes due in 2012 will be dependent upon its ability to (i) refinance such existing international debt, (ii) restructure or obtain replacement financing for, or obtain modifications or amendments to, any debt instruments of which the Company is not in covenant compliance. The Company has estimated that the fair value of its collateral is sufficient to satisfy any of its debt obligations which may be secured by such collateral. There can be no assurances as to the Company’s ability to complete any of the foregoing, as to the availability of any other necessary financing and, if available, whether any potential sources of funds would be available on terms and conditions acceptable to the Company or whether and to what extent the loss of any collateral securing any debt would have a material adverse effect on the Company. For additional information on the Company’s outstanding indebtedness, see Note 5.

Business and Credit Concentrations

The Company’s business is dependent on the success of, and its relationships with, its largest customers. The loss of any key customer or a material slowdown in the business of one of its key customers could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position. No one customer accounted for 10% or more of the Company’s accounts receivable as of March 31, 2012, and one customer, V.F. Corporation, accounted for more than 10% of the Company’s net sales in the 2011 fiscal year and in the three months ended March 31, 2012. Additionally, the Company believes that one of its customers, Levi Strauss & Co. (“Levi Strauss”), is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products. Although Levi Strauss is not directly liable in any way for the payment by any of those producers for fabric purchased from the Company, the Company believes that continued sales to these customers are dependent upon the Company maintaining a strong supplier/customer relationship with Levi Strauss, as well as Levi Strauss’ continued success in the marketplace.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in relevant financing documents that limit cash dividends they can pay and loans they may make to the Company. Of the Company’s consolidated cash balance of $2.3 million at March 31, 2012, approximately $0.2 million held by certain subsidiaries was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to various governmental statutes and regulations that restrict and/or limit loans and dividend payments they may make to the Company. At March 31, 2012, the Company’s proportionate share of restricted net assets of its consolidated subsidiaries was approximately $8.2 million.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The provisions of this guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which indefinitely defers certain provisions ASU 2011-05  to allow the FASB time to deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The adoption of ASU 2011-05 did not have any impact on our financial position or results of operations but impacted our financial statement presentation; the Company elected the option to present two separate but consecutive statements of comprehensive income.

Note 2 Discontinued Operations and Long-Lived Assets Held for Sale

On March 31, 2011, the Company entered into an agreement to sell certain assets related to its jacquard fabrics business, including accounts receivable, inventories, certain intellectual property and property, plant and equipment. The purchase price included $6.4 million in cash and a non-interest bearing promissory note of $1.1 million, which is being paid in eleven monthly installments which began in September 2011 (recorded with an initial discount of $0.1 million). The Company’s results of operations include net sales from the jacquard fabrics business of $3.6 million in the three months ended March 31, 2011 and loss from discontinued operations, net of income taxes, of less than $0.1 million in the same period. The results of operations related to the jacquard fabrics business are presented as discontinued operations in the accompanying consolidated statements of operations. The Company recorded a gain on the disposal of the jacquards fabrics business of $2.1 million in the three months ended March 31, 2011, which is also included in discontinued operations.

At March 31, 2012 and December 31, 2011, the Company had $0.3 million of long-lived assets held for sale related to certain buildings in the bottom-weight woven fabrics segment. Such long-lived assets held for sale are classified as current assets in the March 31, 2012 consolidated balance sheet because the Company expects to sell these assets in 2012.

Note 3 Inventories

The major classes of inventory are as follows (in thousands):

	March 31, 2012	December 31, 2011

Inventories at FIFO:
Raw materials	$14,781	$17,472
Work in process	44,507	45,139
Finished goods	53,545	63,874
Dyes, chemicals and supplies	12,689	13,594
	$125,522	$140,079

Note 4 Impairment Testing of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets pursuant to the provisions of FASB Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment”. No impairment charges related to property, plant and equipment had any impact on the Company’s cash flows or liquidity in any period presented.

Since completion in December 2008 and after the significant economic downturn in 2008 and 2009, the Company’s ITG-Phong Phu Joint Venture (“ITG-PP”) facility experienced increasing capacity utilization but, through December 31, 2011, continued to incur operating losses primarily due to a shortage of available working capital resulting in plant curtailments, late customer deliveries and high air freight costs. As such, the Company and with the assistance of an affiliate of Wilbur L. Ross, Jr., the Company’s chairman of the board, made additional investments in ITG-PP during 2011 (see “Revolving and Term Loans and Factoring Agreements” below). At December 31, 2011, this facility had not reached full capacity utilization and the Company remained in discussions with the joint venture partner to resolve certain disputes. As a result of such disputes, in December 2011, the board of directors of ITG-PP passed a resolution to idle the Vietnam operation for an unknown period of time beginning in January 2012.  The Company and its joint venture partner have entered into an arbitration process to resolve these disputes. The operating losses and idling of ITG-PP require the Company to test each quarter the recoverability of the value of ITG-PP’s long-lived assets in the Company’s all other segment pursuant to the provisions of FASB ASC 360.

Separately, in light of decisions by two of the largest customers of Cone Denim de Nicaragua (“CDN”) to discontinue production in certain of their Central American facilities, in April 2009, the Company decided to idle its CDN facility, and it continues to monitor its strategic alternatives in the region. The idling of CDN’s facility also requires the Company to test each quarter the recoverability of the value of CDN’s long-lived assets in the Company’s all other segment.

Such recoverability reviews and tests, primarily based on fair value measured by prices for similar assets, did not result in any impairment charges in the three months ended March 31, 2012 or 2011. The Company cannot predict the occurrence of any future events that might adversely affect the carrying value of long-lived assets. Any further decline in economic conditions or failure to restart the facilities in these regions on a timely basis could result in future impairment charges with respect to the Company’s long-lived assets, including any of its property, plant and equipment.

Note 5 Long-Term Debt and Short-Term Borrowings

Total outstanding long-term debt of the Company consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Revolving loans:
ITG, Inc.	$72,959	$59,992
Parras Cone de Mexico, S.A. de C.V.	12,123	11,326
Term loans:
ITG, Inc.	12,533	14,035
Burlington Morelos S.A. de C.V.	16,750	17,500
Cone Denim (Jiaxing) Limited	23,280	23,280
Jiaxing Burlington Textile Company	5,850	6,760
ITG-Phong Phu Limited Company	13,380	13,380
Cone Denim de Nicaragua	38,006	38,006
Other:
Senior subordinated notes	14,721	14,166
Senior subordinated notes - related party	132,527	128,626
Unsecured subordinated notes - related party	106,354	101,920
Capitalized lease obligations	8,847	8,922
Other notes payable	88	96
Total long-term debt	457,418	438,009
Less: current portion of long-term debt	(40,419)	(28,214)
Less: callable long-term debt classified as current	(66,107)	(65,552)
Total long-term portion of long-term debt	$350,892	$344,243

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

The U.S. Term Loan requires the repayment of $0.5 million in principal per month from May 2011 to April 2012, and $0.3 million per month thereafter until maturity, at which date the entire remaining principal balance of the U.S. Term Loan is due. Borrowings under the 2011 Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option. At March 31, 2012, there was $73.0 million outstanding under the U.S. Revolver at a weighted average interest rate of 4.8% and $12.5 million outstanding under the U.S. Term Loan at a weighted average interest rate of 4.3%. As of March 31, 2012, the Company had $11.8 million of standby letters of credit issued in the normal course of business, none of which had been drawn upon, that reduced the borrowing availability under the U.S. Revolver. At March 31, 2012, availability under the U.S. Revolver was approximately $5.9 million.

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

Under the 2011 Credit Agreement, the Company is required to maintain availability, or average adjusted availability (each as defined) at or above certain predefined levels, or certain limitations may be imposed on the Company, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. The following describes actions that may be taken, and margins, fees or limitations that may be imposed upon the Company, under the 2011 Credit Agreement at certain availability or average adjusted availability levels:

•
if average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company is restricted from making loans to, and/or investments in, its international subsidiaries, including its international greenfield initiatives. At March 31, 2012, average adjusted availability was approximately $4.3 million and availability was $5.9 million, and the Company was subject to such restrictions. Notwithstanding these restrictions, in June 2011, the Company and the lenders under the 2011 Credit Agreement entered into Consent and Amendment No. 1, and Amendment No. 2, to the 2011 Credit Agreement which, among other things, provided the Company the ability to (i) make investments in ITG-PP in an amount up to $3.5 million, which investments were made in the form of loans to ITG-PP in June 2011, and (ii) enter into and perform its obligations under an amended Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of WLR Recovery Fund IV, L.P. (“Fund IV”), an affiliate of Wilbur L. Ross, Jr., not to exceed $15.5 million (see “Guarantees” below). Further, in November 2011, the Company and the lenders under the 2011 Credit Agreement entered into Amendment No. 3 to the 2011 Credit Agreement, which provides that either (i) such investments in ITG-PP are required to be repaid to the Company by ITG-PP no later than May 14, 2012 or (ii) the lenders under the 2011 Credit Agreement are entitled to receive payment under a $3.7 million letter of credit issued by Fund IV no later than June 13, 2012;

•
if availability is less than $17.5 million, the Company is required to comply with a specified fixed charge coverage ratio (as defined in the 2011 Credit Agreement). The Company was subject to, and in compliance with, such fixed charge coverage ratio as of March 31, 2012. In March 2012, the Company and the lenders under the 2011 Credit Agreement entered into Limited Waiver and Amendment No. 5 to the 2011 Credit Agreement which, among other things, reduces the minimum fixed charge coverage ratio for specified periods in 2012;

•
depending on average adjusted availability, the applicable margin added to LIBOR or other published bank interest rates for borrowings under the 2011 Credit Agreement can range from 3.25% to 3.75% (the weighted average applicable margin was 3.5% at March 31, 2012). In addition, depending on amounts borrowed and average adjusted availability, the U.S. Revolver requires the payment of an unused commitment fee in the range of 0.50% to 0.75% annually, payable monthly; and

•
if the Company’s excess availability (as defined in the 2011 Credit Agreement) falls below certain predefined levels, the lenders under the 2011 Credit Agreement can draw upon a standby letter of credit in the amount of $20.0 million issued by certain entities affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board (collectively, the “WLR Affiliates”), under the terms of a support agreement entered into by such affiliates pursuant to Consent and Amendment No. 4 to the 2011 Credit Agreement, dated December 27, 2011; no such amounts have been drawn by the lenders as of March 31, 2012.

On March 23, 2011, a wholly-owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Morelos”), entered into a five year, $20.0 million term loan (the “Mexican Term Loan”) with Banco Nacional De Mexico, S.A., (“Banamex”). The obligations of Morelos under the Mexican Term Loan are in U.S. dollar loans and are secured by a pledge of all the accounts receivable, inventories, and property, plant and equipment of Morelos and its subsidiaries. The interest rate on borrowings under the Mexican Term Loan is variable at LIBOR plus 4%. At March 31, 2012, the amount outstanding under the Mexican Term Loan was $16.8 million at an interest rate of 4.2%. The Mexican Term Loan requires the repayment of $0.3 million in principal per month until February 2016, with the remaining principal balance due in March 2016.

The Mexican Term Loan contains customary provisions for default for agreements of this nature. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under either of the respective agreements as a secured party. The Mexican Term Loan also contains certain financial covenant requirements customary for agreements of this nature. As of March 31, 2012, the Company was in compliance with such covenants. In addition, Morelos and its subsidiaries are restricted under the Mexican Term Loan from making annual capital expenditures in excess of one percent of annual consolidated net sales of such consolidated group.

In connection with the Mexican Term Loan, on March 23, 2011, a wholly-owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a revolving receivables factoring agreement under which Parras Cone agreed to sell certain of its accounts receivable to Banamex, on a recourse basis. The amount of accounts receivable of Parras Cone that can be sold under this agreement, as amended, cannot exceed $20.0 million. At March 31, 2012, the amount of secured borrowings outstanding under the Mexican factoring agreement was $12.1 million, at an interest rate of 4.3%, which borrowings are collateralized by certain of Parras Cone’s trade accounts receivable in the aggregate amount of approximately $13.5 million. This agreement, as amended, expires on March 7, 2013.

In 2006 and 2007, Cone Denim (Jiaxing) Limited obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars, which was used for the import of equipment to Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $23.3 million with a weighted average interest rate of 4.6% at March 31, 2012. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The outstanding loan amount is scheduled to be repaid in the principal amounts of $11.7 million and $11.6 million in June 2012 and June 2013, respectively. The term loan is secured by the building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals.

The Company’s wholly-owned subsidiary, Jiaxing Burlington Textile Company, obtained project financing from China Construction Bank. Such funding was used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB, at the option of the Company and subject to foreign currency exchange rate changes. The term loan is being repaid in quarterly installments of $0.8 million in each quarter of 2012 and $1.2 million in each of the first three quarters of 2013. The financing agreement has a maturity date of August 2013 and bears interest at six-month LIBOR plus 3.0% for U.S. dollar loans. The financing agreement provides the lender the right to immediately declare this debt due and payable if Jiaxing Burlington Textile Company incurs a book loss in excess of 5.0 million renminbi under Chinese generally accepted accounting principles during any calendar fiscal year through the date of maturity. As of March 31, 2012, Jiaxing Burlington Textile Company was in compliance with this requirement. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At March 31, 2012, outstanding borrowings under this facility were $5.9 million (in U.S. dollar equivalents) with a weighted average interest rate of 6.7%. The loans are secured by the building, machinery and equipment of Jiaxing Burlington Textile Company. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-PP entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments of $1.1 million, which began in February 2010. The interest rate is adjusted every second month to the twelve month term deposit rate at Techcombank plus 3.5%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. ITG-PP has both VND and U.S. dollar based loans outstanding under this agreement. At March 31, 2012, $13.4 million was outstanding under this facility with a weighted average interest rate of 9.7%. The Techcombank term loan and the ITG-PP capital lease obligation (described below) are non-recourse to the ITG parent company or any other subsidiary of the Company, but are secured by the assets of ITG-PP.

ITG-PP has entered into a seven year lease agreement with its joint venture partner for certain equipment that extends through June 2014. The Company has recorded this lease as a capital lease in an original amount of $10.2 million with principal and interest payments ranging from $0.1 million to $0.2 million per month under the terms of the agreement. Through March 31, 2012, ITG-PP had not made $5.0 million of required principal payments to its joint venture partner on this capital lease obligation because the joint venture partner has not made matching capital contributions to ITG-PP. The capital lease obligation is non-recourse to the ITG parent company or any other subsidiary of the Company. The Company and its joint venture partner have entered into an arbitration process to resolve certain disputes.

In December 2011 the board of directors of ITG-PP passed a resolution to idle the Vietnam operation for an unknown period of time beginning in January 2012.  ITG-PP did not make its scheduled bank term loan payment in February 2012, and on March 10, 2012 Techcombank sent ITG-PP a notice of an event of default declaring all outstanding principal and accrued interest under the Techcombank term loan and short-term borrowing facilities immediately due and payable, giving the bank the rights, among others, to charge penalty interest on the outstanding balance at a rate that is 1.5 times higher than the applicable interest rate at the time of default and to take possession of and dispose of the assets of ITG-PP. The Techcombank loans are non-recourse to the ITG parent company or any other subsidiary of the Company. Because of the uncertainties related to ITG-PP and the related issues, the Company has classified the entire amount of the Techcombank term loan of $13.4 million as current as of March 31, 2012 and December 31, 2011. In addition, the ITG parent company currently has loans outstanding with ITG-PP of approximately $35.0 million as of March 31, 2012, including accrued interest, that are collateralized by the assets of ITG-PP on a junior basis. The Company has estimated that the fair value of the collateral is sufficient to satisfy the third-party debt obligations, assuming an orderly disposition, although there can be no assurances in this regard. Any action taken against such collateral could also have a material adverse effect on the ITG parent Company’s ability to obtain repayment of its loans with ITG-PP.

In December 2007, CDN entered into a $37.0 million term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua. The loan amounts have been used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. Loans under this term loan agreement are required to be repaid in up to 16 quarterly installments of $1.850 million, which began on September 15, 2010, with a final payment of $7.4 million due on September 15, 2014. The term loans bear interest at LIBOR plus a margin of 4%, and a late payment fee of 6% per annum is assessed on the amount of principal payments in arrears. As amended, the original term loans thereunder have been re-characterized either as senior loans, for which accrued interest thereon is required to be paid either as originally scheduled or, for certain portions of the interest accruing through June 15, 2010, the amounts have been converted to 12% junior loans. Interest on the junior loans is required to be repaid quarterly beginning on September 15, 2010 and continuing through September 15, 2014, with the principal amount of the junior loans due on September 15, 2014. Both the senior and junior loans are non-recourse to the Company, but are secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. At March 31, 2012, $37.0 million of senior loans with an interest rate of 4.5%, and $1.0 million of junior loans, were outstanding under this facility.

In light of decisions by two of the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, in April 2009, the Company decided to idle this facility. Through March 31, 2012, CDN had not made $19.5 million of required term loan principal, interest and late fee payments, which constitutes a default. Upon a default, all amounts outstanding thereunder are immediately due and payable, penalty interest is charged at the rate of 6% per annum on outstanding balances, and the lenders thereunder have the right to proceed against the collateral securing such loans. In addition, as a result of the accumulated losses of CDN and pursuant to Nicaraguan law, the lenders under CDN’s term loan have certain rights in addition to those under the term loan agreement, including certain rights with respect to requiring the dissolution of CDN. The Company, as sponsor of CDN, has entered into a Project Funds and Subordination Agreement with the CDN lenders. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may, in certain instances, obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement). On July 26, 2010, the Company received a notice from Inter-American, which states that the Company, pursuant to the Project Funds and Subordination Agreement, was required to provide CDN a loan in the amount of $14.9 million no later than August 23, 2010. The Company has not provided such loan through the date hereof. The Company believes that such term loan is adequately secured, assuming an orderly disposition, if needed, although there can be no assurances in this regard. The Company is reserving all of its rights with respect thereto, and believes that any such required loan ultimately would only be required if and to the extent that the loan under the term loan agreement is not adequately secured. Because of the uncertainties related to CDN and the related issues, the Company has classified the entire amount of such debt as current as of March 31, 2012 and December 31, 2011. The Company continues to evaluate all of its options with respect to CDN and its loans outstanding and continues to be in discussions with Inter-American with respect to the loan.

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

At various times in 2009, the WLR Affiliates purchased from Note holders certain of the Notes with an original face amount of $57.5 million which have been amended, restated and reissued in the form of Tranche B Notes that are subordinated in right of payment and collateral to Notes held by third parties other than the WLR Affiliates with an original interest rate of 12% per annum (the “Tranche A Notes”). The Tranche B Notes are classified as “Senior subordinated notes - related party” in the Company’s accompanying consolidated balance sheet at March 31, 2012 and December 31, 2011. The interest rate on the Tranche B Notes is 12% per annum. In August 2010, the Company and the Note holders entered into the “Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes” (the “Consent Agreement”), which gave the Company the right to sell to the WLR Affiliates additional Tranche B Notes in an aggregate principal amount not to exceed $15.0 million, the proceeds of which were required to be used for investments in ITG-PP to be funded no later than January 31, 2011. The Company issued and sold $12.0 million of such Tranche B Notes prior to December 31, 2010 and issued and sold an additional $2.0 million of such Tranche B Notes through January 31, 2011. In 2011, the Company issued $9.0 million of additional Tranche B Notes in connection with the Guaranty (see “Guarantees” below).

On March 16, 2011, the Company entered into Amendment No. 4 to the Note Purchase Agreement (the “Fourth Note Purchase Agreement Amendment”). The Fourth Note Purchase Agreement Amendment, among other things, allowed the Company to enter into a factoring agreement with Bank of America, N.A. (“B of A”), pursuant to which the Company may sell certain of its receivables to B of A on a non-recourse basis. The Company entered into this factoring agreement on March 17, 2011. On March 30, 2011, the Company entered into Amendment No. 5 to the Note Purchase Agreement (the “Fifth Note Purchase Agreement Amendment”). The Fifth Note Purchase Agreement Amendment, among other things, extended the maturity date of the Tranche A Notes to June 2013, extended the maturity date of the Tranche B Notes to June 2015, and eliminated the excess U.S. collateral coverage covenant contained in the Note Purchase Agreement. Also under the Fifth Note Purchase Agreement Amendment, the interest rate on the Tranche A Notes increases by 0.5% per annum at the beginning of each quarter until maturity, beginning on October 1, 2011, and the interest rate increases an additional 2.5% per annum after the occurrence of and during the continuance of an event of default (as defined in the Note Purchase Agreement). At March 31, 2012, the interest rate on the Tranche A Notes was 15.5% per annum.

In March 2011, the Company used $18.0 million of proceeds from the Mexican Term Loan and a related factoring facility, $20.5 million of proceeds from the 2011 Credit Agreement and $2.0 million of proceeds from the sale of the jacquards fabrics business to repay $40.5 million of the Tranche A Notes. At March 31, 2012, $147.2 million aggregate principal amount of the Notes was outstanding (of which $132.5 million was held by the WLR Affiliates, including PIK Interest).

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

As of December 31, 2011 and continuing through the date hereof, the Company has not been in compliance with a financial covenant under the Note Purchase Agreement. Under the terms of the Note Purchase Agreement, such noncompliance constitutes an event of default that gives the Tranche A Note holders the right, among others, to declare all outstanding principal and accrued interest under the facility immediately due and payable after the passage of a 120 day waiting period, and to take possession of and dispose of certain assets of the Company after a 540 day waiting period. These waiting periods commenced on April 27, 2012. The Company has classified as current the entire amount of the Tranche A Notes ($14.7 million and $14.2 million as of March 31, 2012 and December 31, 2011, respectively) in accordance with GAAP. In March 2012, the Company entered into Limited Waiver and Amendment No. 5 to the 2011 Credit Agreement which waives the cross default and cross acceleration provision through March 31, 2013 in such agreement relating to the covenant violation under the Note Purchase Agreement. The Company continues to evaluate all of its options with respect to the Tranche A Notes and continues to be in discussions with the Tranche A Note holder relating to each party’s rights and obligations thereunder and the potential for amendments or waivers from various provisions of such agreement. The Company cannot provide any assurances as to its ability to obtain any necessary modifications, amendments or waivers, or the timing or costs thereof.

Unsecured Subordinated Notes—Related Party

As of March 31, 2012, the Company had borrowed a total of $55.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., pursuant to six unsecured subordinated notes, each with original due dates of June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At March 31, 2012, $106.4 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium. On March 30, 2011, the Company entered into amendments to the unsecured subordinated notes that, among other things, extended the maturity date of the unsecured subordinated notes to March 2016.

Debt Agreement Compliance

The Company is in compliance with, or has obtained waivers or loan modifications for, the terms and covenants under its principal credit facilities, except for the ITG-PP term loan, the Cone Denim de Nicaragua term loan and the Note Purchase Agreement, each as described above. Any failure by the Company to pay outstanding amounts when due, to obtain any necessary waivers or modifications, or to be able to refinance its various debt or to obtain any necessary additional funding in amounts, at times and on terms acceptable to it, if at all may result in severe liquidity issues and may delay or make impossible the implementation of the Company’s strategy.

Debt Maturities

As of March 31, 2012, aggregate maturities of long-term debt for each of the next five 12-month periods were as follows: $40.4 million, $21.6 million, $82.6 million, $246.7 million and $0.0 million. Because of the uncertainties related to the potential acceleration of the Cone Denim de Nicaragua and ITG-PP term loans as described above, and due to the covenant violations under the Tranche A Notes as described above, the Company has classified the entire amount of the Cone Denim de Nicaragua debt, $38.0 million, the entire amount of the ITG-PP debt, $13.4 million, and the entire amount of the Tranche A Notes, $14.7 million, as current as of March 31, 2012, although such amounts are excluded from the aggregate maturities listed above.

Short-term Borrowings

The Company and certain of its subsidiaries have short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $48.1 million at March 31, 2012 and $54.5 million at December 31, 2011, with weighted average interest rates of 7.5% and 7.2%, respectively. At March 31, 2012, ITG and its U.S. subsidiaries have outstanding short-term financing from certain cotton and other suppliers in the amount of $6.3 million; Cone Denim (Jiaxing) Limited has outstanding short-term working capital loans in an aggregate amount of $32.8 million from various Chinese financial institutions, including $2.6 million guaranteed by a $2.8 million standby letter of credit with Fund IV; Jiaxing Burlington Textile Company has outstanding short-term working capital loans from certain Chinese financial institutions in the amount of $4.5 million; and ITG-PP has outstanding short-term working capital loans from Techcombank in the amount of $4.5 million. These borrowings consist of lines of credit and other short-term credit facilities which are used primarily to fund working capital requirements within the respective entities.

Guarantees

FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of March 31, 2012, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of March 31, 2012 or December 31, 2011, except as noted below.

In 2011, the Company entered into, among other things, the (i) Consent and Amendment No. 1 to the 2011 Credit Agreement, (ii) Amendment No. 2 to the 2011 Credit Agreement, (iii) Amendment No. 6 to the Note Purchase Agreement, (iv) Amendment No. 7 to the Note Purchase Agreement, and (v) Guaranty in favor of Fund IV. Such consent and amendments provided the Company, among other things, the requisite consents necessary to enter into and perform its obligations under the Guaranty. Pursuant to the Guaranty, the Company has agreed to guarantee the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company was required to pay Fund IV a letter of credit issuance fee of $0.2 million and is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of March 31, 2012, the total obligations under such letters of credit guaranteed by the Company were $6.5 million and, in the three months ended March 31, 2012 and 2011, the Company incurred guarantee fees of $0.2 million and $0.0 million, respectively. Since inception of the Guaranty, the Company has issued additional Tranche B Notes in the aggregate amount of $9.0 million in connection with such obligations. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

Note 6 Stockholders’ Deficit

The components of stockholders’ deficit were as follows (in thousands):

	International Textile Group, Inc. Stockholders
	Convertible preferred stock	Common stock	Capital in excess of par value	Treasury stock	Accumulated deficit	Accumu- lated other compre- hensive loss	Non- controlling interests	Total

Balance at December 31, 2011	$289,897	$175	$60,488	$(411)	$(502,639)	$(7,225)	$(15,808)	$(175,523)
Comprehensive loss for the three months ended March 31, 2012:
Net loss	—	—	—	—	(20,605)	—	(1,874)	(22,479)
Amortization of actuarial losses on benefit plans, net of taxes	—	—	—	—	—	174	—	174
Net comprehensive loss	—	—	—	—	(20,605)	174	(1,874)	(22,305)
Preferred stock dividends	5,496	—	(5,496)	—	—	—	—	—
Balance at March 31, 2012	$295,393	$175	$54,992	$(411)	$(523,244)	$(7,051)	$(17,682)	$(197,828)

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 11,815,734 shares of Series A Preferred Stock were issued and outstanding at March 31, 2012 (11,595,895 shares issued and outstanding at December 31, 2011) and 1,000,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at March 31, 2012 or December 31, 2011. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Net loss applicable to common shareholders	$(26,101)	$(14,963)
Effect of dilutive securities:
None	—	—
Numerator for diluted earnings per share	$(26,101)	$(14,963)

Weighted-average number of common shares used in basic earnings per share	17,468	17,468
Effect of dilutive securities:
None	—	—
Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	17,468	17,468

Based on the number of shares of Preferred Stock outstanding as of March 31, 2012 and the Liquidation Value thereof on such date, the Preferred Stock could potentially be converted at the option of the holders thereof into 30,694,914 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive (in thousands).

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Convertible preferred stock	30,695	28,462

	30,695	28,462

Note 8 Derivative Instruments

There have been no material changes in the use of derivative instruments or in the methods that the Company accounts for such instruments from the information disclosed in the Company’s 2011 Annual Report on Form 10-K. The Company does not designate its derivative instruments as hedges under hedge accounting rules. Accordingly, unrealized gains and losses on commodity and foreign exchange derivative contracts are recorded in “other income (expense)” since these transactions represent noncash changes in the fair values of such open contracts that are not expected to correlate with the amounts and timing of the recognition of the hedged items. Because the hedged items are components of cost of goods sold, realized gains and losses on commodity and foreign exchange derivative contracts are recorded in cost of goods sold upon settlement of those contracts.

The fair values of derivative instruments recognized in the March 31, 2012 and December 31, 2011 consolidated balance sheets were not significant. Also, the effect of derivative instruments on the consolidated statements of operations was not significant in the three months ended March 31, 2012 and 2011.

Note 9 Commitments and Contingencies

Asbestos materials are present at certain of the Company’s facilities, and applicable regulations would require the Company to handle and dispose of these items in a special manner if these facilities were to undergo certain major renovations or if they were demolished. FASB ASC 410, “Asset Retirement and Environmental Obligations,” provides guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity. In accordance with FASB ASC 410, the Company has not recognized a liability associated with these obligations, because the fair value of such liabilities cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of these facilities. The Company expects to maintain these facilities by repair and maintenance activities that do not involve the removal of any of these items and has not identified any need for major renovations caused by technology changes, operational changes or other factors. In accordance with FASB ASC 410, the Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value. As of March 31, 2012, the Company did not have any liabilities recorded for these obligations.

As of March 31, 2012, the Company had capital expenditure commitments not reflected as liabilities on the accompanying consolidated balance sheet of less than $0.1 million. These commitments were not reflected as liabilities on the accompanying consolidated balance sheet because the Company had not received or taken title to the related assets.

As previously disclosed, three substantially identical lawsuits were filed in the Court of Common Pleas, County of Greenville, State of South Carolina related to the merger of the Company with a company formerly known as International Textile Group, Inc. (“Former ITG”) in October 2006 (the “Merger”). The first lawsuit was filed in 2008 and the second and third lawsuits were filed in 2009, all by the same attorney. These three lawsuits were consolidated in 2010. The actions name as defendants, among others, certain individuals who were officers and directors of Former ITG or the Company at the time of the Merger. The plaintiffs have raised purported derivative and direct (class action) claims and contend that certain of the defendants breached certain fiduciary duties in connection with the Merger. The plaintiffs have also made certain related claims against a former advisor of a defendant. While the Company is a nominal defendant for purposes of the derivative action claims, the Company is not aware of any claims for affirmative relief being made against it. However, the Company has certain obligations to provide indemnification to its officers and directors (and certain former officers and directors) against certain claims and believes the lawsuits are being defended vigorously. Certain fees and costs related to this litigation are to be paid or reimbursed in part under the Company’s insurance programs. Because of the uncertainties associated with the litigation described above, management cannot estimate the impact of the ultimate resolution of the litigation. It is the opinion of the Company’s management that any failure by the Company’s insurance providers to provide any required insurance coverage could have a material adverse impact on the Company’s consolidated financial statements.

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

Note 10 Segment and Other Information

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and four reportable segments that are presented herein. The bottom-weight woven fabrics segment includes heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The narrow fabrics segment consists of narrow webbing products for safety restraint products such as seat belts and military and technical uses. The all other segment consists of expenses related to the idled Cone Denim de Nicaragua and ITG-PP joint venture plant facilities, transportation services and other miscellaneous items. The interior furnishings fabrics segment, consisting of contract jacquard fabrics and upholstery for the residential and commercial markets, is presented as discontinued operations in the Company’s consolidated statements of operations for the three months ended March 31, 2011.

Net sales, income (loss) from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense)-net. Intersegment net sales for the three months ended March 31, 2012 and 2011 were primarily attributable to commission finishing sales of $4.9 million and $5.0 million, respectively.

	Three Months Ended
	March 31, 2012	March 31, 2011

Net Sales:
Bottom-weight Woven Fabrics	$140,970	$135,766
Commission Finishing	11,839	10,690
Narrow Fabrics	7,530	6,665
All Other	6,393	9,905
	166,732	163,026
Intersegment sales	(4,870)	(5,040)
	$161,862	$157,986

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$1,459	$8,525
Commission Finishing	407	136
Narrow Fabrics	(361)	(327)
All Other	(1,393)	(5,334)
Total reportable segments	112	3,000
Corporate expenses	(3,001)	(3,844)
Other operating income - net	3	403
Restructuring charges	(2,033)	(14)
Interest expense	(13,791)	(11,557)
Other income (expense) - net	(2,501)	(972)
	(21,211)	(12,984)
Income tax expense	(890)	(1,014)
Equity in loss of unconsolidated affiliates	(378)	(24)
Loss from continuing operations	(22,479)	(14,022)
Discontinued operations:
Loss from discontinued operations, net of taxes	–	(29)
Gain on disposal, net of taxes	–	2,110
Income from discontinued operations	–	2,081
Net loss	(22,479)	(11,941)
Less: net loss attributable to noncontrolling interests	(1,874)	(2,019)
Net loss attributable to International Textile Group, Inc.	$(20,605)	$(9,922)

	March 31, 2012	December 31, 2011

Total Assets:
Bottom-weight Woven Fabrics	$319,366	$313,051
Commission Finishing	16,646	15,478
Narrow Fabrics	18,813	18,882
All Other	67,498	78,594
Corporate	10,450	10,095
	$432,773	$436,100

Note 11 Restructuring Activities

The charges for restructuring included in loss from continuing operations included the following (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cost of goods sold:
Inventory write-downs	$624	$—

Provision for restructuring:
Severance and COBRA benefits	133	14
Idle facility costs	1,900	—
	2,033	14

Total restructuring charges	$2,657	$14

The restructuring charges for the three months ended March 31, 2012 are primarily related to the idling of the Company’s ITG-PP joint venture facility in the amount of $2.5 million and additional workforce reductions at the Company’s White Oak denim facility in the amount of $0.1 million.  The provision for restructuring charges for the three months ended March 31, 2011 is primarily related to the Company’s ongoing multi-segment selling and administrative cost reduction plan.

As described in Note 4, the Company announced in December 2011 that the ITG-PP joint venture facility would be idled for an unknown period of time beginning in January 2012. In the three months ended March 31, 2012, ITG-PP incurred the following direct costs related to the decision to idle the facility: $0.6 million of inventory write-downs, $0.5 million of uncollectible receivables and $1.4 million of costs for maintaining idle property.

In the first quarter of 2012, salary workforce reductions were made at the bottom-weight woven fabrics segment’s White Oak denim facility resulting in severance and other termination benefits of $0.1 million in the three months ended March 31, 2012.

Certain cost reduction programs associated with selling, administrative and other functions at its corporate headquarters and other locations have resulted in the termination of approximately 380 employees since such programs were initiated in the fourth quarter of 2008. Evaluation of the Company’s businesses and operations has continued, and the Company recorded additional charges related to these programs in the three months ended March 31, 2011.

Following is a summary of activity related to restructuring accruals (in thousands). The Company expects to pay the majority of the remaining liabilities outstanding at March 31, 2012 during 2012.

Severance and COBRA Benefits
Balance at December 31, 2011	$847
2012 charges, net	133
Payments	(424)
Balance at March 31, 2012	$556

Note 12 Fair Value Measurements

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

The fair values of certain of the Company’s assets and liabilities measured on a recurring basis under FASB ASC 820 at March 31, 2012 and December 31, 2011 were not significant.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When conditions indicate potential impairment of such assets, the Company evaluates the estimated fair value of the assets. The Company’s assessments of impairment of long-lived assets in the three months ended March 31, 2012 and 2011 did not result in any impairment charges requiring disclosure of the fair values of such assets measured on a nonrecurring basis. The Company cannot predict the occurrence of events that might adversely affect the carrying value of long-lived assets held and used, goodwill or other intangible assets. Continued uncertainty or deterioration in global economic conditions, and/or additional changes in assumptions or circumstances, could result in impairment charges in long-lived assets held and used, goodwill or other intangible assets in future periods in which the change occurs.

The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, notes receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of March 31, 2012 related to expected yield (under Level 2 of the fair value hierarchy), the Company estimates that the fair values of its Notes and its unsecured subordinated notes are approximately the principal plus accrued interest at March 31, 2012. The estimate of fair value of its borrowings under its various bank loans and other financial instruments (under Level 2 of the fair value hierarchy) generally approximates the carrying values at March 31, 2012 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates.

Note 13 Other Operating Income - Net

“Other operating income-net” in the three months ended March 31, 2012 and 2011 includes net gains related to the disposal of miscellaneous property and equipment of less than $0.1 million and $0.4 million, respectively.

Note 14 Other Income (Expense) - Net

	Three Months Ended March 31,
	2012	2011

Litigation expense, net of insurance reimbursements	$(1,033)	$(1,092)
Foreign currency exchange gains (losses), net	(1,017)	(52)
Arbitration expenses associated with the idling of the ITG-PP facility	(279)	—
Other	(200)	(5)
Total	$(2,529)	$(1,149)

In the three months ended March 31, 2012 and 2011, the Company paid or accrued $1.9 million and $3.3 million, respectively, in legal fees not related to current operations. In the three months ended March 31, 2012 and 2011, the Company recorded $0.9 million and $2.2 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company. Such net non-operating expense is recorded in other expense in the consolidated statements of operations.

Note 15 Income Taxes

The Company’s income tax expense was $0.9 million in the three months ended March 31, 2012 and $1.0 million in the three months ended March 31, 2011. The Company has tax holidays in certain jurisdictions that provide for a zero percent tax rate or a reduced tax rate for a defined number of taxable years in these jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.

Income tax expense for the three months ended March 31, 2012 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $8.6 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets and $0.3 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.4 million and certain foreign and domestic business expenses that are not deductible. Income tax expense for the three months ended March 31, 2011 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $2.1 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets and $3.6 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.2 million and certain foreign and domestic business expenses that are not tax deductible.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations of International Textile Group, Inc. should be read in connection with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as with the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Annual Report”), which includes audited financial results of the Company as of and for the year ended December 31, 2011.

Overview

Our Company

International Textile Group, Inc. (“ITG,” the “Company,” “we,” “us” or “our”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations principally in the United States, China, and Mexico. ITG’s long-term focus includes realizing the benefits of its global expansion, including reaching full production at ITG facilities in China, as described below, and continuing to seek other strategic growth opportunities.

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

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and four reportable segments that are presented herein. The bottom-weight woven fabrics segment includes heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms,  airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The narrow fabrics segment consists of narrow webbing products for safety restraint products such as seat belts and military and technical uses. The all other segment consists of expenses related to the idled Cone Denim de Nicaragua and ITG-PP joint venture plant facilities, transportation services and other miscellaneous items. The Company’s previous interior furnishings fabrics segment, consisting of contract jacquard fabrics and upholstery for the residential and commercial markets, is presented as discontinued operations in all periods presented in this quarterly report.

International Greenfields

The Company’s facilities in China experienced increasing capacity utilization during 2011 as the economy improved from the significant downturn starting in 2008. As previously disclosed, in April 2009, the Company idled its Cone Denim de Nicaragua facility until further strategic alternatives are finalized. In addition, as previously disclosed the Company idled its Vietnam facility while in arbitration with its joint venture partner. On March 10, 2012, Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), as lender under ITG-PP’s bank term loan and short-term borrowing facilities, sent ITG-PP a notice of an event of default declaring all outstanding principal and accrued interest under the Techcombank facilities immediately due and payable, and giving the bank the rights, among others, to charge penalty interest on the outstanding balance and to take possession of and dispose of the assets of ITG-PP. As of March 31, 2012, there was $17.9 million of principal and accrued interest outstanding under the Techcombank facilities.  The Techcombank loans are non-recourse to the ITG parent company or any other subsidiary of the Company. In addition, the ITG parent company currently has loans outstanding with ITG-PP of approximately $35.0 million, including accrued interest, that are collateralized by the assets of ITG-PP on a junior basis. The Company has estimated that the fair value of the CDN and ITG-PP collateral is sufficient to satisfy the related third party debt obligations, assuming an orderly disposition, although there can be no assurances in this regard. Any action taken against the collateral securing the ITG-PP obligations could also have a material adverse effect on the ITG parent Company’s ability to obtain repayment of its loans with ITG-PP. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets; such reviews and tests did not result in any impairment charges in the three months ended March 31, 2012 or 2011. The Company cannot predict the occurrence of future events that might adversely affect the carrying value of long-lived assets and continues to monitor its strategic alternatives in these regions. Any further decline in economic conditions or failure to restart the facilities in these regions on a timely basis could negatively affect the Company’s ability to execute its strategy and result in material non-cash impairment or other charges with respect to the Company’s assets.

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

During the latter part of 2010, cotton prices began increasing dramatically and reached historical highs in the first half of 2011 due to weather-related and other supply disruptions, which, when combined with increasing demand for cotton, particularly in Asia, created concerns about continued short-term availability in addition to increased costs for the Company’s products. While cotton prices have recently declined from the historical highs, cotton and wool prices continue to fluctuate and remain high as compared to historical levels. The Company’s bottom-weight woven fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. Because of the Company’s commitments related to raw materials, declines in selling prices below the committed price have had, and could continue to have, a negative impact on the Company’s results. The price of synthetic fibers used in the Company’s products, principally nylon and polyester, is influenced heavily by petroleum prices. While petroleum prices were relatively stable in 2011, such prices have increased in the three months ended March 31, 2012 which has negatively impacted our margins, and any future price pressures, which the Company cannot predict, could further negatively impact the Company’s raw material costs in the future.

While we have been able to pass on some of these increased raw material costs through to our customers, the Company’s margins were negatively impacted in 2011 and in the three months ended March 31, 2012 by higher raw material prices. In response to the cost increases in raw materials, we have increased sales prices and we expect to continue to attempt to increase sales prices as necessary in response to higher costs or committed purchase contracts in order to provide sufficient margins. However, the Company has had difficulty maintaining higher sales prices as certain raw material market prices have fallen despite the higher raw material costs that remained in the Company’s inventories through the three months ended March 31, 2012.  If the Company incurs increased raw material or other costs that it is unable to recoup through price increases, or experiences interruptions in its raw materials supply, our business, results of operations, financial condition and cash flows may be adversely affected.

Restructuring Charges and Asset Impairments

As a result of the macro-economic conditions discussed above and the continued financial challenges facing the Company, the Company initiated a restructuring plan in late 2011 that focused on reducing overall operating expenses by including manufacturing and other cost reduction initiatives, such as workforce reductions at the bottom-weight woven fabric segment’s White Oak denim facility and administrative functions to improve efficiencies. As described above, the Company announced in December 2011 that the ITG-PP joint venture facility would be idled for an unknown period of time beginning in January 2012 and ITG-PP incurred direct costs related to the decision to idle the facility (see “Results of Operations” below).  The 2012 restructuring charges are primarily related to the idling of the Company’s ITG-PP joint venture facility in the amount of $2.5 million and workforce reductions at the Company’s White Oak denim facility in the amount of $0.1 million. The 2011 provision for restructuring charges of less than $0.1 million was primarily related to the Company’s multi-segment selling and administrative cost reduction plan.

Results of Operations

Net sales and income (loss) from continuing operations before income taxes for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense) - net.  Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the three months ended March 31, 2012 and 2011 were primarily attributable to commission finishing sales of $4.9 million and $5.0 million, respectively.

	Three Months Ended
	March 31, 2012	March 31, 2011

Net Sales:
Bottom-weight Woven Fabrics	$140,970	$135,766
Commission Finishing	11,839	10,690
Narrow Fabrics	7,530	6,665
All Other	6,393	9,905
	166,732	163,026
Intersegment sales	(4,870)	(5,040)
	$161,862	$157,986

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$1,459	$8,525
Commission Finishing	407	136
Narrow Fabrics	(361)	(327)
All Other	(1,393)	(5,334)
Total reportable segments	112	3,000
Corporate expenses	(3,001)	(3,844)
Other operating income - net	3	403
Restructuring charges	(2,033)	(14)
Interest expense	(13,791)	(11,557)
Other income (expense) - net	(2,501)	(972)
	(21,211)	(12,984)
Income tax expense	(890)	(1,014)
Equity in loss of unconsolidated affiliates	(378)	(24)
Loss from continuing operations	(22,479)	(14,022)
Discontinued operations:
Loss from discontinued operations, net of taxes	–	(29)
Gain on disposal, net of taxes	–	2,110
Income from discontinued operations	–	2,081
Net loss	(22,479)	(11,941)
Less: net loss attributable to noncontrolling interests	(1,874)	(2,019)
Net loss attributable to International Textile Group, Inc.	$(20,605)	$(9,922)

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

Consolidated: Consolidated net sales in the three months ended March 31, 2012 and 2011 were $161.9 million and $158.0 million, respectively, an increase of $3.9 million, or 2.5%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This increase was primarily due to an improved product mix in the Company’s technical fabrics business and higher selling prices charged to recover higher raw material costs at most of the Company’s other businesses. Net sales also increased due to sales volume increases primarily in the airbag and selected synthetic fabrics businesses due to improved economic conditions in the automotive industry and selected synthetic fabrics retail apparel markets. These increases were partially offset by volume declines in most of the Company’s other product lines primarily due to continued general unfavorable economic conditions affecting those markets as well as increased pricing pressures and municipal government budget cuts affecting demand at certain businesses.  The Company also experienced reduced sales of $2.9 million at its cotton fabric and garment manufacturing complex in Vietnam due to the idling of that facility in January 2012 as described above.

Gross profit in the three months ended March 31, 2012 was $9.2 million, or 5.7% of net sales in the three months ended March 31, 2012, compared to $12.6 million in the three months ended March 31, 2011, or 8.0% of net sales. Gross profit margins were negatively impacted primarily by higher raw material costs that were not fully offset by higher selling prices as well as manufacturing inefficiencies at certain locations due to volume declines, partially offset by reduced losses at the idled ITG-PP facility of $3.2 million. Operating loss in the three months ended March 31, 2012 was $4.9 million compared to $0.5 million in the three months ended March 31, 2011 with such reduction primarily due to the lower gross profit margins described above and higher restructuring charges of $2.6 million mainly related to the idling of the ITG-PP joint venture facility, partially offset by lower selling and administrative expenses described below.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment in the three months ended March 31, 2012 increased $5.2 million to $141.0 million as compared to the $135.8 million recorded in the three months ended March 31, 2011. The increase in sales primarily resulted from $14.9 million of higher selling prices charged to recover higher raw material costs and improved product mix primarily as the result of the development of new higher margin products, as well as higher sales volumes of $5.0 million primarily in the airbag and synthetic fabrics businesses due to improved economic conditions in the automotive industry and selected synthetic fabrics retail apparel markets. Improvements in this segment were partially offset by lower sales volumes of $14.7 million primarily in the denim business due to general unfavorable economic conditions affecting demand in that market, as well as increased pricing pressures, and, to a lesser extent, in certain of the technical fabrics businesses due to municipal government budget cuts.

Income in the bottom-weight woven fabrics segment was $1.5 million in the three months ended March 31, 2012 compared to $8.5 million in the three months ended March 31, 2011. The decrease in income was primarily due to higher raw material costs of $9.5 million primarily in the denim business, lower selling prices of $0.6 million and higher energy costs of 0.3 million. These reductions were partially offset by an improved product mix of $1.7 million primarily in the technical fabrics business, lower labor costs of $0.9 million due to reduced production volumes and favorable impacts from changes in foreign currency exchange rates of $0.9 million.

Commission Finishing: Net sales in the commission finishing segment were $11.8 million in the three months ended March 31, 2012 compared to $10.7 million in the three months ended March 31, 2011. The increase from the prior year period was primarily due to sales volume increases of $1.3 million due to increased sales to certain U.S. and foreign militaries. Commission finishing markets in the 2012 and 2011periods were also negatively affected by diminished discretionary income and consumer spending in the U.S. as well as increased competition.  Income in the commission finishing segment was $0.4 million in the three months ended March 31, 2012 compared to $0.1 million in the three months ended March 31, 2011. The increase in operating results was primarily due to higher sales volumes in the government sector and lower raw material, energy and labor costs, partially offset by manufacturing inefficiencies.

Narrow Fabrics: Net sales in the narrow fabrics segment were $7.5 million and $6.7 million in the three months ended March 31, 2012 and 2011, respectively. The increase from the prior year was primarily due to higher sales volumes of $0.3 million primarily related to the segment’s seat belt business due to improved economic conditions in the automotive industry, and $0.6 million related to higher selling prices to recover higher raw material costs and a more favorable product mix related to certain government contracts. Loss in the narrow fabrics segment was $0.4 million in the three months ended March 31, 2012, compared to $0.3 million in the three months ended March 31, 2011. The decrease in operating results was primarily due to higher raw material and energy costs and manufacturing inefficiencies, partially offset by higher selling prices and a more favorable product mix of $0.6 million.

All Other: Net sales in the all other segment in the three months ended March 31, 2012 and 2011 were $6.4 million and $9.9 million, respectively. The decrease from the prior year period was primarily due to lower sales at the ITG-PP facility in Vietnam which was idled in January 2012. Loss in the all other segment was $1.4 million in the three months ended March 31, 2012 as compared to $5.3 million in the three months ended March 31, 2011. Operating losses in this segment were primarily due to depreciation and other carrying costs related to the idled ITG-PP facility and, to a lesser extent, the idled Cone Denim de Nicaragua facility. Operating losses at the ITG-PP facility were lower in the 2012 period as compared to the 2011 period as a result of the idling of the Vietnam facility in January 2012 as described above.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $12.1 million in the three months ended March 31, 2012 and $13.4 million in the three months ended March 31, 2011. As a percentage of net sales, this expense was 7.5% in the three months ended March 31, 2012 and 8.5% in the three months ended March 31, 2011. Selling and administrative expenses decreased in the three months ended March 31, 2012 primarily due to lower bank and professional fees, lower travel costs, lower salaries due to recent restructuring initiatives, and lower costs at the ITG-PP facility in Vietnam which was idled in January 2012, partially offset by higher employee medical claim costs.

OTHER OPERATING INCOME—NET: Other operating income–net in the three months ended March 31, 2012 and 2011 included net gains related to the disposal of miscellaneous property and equipment of less than $0.1 million and $0.4 million, respectively.

RESTRUCTURING CHARGES: In addition to $0.6 million of restructuring charges for inventory write-downs recorded in cost of goods sold related to the idling of the ITG-PP facility as described above, the Company incurred other restructuring charges in the three months ended March 31, 2012 of $2.0 million. Such restructuring charges included $1.4 million and $0.5 million for costs of maintaining idle property and for uncollectible receivables, respectively, related to the idling of the Company’s ITG-PP facility, and severance and other termination benefits related to workforce reductions at the Company’s White Oak denim facility in the amount of $0.1 million. The provision for restructuring charges of less than $0.1 million in the three months ended March 31, 2011 is primarily related to severance and other termination benefits from the Company’s ongoing multi-segment selling and administrative cost reduction plan.

INTEREST EXPENSE:  Interest expense of $13.8 million in the three months ended March 31, 2012 was $2.2 million higher than interest expense of $11.6 million in the three months ended March 31, 2011 due to higher outstanding balances on the Company’s senior subordinated notes (the “Notes”), the Company’s unsecured subordinated notes and the Company’s U.S. revolving and term loans. Non-cash payable in-kind interest expense on the Company’s unsecured subordinated notes and on the Notes was $8.9 million in the three months ended March 31, 2012 and $8.4 million in the three months ended March 31, 2011, including $8.3 million and $6.9 million, respectively, of non-cash related party interest expense. Additionally, the Company incurred higher interest costs in the three months ended March 31, 2012 due to increased penalty interest amounts on the Cone Denim de Nicaragua term loan principal in arrears and a related party guaranty fee (see “Liquidity and Capital Resources” below).

OTHER INCOME (EXPENSE)—NET: In the three months ended March 31, 2012 and 2011, the Company paid or accrued $1.9 million and $3.3 million, respectively, in legal fees not related to current operations. In the three months ended March 31, 2012 and 2011, the Company recorded $0.9 million and $2.2 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company. Other expense in the three months ended March 31, 2012 also includes foreign currency exchange losses of $1.0 million (primarily related to the Company’s operations in Mexico) and $0.1 in the three months ended 2011. Additionally, in the three months ended March 31, 2012, the Company recorded nonrecurring arbitration expenses of $0.3 million associated with the idling of the ITG-PP facility and $0.1 million related to unrealized losses on derivative instruments included in other expense.

INCOME TAX EXPENSE: Income tax expense was $0.9 million in the three months ended March 31, 2012 in comparison with $1.0 million in the three months ended March 31, 2011. Income tax expense was lower in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to lower foreign withholding taxes as a result of less cash remitted to the U.S. from certain of the Company’s foreign subsidiaries. The Company has tax holidays in certain jurisdictions that provide for a zero percent tax rate or a reduced tax rate for a defined number of taxable years in these jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.  Income tax expense for the three months ended March 31, 2012 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $8.6 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets and $0.3 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.4 million and certain foreign and domestic business expenses that are not deductible.  Income tax expense for the three months ended March 31, 2011 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $2.1 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets, $3.6 million related to foreign income tax rate differentials and adjustments, and certain foreign and domestic business expenses that are not deductible, partially offset by $0.2 million of state income taxes.

DISCONTINUED OPERATIONS: Net sales in the Company’s discontinued jacquard fabrics business, which was sold on March 31, 2011, were $0.0 million and $3.6 million in the three months ended March 31, 2012 and 2011, respectively, and loss from discontinued operations, net of income taxes, was $0.0 million and $0.1 million, respectively, in the same periods. The Company recorded a gain on the disposal of the jacquards fabrics business of $2.1 million in the three months ended March 31, 2011, which is also included in discontinued operations.

NONCONTROLLING INTERESTS: Net losses attributable to noncontrolling interests were $1.9 million in the three months ended March 31, 2012 and $2.0 million in the three months ended March 31, 2011. Net losses attributable to noncontrolling interests in the three months ended March 31, 2012, as compared to the 2011 period, were primarily impacted by reduced losses at the Company’s joint venture in Vietnam due to the idling of this facility in January 2012 as described above. The Company’s consolidated financial statements reflect the Company’s former joint venture in China, Cone Denim (Jiaxing) Limited, as a wholly-owned subsidiary subsequent to the Company’s acquisition of the remaining 49% noncontrolling interest in this company in September 2011.

Liquidity and Capital Resources

The Company and certain of its U.S. subsidiaries have entered into a $105.5 million Amended and Restated Credit Agreement (the “2011 Credit Agreement”) and a wholly-owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Morelos”), has entered into a $20.0 million term loan facility (the “Mexican Term Loan”). The 2011 Credit Agreement matures in 2015 and provides for an $85.0 million revolving credit facility and a $20.5 million term loan facility. The Mexican Term Loan matures in March 2016. In connection with the Mexican Term Loan, a wholly-owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), also entered into a receivables factoring agreement. See “Revolving and Term Loans and Factoring Agreements” below for a further discussion of the 2011 Credit Agreement and the Mexican Term Loan and related factoring facility. The Company has obtained amendments or consents to various of its credit facilities to extend the maturity dates of its Tranche A Notes and Tranche B Notes (defined below) to June 2013 and June 2015, respectively, to extend the maturity date of its unsecured subordinated notes (defined below) to March 2016, and to extend the maturity date of its debt at Jiaxing Burlington Textile Company Limited to August 2013. See “Senior Subordinated Notes” below for the classification of the Tranche A Notes in the March 31, 2012 and December 31, 2011 consolidated balance sheets.

The Company has a significant amount of debt outstanding. A substantial portion of the Company’s debt on a consolidated basis is payable by our international subsidiaries and is non-recourse to the ITG parent company. In addition, a substantial portion of the Company’s debt, $238.9 million at March 31, 2012, is payable to related parties (namely, certain entities affiliated with Wilbur L. Ross., Jr., the Company’s chairman of the board). The following table presents a summary of the Company’s debt obligations payable to third parties as of March 31, 2012 (in thousands). Amounts in the column labeled “U.S.” represent debt guaranteed by, or otherwise with recourse to, the ITG parent company. Amounts in the column labeled “International” represent debt not guaranteed by, or with recourse to, the ITG parent company.

	U.S.	International	Total

Current portion of long-term debt	$3,631	$36,788	$40,419
Callable long-term debt classified as current	14,721	51,386	66,107
Short-term borrowings	6,370	41,736	48,106
	24,722	129,910	154,632
Bank debt and other long-term obligations, net of current maturities	82,257	29,754	112,011
Total third party debt	$106,979	$159,664	$266,643

The ITG parent company (U.S.) has also guaranteed an additional $7.4 million through stand-by letters of credit not included in the table above.

None of the Company’s $238.9 million of debt to related parties at March 31, 2012 is current or short-term. Notwithstanding the non-recourse nature of a significant portion of the debt in the table above, the failure by any of the Company’s international subsidiaries to timely meet their respective obligations when due could materially adversely impact the Company’s ability to execute on its international initiatives strategy, or could otherwise result in the Company incurring significant non-cash impairment or other charges.

Due to the significant amount of debt currently due or becoming due in the next twelve months related to the Company’s international operations, the Company expects that it will be required to negotiate new financing agreements or obtain extensions related to existing financing agreements in order to manage its liquidity requirements in the next twelve months. The Company is currently evaluating all of its options related to the funding of required principal payments due currently or within the next twelve months, including the negotiation of amendments to extend the maturity dates of the Company’s international subsidiaries’ debt or the refinancing of such debt on terms acceptable to the Company. The Company has estimated that the fair value of its collateral is sufficient to satisfy its debt obligations. There can be no assurances as to the availability of any necessary financing and, if available, that any potential source of financing would be available on terms and conditions acceptable to the Company. The inability to complete any necessary financings at times, and on terms, acceptable to the Company, or the exercise of any available remedies by lenders, which could result in the acceleration of such indebtedness or, in some instances, the right to proceed against the underlying collateral, would negatively affect the Company’s ability to execute on its international initiatives strategy and have a material adverse effect on the Company.

During the three months ended March 31, 2012, the Company’s principal uses of cash were to fund operations related to working capital needs; capital expenditures; and payment of principal, interest and fees on various indebtedness. In response to losses incurred by the Company and significant working capital needs due to high raw material costs that strained the Company’s liquidity in 2011 and the first quarter of 2012, we have continued to take actions to restructure our global operations and to aggressively reduce our costs. In evaluating our expected financial condition and operating performance, we believe revenues and cash flows will improve in the second half of 2012. Our significant leverage may adversely affect our business and financial performance and restrict our operating flexibility. The level of our indebtedness and our ongoing cash flow requirements expose the Company to a risk that continued or additional adverse economic developments or adverse developments in our business could make it difficult to meet the financial and operating covenants contained in our credit facilities. Our success in generating future cash flows will depend, in part, on our ability to manage working capital efficiently, reduce operating costs at our plants, increase selling prices to offset higher raw material or other costs and increase volumes and revenue in all segments of our business. (See “Business and Industry Trends” above for certain matters related to raw material costs).

The accompanying consolidated financial statements include certain financial instruments, the fair market value of which may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of March 31, 2012 related to expected yield, the Company estimates that the fair values of its Senior Subordinated Notes and its unsecured subordinated notes are approximately the principal plus accrued interest at March 31, 2012. The estimate of fair value of its borrowings under its various bank loans and other financial instruments generally approximates the carrying values at March 31, 2012 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates.

Cash Flows and Working Capital

The Company’s primary sources of liquidity have generally been borrowings available under bank credit facilities, issuances of its Notes, project financing arrangements, and borrowings from the WLR Affiliates pursuant to various unsecured subordinated notes. During the three months ended March 31, 2012, the Company’s principal source of funds consisted of revolving loan availability under refinanced bank loans and the sale of certain accounts receivable under factoring agreements. The primary cash requirements of our business include debt service arrangements, working capital needs, costs for employee labor and benefits, and for capital expenditures. Working capital needs increased significantly during 2011 and into the first quarter of 2012 due to significantly higher raw material costs, especially cotton and wool. Increased sales and positive earnings are critical for the Company to ensure sources of funds and compliance with the Company’s debt covenants in the future; however, the Company can provide no assurances that consumers or retailers will not defer purchases due to uncertainty with current and future global economic conditions which could reduce our cash and result in a material adverse effect on our financial condition and results of operations.

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

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

OPERATING ACTIVITIES: Net cash used in operating activities was $5.4 million in the three months ended March 31, 2012 compared to $4.7 million in the three months ended March 31, 2011. The higher cash outflows were primarily related to an increase in operating losses in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, partially offset by a decrease in inventories due to lower raw material costs incurred in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

INVESTING ACTIVITIES: Net cash used in investing activities was $0.3 million in the three months ended March 31, 2012 compared to net cash provided by investing activities of $6.5 million in the three months ended March 31, 2011. In the three months ended March 31, 2011, the Company received net cash proceeds of $6.2 million related to the sale of the jacquards fabrics business and $0.9 million from the sale of other property, plant and equipment. Capital expenditures were $0.2 million in the three months ended March 31, 2012 and $0.6 million in the three months ended March 31, 2011, and capital expenditures are projected to be approximately $5.5 million to $6.5 million for 2012. Investing activities in the three months ended March 31, 2012 also included $0.1 million of investments in and advances to the Company’s unconsolidated affiliates.

FINANCING ACTIVITIES: Net cash provided by financing activities of $4.0 million in the three months ended March 31, 2012 reflects net proceeds of $13.8 million from bank revolving loans partially offset by net repayments of short-term bank borrowings of $6.4 million, scheduled repayments of term loans and capital lease obligations of $3.2 million, and payment of financing fees of $0.2 million. Net cash used in financing activities of $0.1 million in the three months ended March 31, 2011 reflects the net effects of the Company’s debt refinancing activities as well as proceeds from the issuance of $2.0 million of Notes, net proceeds of $1.9 million under bank revolving loans, scheduled repayments of term loans and capital lease obligations of $4.2 million, and net repayments of short-term bank borrowings of $1.2 million. Refinancing activities included proceeds from the issuance of new term loans of $40.5 million, the repayment of maturing term loans of $6.6 million, proceeds from new bank revolving lines of credit of $48.0 million, the repayment of the maturing revolving line of credit of $38.6 million, the payment of financing fees of $2.5 million, and the repayment of the principal amount of certain Notes of $39.0 million using proceeds primarily from the refinanced bank debt and related activities. In addition, checks issued in excess of deposits decreased by $0.0 million and $0.5 million in the three months ended March 31, 2012 and 2011, respectively.

See Notes 5 and 6 of the Notes to Consolidated Financial Statements included herein for a discussion of the Company’s long-term debt, short-term borrowings and preferred stock.

Commitments

As of March 31, 2012, the Company had raw material and service contract commitments totaling $36.3 million and capital expenditure commitments of less than $0.1 million. ITG plans to fund these obligations from cash generated from operations and, depending upon limitations in its various loan agreements and to the extent available to the Company, from a combination of borrowings under its 2011 Credit Agreement and other external sources of financing as management deems appropriate. ITG believes that future external financings may include, but may not be limited to, additional borrowings under existing, or any new, credit agreements, the issuance of equity or debt securities or additional funding from certain entities affiliated with the chairman of the Company’s board of directors, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

At December 31, 2011, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $15.6 million. The Company contributed $2.4 million to this plan during fiscal year 2011, and $0.5 million in the three months ended March 31, 2012. The Company estimates making total contributions in 2012 in the range of $2.0 million to $2.5 million. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employment reductions, if any, which may occur during any business restructuring) and other actuarial assumptions. For 2012, the Company has changed the expected long-term rate of return on this plan’s assets from 6.5% in 2011 to 5.5% primarily as a result of the effects of the recent and current economic environment. This change in assumption is not expected to have a material impact on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2012, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of March 31, 2012 or December 31, 2011, except as noted below.

In 2011, the Company entered into, among other things, the (i) Consent and Amendment No. 1 to the 2011 Credit Agreement, (ii) Amendment No. 2 to the 2011 Credit Agreement, (iii) Amendment No. 6 to the Note Purchase Agreement, (iv) Amendment No. 7 to the Note Purchase Agreement, and (v) Guaranty in favor of Fund IV. Such consent and amendments provided the Company, among other things, the requisite consents necessary to enter into and perform its obligations under the Guaranty. Pursuant to the Guaranty, the Company has agreed to guarantee the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company was required to pay Fund IV a letter of credit issuance fee of $0.2 million and is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of March 31, 2012, the total obligations under such letters of credit guaranteed by the Company were $6.5 million and, in the three months ended March 31, 2012 and 2011, the Company incurred guarantee fees of $0.2 million and $0.0 million, respectively. Since inception of the Guaranty, the Company has issued additional Tranche B Notes in the aggregate amount of $9.0 million in connection with such obligations. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

Derivative Instruments

There have been no material changes in the use of derivative instruments or in the methods that the Company accounts for such instruments from the information disclosed in the Company’s Annual Report. The Company does not designate its derivative instruments as hedges under hedge accounting rules. The fair value of derivative instruments recognized in the March 31, 2012 and December 31, 2011 consolidated balance sheets were not significant. The effect of derivative instruments on the consolidated statements of operations was not significant in the three months ended March 31, 2012 and 2011.

Seasonality

Prior to the 2008 economic downturn and significant increase in cotton prices in 2011, the strongest portion of the consumer apparel sales cycle was typically March through November as customers would target goods to be sold at retail for the back-to-school fall, holiday and spring seasons. Consumer apparel fabric sales had become increasingly seasonal, as well, as customers had begun to rely more upon contract sewing and had sought to compress the supply cycle to mirror retail seasonality. Since the economic downturn began, it has been more difficult to predict seasonality; our net sales in each of the first, second, third and fourth quarters of 2011 represented 23%, 25%, 28% and 24%, respectively, of our total net sales for the year.

Critical Accounting Policies, Assumptions and Estimates

This management’s discussion and analysis of the Company’s financial position and results of operations is based on the Company’s unaudited consolidated financial statements and related notes. A summary of significant accounting policies applicable to the Company’s operations is disclosed in Note 1 to the Consolidated Financial Statements included in the Annual Report, and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. As of March 31, 2012, there were no changes in the nature of the Company’s then-existing critical accounting policies or the application of those policies from those disclosed in the Annual Report.

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

During the Company’s quarter ended March 31, 2012, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6.   EXHIBITS

10.1
Limited Waiver and Amendment No. 5 to Credit Agreement, dated as of March 30, 2012, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

10.2
English translation of amended and restated Factoring Discount Line Opening Agreement, dated as of March 2, 2012, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional De Mexico S.A., as lender thereto (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

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

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEXTILE GROUP, INC.

May 11, 2012
	By:	/s/ Gail A. Kuczkowski
Gail A. Kuczkowski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)