Form 10-Q
period 2012-06-30
INTERNATIONAL TEXTILE GROUP INC
filed 2012-08-10
CIK 918964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of August 3, 2012, was 17,468,327.

			PAGE

PART I	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	4

		Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011	5

		Unaudited Consolidated Statements of Comprehensive Operations for the three and six months ended June 30, 2012 and 2011	6

		Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011	7

		Notes to Consolidated Financial Statements (Unaudited)	8 - 30

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31 - 42

	ITEM 4.	CONTROLS AND PROCEDURES	42

PART II	OTHER INFORMATION

	ITEM 5. ITEM 6.	OTHER INFORMATION EXHIBITS	43 43

SIGNATURE			44

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

In addition to changes to the underlying beliefs and assumptions, developments with respect to important factors including, without limitation, the following, could cause our actual results to differ materially from those made or implied by any forward-looking statements:
•	national, regional and international economic conditions and the continued uncertain economic outlook;
•	our financial condition, which has placed us under financial stress and may put us at a competitive disadvantage compared to our competitors that have less debt;
•	our inability to repay or refinance our debt currently due or as it becomes due at our international greenfield initiative locations or otherwise;
•	further actions by our lenders to accelerate any of our indebtedness or proceed against the collateral securing such indebtedness;
•	significant increases in the underlying interest rates on which our floating rate debt is based;
•	our ability to comply with the covenants in our financing agreements, or to obtain waivers of these covenants when and if necessary;
•	lower than anticipated demand for our products;
•	our international greenfield initiatives not producing the expected benefits, or our incurring asset impairments related thereto;
•	our ability to generate sufficient cash flows, maintain our liquidity and obtain funds for working capital related to our operations, specifically including our international greenfield initiatives;
•	our dependence on the success of, and our relationships with, our largest customers;
•	competitive pricing pressures on our sales, and our ability to achieve the level of cost reductions required to sustain global cost competitiveness;
•	significant increases in the prices of energy and raw materials, and our ability to plan for and respond to the impact of those changes;
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

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,523	$3,987
Accounts receivable, less allowances of $723 and $1,096, respectively	83,744	73,250
Sundry notes and receivables	10,237	8,834
Inventories	115,421	140,079
Deferred income taxes	1,759	1,771
Prepaid expenses	4,104	3,770
Assets held for sale	122	307
Other current assets	1,086	1,063
Total current assets	218,996	233,061
Investments in and advances to unconsolidated affiliates	347	652
Property, plant and equipment, net	147,460	193,185
Intangibles and deferred charges, net	2,610	2,944
Goodwill	2,740	2,740
Income taxes receivable	269	263
Deferred income taxes	1,989	1,892
Other assets	1,237	1,363
Total assets	$375,648	$436,100
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of bank debt and other long-term obligations	$43,420	$28,214
Callable long-term debt classified as current	53,322	65,552
Short-term borrowings	39,384	54,451
Accounts payable	52,159	51,325
Sundry payables and accrued liabilities	28,926	30,339
Income taxes payable	4,227	3,773
Deferred income taxes	3,667	3,225
Total current liabilities	225,105	236,879
Bank debt and other long-term obligations, net of current maturities	89,704	113,697
Senior subordinated notes - related party	136,547	128,626
Unsecured subordinated notes - related party	111,193	101,920
Income taxes payable	1,721	1,681
Deferred income taxes	2,192	2,124
Other liabilities	25,716	26,696
Total liabilities	592,178	611,623
Commitments and contingencies
Stockholders' deficit:
International Textile Group, Inc. stockholders' deficit:
Series A convertible preferred stock (par value $0.01 per share; 13,000,000 and 12,000,000 shares authorized; 12,039,740 and 11,595,895 shares issued and outstanding; and aggregate liquidation value of $300,994 and $289,897 at June 30, 2012 and December 31, 2011, respectively)	300,994	289,897
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 shares issued and outstanding at June 30, 2012 and December 31, 2011)	175	175
Capital in excess of par value	49,391	60,488
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(559,843)	(502,639)
Accumulated other comprehensive loss, net of taxes	(6,878)	(7,225)
Total International Textile Group, Inc. stockholders’ deficit	(216,572)	(159,715)
Noncontrolling interests	42	(15,808)
Total stockholders' deficit	(216,530)	(175,523)
Total liabilities and stockholders' deficit	$375,648	$436,100

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP,  INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(As recast)		(As recast)
Net sales	$163,101	$167,344	$318,758	$315,605
Cost of goods sold	150,232	151,011	296,438	283,371
Gross profit	12,869	16,333	22,320	32,234
Selling and administrative expenses	11,991	12,113	23,530	24,561
Provision for (recovery of) bad debts	(56)	88	(29)	143
Other operating income - net	(216)	(310)	(219)	(713)
Restructuring charges	700	-	833	14
Income (loss) from operations	450	4,442	(1,795)	8,229
Non-operating other income (expense):
Interest income	14	171	42	248
Interest expense - related party	(8,859)	(7,362)	(17,194)	(14,212)
Interest expense - third party	(4,681)	(3,513)	(9,450)	(7,429)
Other income (expense) - net	(24)	(2,139)	(2,197)	(3,541)
Total non-operating other income (expense) - net	(13,550)	(12,843)	(28,799)	(24,934)
Loss from continuing operations before income taxes and equity in income (losses) of unconsolidated affiliates	(13,100)	(8,401)	(30,594)	(16,705)
Income tax expense	(485)	(1,040)	(1,375)	(2,054)
Equity in income (losses) of unconsolidated affiliates	19	78	(359)	54
Loss from continuing operations	(13,566)	(9,363)	(32,328)	(18,705)
Discontinued operations, net of taxes:
Loss from discontinued operations	(1,621)	(4,394)	(5,338)	(9,103)
Loss on deconsolidation of subsidiary	(22,204)	-	(22,204)	-
Gain (loss) on disposal	-	(44)	-	2,066
Loss from discontinued operations	(23,825)	(4,438)	(27,542)	(7,037)
Net loss	(37,391)	(13,801)	(59,870)	(25,742)
Less: net loss attributable to noncontrolling interests	(792)	(2,335)	(2,666)	(4,354)
Net loss attributable to International Textile Group, Inc.	$(36,599)	$(11,466)	$(57,204)	$(21,388)

Net loss attributable to International Textile Group, Inc.	$(36,599)	$(11,466)	$(57,204)	$(21,388)
Accrued preferred stock dividends	(5,600)	(5,193)	(11,096)	(10,234)
Net loss attributable to common stock of International Textile Group, Inc.	$(42,199)	$(16,659)	$(68,300)	$(31,622)

Net loss per share attributable to common stock of International Textile Group, Inc., basic:
Loss from continuing operations	$(1.10)	$(0.82)	$(2.49)	$(1.64)
Loss from discontinued operations	(1.32)	(0.13)	(1.42)	(0.17)
	$(2.42)	$(0.95)	$(3.91)	$(1.81)
Net loss per share attributable to common stock of International Textile Group, Inc., diluted:
Loss from continuing operations	$(1.10)	$(0.82)	$(2.49)	$(1.64)
Loss from discontinued operations	(1.32)	(0.13)	(1.42)	(0.17)
	$(2.42)	$(0.95)	$(3.91)	$(1.81)

Weighted average number of shares outstanding - basic	17,468	17,468	17,468	17,468
Weighted average number of shares outstanding - diluted	17,468	17,468	17,468	17,468

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Comprehensive Operations
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net loss	$(37,391)	$(13,801)	$(59,870)	$(25,742)

Other comprehensive income, net of taxes:
Amortization of unrecognized net losses included in periodic benefit cost	173	120	347	239

Net comprehensive loss	(37,218)	(13,681)	(59,523)	(25,503)

Less: net comprehensive loss attributable to noncontrolling interests	(792)	(2,335)	(2,666)	(4,354)

Net comprehensive loss attributable to International Textile Group, Inc.	$(36,426)	$(11,346)	$(56,857)	$(21,149)

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
OPERATIONS
Net loss	$(59,870)	$(25,742)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Loss on deconsolidation of subsidiary	22,204	-
Gain on disposal of discontinued operations	-	(2,066)
Provision for (recovery of) bad debts	(28)	130
Depreciation and amortization of property, plant and equipment	9,507	10,252
Amortization of deferred financing costs	517	753
Deferred income taxes	396	728
Equity in (income) losses of unconsolidated affiliates	359	(54)
Gain on sale of assets	(219)	(713)
Noncash interest expense	18,345	16,140
Foreign currency exchange losses	715	1,017
Contributions to pension benefit plan	(1,270)	(1,479)
Payment of interest on payment-in-kind notes	-	(1,527)
Change in operating assets and liabilities:
Accounts receivable	(10,678)	(15,853)
Inventories	24,127	(37,911)
Other current assets	(1,626)	(2,236)
Accounts payable and accrued liabilities	7,082	28,975
Income taxes payable	359	(836)
Other	759	1,912
Net cash provided by (used in) operating activities	10,679	(28,510)

INVESTING
Capital expenditures	(422)	(1,255)
Investments in and advances to unconsolidated affiliates	(98)	-
Effect on cash from deconsolidation of subsidiary	(201)	-
Proceeds from sale of property, plant and equipment	416	1,430
Proceeds from sale of other assets, net	-	6,106
Net cash provided by (used in) investing activities	(305)	6,281

FINANCING
Proceeds from issuance of term loans	-	40,500
Repayment of term loans	(7,619)	(25,863)
Net borrowings under revolver loans	7,512	76,201
Repayment of revolving loan facility at maturity	-	(38,577)
Net proceeds from (repayments of) short-term borrowings	(10,592)	13,020
Payment of financing fees	(171)	(2,556)
Repayment of capital lease obligations	(127)	(324)
Proceeds from issuance of senior subordinated notes - related party	-	2,000
Payment of principal on payment-in-kind notes	-	(38,992)
Decrease in checks issued in excess of deposits	-	(581)
Net cash provided by (used in) financing activities	(10,997)	24,828

Effect of exchange rate changes on cash and cash equivalents	(841)	(596)
Net change in cash and cash equivalents	(1,464)	2,003
Cash and cash equivalents at beginning of period	3,987	3,890
Cash and cash equivalents at end of period	$2,523	$5,893

Supplemental disclosures of cash flow information:
Cash payments of income taxes, net	$396	$760
Cash payments for interest	$6,078	$4,949
Noncash investing and financing activities:
Accrued preferred stock dividends	$11,096	$10,234
Issuance of note receivable for sale of assets	$-	$1,041
Debt incurred to settle financing costs	$-	$300

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1 Description of the Company and Basis of Presentation

International Textile Group, Inc. (“ITG”, the “Company”, “we”, “us” or “our”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations principally in the United States, China, and Mexico. The Company deconsolidated all operations related to its greenfield facility in Vietnam as of May 25, 2012. Accordingly, the financial position, results of operations and cash flows related to this business are not included in the Company’s consolidated financial statements subsequent to May 25, 2012 (see Note 2).

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

The December 31, 2011 consolidated balance sheet data included herein was derived from the Company’s audited financial statements. The unaudited consolidated financial statements included herein have been prepared by ITG pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) as well as accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q, unless otherwise specified, have been presented to separately show the effects of discontinued operations. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results for the reported interim periods, which consist of only normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report, as is permitted by such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of any given quarter are not necessarily indicative of the results for any other quarter or the full fiscal year.

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

Financial Condition

The Company and its subsidiaries have a significant amount of debt outstanding under various credit facilities and agreements. A substantial portion of the Company’s debt is payable by various of the Company’s subsidiaries organized in foreign jurisdictions and is non-recourse to the ITG parent company. In addition, a substantial portion of the Company’s debt, $247.7 million at June 30, 2012, is payable to related parties (namely, certain entities affiliated with Wilbur L. Ross., Jr., the Company’s chairman of the board (collectively, the “WLR Affiliates”)). However, $112.5 million of such related party debt that was outstanding on July 24, 2012 was exchanged for newly issued shares of a newly-designated series of preferred stock (see Note 16, “Subsequent Events”). As a result of the foregoing, the Company’s total debt, as reported on its consolidated balance sheet, has been reduced by approximately $112.5 million as of July 24, 2012. The following table presents a summary of the Company’s debt obligations payable to third parties as of June 30, 2012 (in thousands). Amounts in the column labeled “U.S.” represent debt guaranteed by, or otherwise with recourse to, the ITG parent company. Amounts in the column labeled “International” represent debt not guaranteed by, or without recourse to, the ITG parent company.

	U.S.	International	Total

Current portion of long-term debt	$3,329	$40,091	$43,420
Callable long-term debt classified as current	15,316	38,006	53,322
Short-term borrowings	4,388	34,996	39,384
	23,033	113,093	136,126
Bank debt and other long-term obligations, net of current maturities	75,494	14,210	89,704
Total third party debt	$98,527	$127,303	$225,830

As of December 31, 2011 and continuing through the date hereof, the Company has not been in compliance with a covenant under the purchase agreement (the “Note Purchase Agreement”) relating to its senior subordinated notes (the “Notes”). Under the terms of the Note Purchase Agreement, such noncompliance constitutes an event of default that gives the holders thereof the right, among others, to declare all outstanding principal and accrued interest under the facility ($15.3 million at June 30, 2012) immediately due and payable after the passage of a 120 day waiting period, and to take possession of and dispose of certain assets of the Company after a 540 day waiting period. These waiting periods commenced on April 27, 2012.  In connection with the foregoing, in March 2012, the Company and the other parties thereto entered in to an amendment to the Company's $105.5 million Amended and Restated Credit Agreement (the “2011 Credit Agreement”). This amendment, among other things waives, until March 31, 2013, any cross default under the 2011 Credit Agreement, which would otherwise have arisen as a result of the event of default under the Note Purchase Agreement. Amounts due and payable under the Note Purchase Agreement are subordinated in right of payment to all amounts outstanding under the 2011 Credit Agreement. No assurances can be given that the Company will be able to obtain any further necessary modifications, amendments or waivers to the 2011 Credit Agreement in the future, or concerning the timing or costs thereof.

Although the Company believes it is positioned to manage its liquidity requirements within its businesses over the next twelve months through funds expected to be generated from operations and available borrowing capacity, the Company’s ability to manage its non-recourse or certain of its other debt that becomes due within the next twelve months will be dependent upon its ability to (i) refinance such existing debt, (ii) restructure or obtain replacement financing for such debt, or (iii) obtain modifications or amendments to any debt instruments of which the Company is not in covenant compliance. The Company has estimated that the fair value of its collateral is sufficient to satisfy the debt obligations which may be secured by such collateral. There can be no assurances as to the Company’s ability to complete any of the foregoing, as to the availability of any other necessary financing and, if available, whether any potential sources of funds would be available on terms and conditions acceptable to the Company, or whether and to what extent the loss of any collateral securing any debt would have an effect on the Company. For additional information on the Company’s outstanding indebtedness, see Note 5.

Business and Credit Concentrations

The Company’s business is dependent on the success of, and its relationships with, its largest customers. The loss of any key customer or a material slowdown in the business of one of its key customers could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position. No one customer accounted for 10% or more of the Company’s accounts receivable as of June 30, 2012, but one customer, V.F. Corporation, accounted for more than 10% of the Company’s net sales in the 2011 fiscal year and in the six months ended June 30, 2012. Additionally, the Company believes that one of its customers, Levi Strauss & Co. (“Levi Strauss”), is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products. Although Levi Strauss is not directly liable in any way for the payment by any of those producers for fabric purchased from the Company, the Company believes that continued sales to these customers are dependent upon the Company maintaining a strong supplier/customer relationship with Levi Strauss, as well as Levi Strauss’ continued success in the marketplace.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in relevant financing documents that limit cash dividends they can pay and loans they may make to the Company. Of the Company’s consolidated cash balance of $2.5 million at June 30, 2012, approximately $0.2 million held by certain subsidiaries was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to various governmental statutes and regulations that restrict and/or limit loans and dividend payments they may make to the Company. At June 30, 2012, the Company’s proportionate share of restricted net assets of its consolidated subsidiaries was approximately $7.2 million.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The provisions of this guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which indefinitely defers certain provisions ASU 2011-05 to allow the FASB time to deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The adoption of ASU 2011-05 did not have any impact on our financial position or results of operations but impacted our financial statement presentation; the Company elected the option to present two separate but consecutive statements of comprehensive income.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment,” which amends the guidance in Accounting Standards Codification (“ASC”) 350 on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASC 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. ASU 2012-02 does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The Company does not expect the adoption of ASU 2012-02 to have a material impact on its consolidated financial statements.

Note 2 Deconsolidation, Discontinued Operations, and Long-Lived Assets Held for Sale

Deconsolidation of the ITG-Phong Phu Cotton-Based Fabrics and Garment Manufacturing Operations

The Company deconsolidated its cotton-based fabrics and garment manufacturing operations as of May 25, 2012. Since completion in December 2008 and after the significant economic downturn in 2008 and 2009, the Company’s ITG-Phong Phu Joint Venture (“ITG-PP”) facility experienced increasing capacity utilization but, through December 31, 2011, continued to incur operating losses primarily due to a shortage of available working capital resulting in plant curtailments, late customer deliveries and high air freight costs. As a result, the Company, with the assistance of an affiliate of the Company’s chairman of the board, made additional investments in ITG-PP during 2011. At December 31, 2011, this facility had not reached full capacity utilization and the Company remained in discussions with the joint venture partner to resolve certain disputes. The Company and its joint venture partner have entered into an arbitration process to resolve these disputes. As a result of such disputes, in December 2011, the Vietnam operation was idled beginning in January 2012.

In October 2007, ITG-PP entered into a seven year, $22.3 million term loan agreement (the “ITG-PP Term Loan”) with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”). ITG-PP also entered into a seven year lease agreement with its joint venture partner for certain equipment through June 2014 (the “Kusters Equipment”), and the Company recorded this lease as a capital lease in an original amount of $10.2 million. ITG-PP is also a party to a credit line agreement with Techcombank to provide short-term working capital loans upon request. The Techcombank obligations and the ITG-PP capital lease obligation are non-recourse to the ITG parent company or any other subsidiary of the Company, but are secured by the assets of ITG-PP. Additionally, the ITG parent company has certain related party loans receivable from ITG-PP collateralized by the assets of ITG-PP on a junior basis.

ITG-PP did not make its scheduled ITG-PP Term Loan installment payment in February 2012. On March 10, 2012, Techcombank sent ITG-PP notice of an event of default declaring all outstanding principal and accrued interest under the ITG-PP Term Loan and short-term credit line agreement immediately due and payable.  Pursuant to a security agreement entered into in connection with the ITG-PP Term Loan, this notice also gave Techcombank the right to, among other things, take possession and dispose of all of ITG-PP’s assets which secured such indebtedness (the “Security Assets”), which constitute all of ITG-PP’s assets other than the Kusters Equipment. ITG-PP had also not made certain scheduled principal payments on the capital lease obligation related to the Kusters Equipment, which constitutes an event of default under the capital lease agreement.

On May 25, 2012, ITG-PP entered into an enforcement agreement (“the Enforcement Agreement”) with Techcombank pursuant to which Techcombank took possession of the Security Assets. The Enforcement Agreement provides, among other things, that Techcombank has the power to conduct a sale of the Security Assets within 60 to 90 days after the date of the Enforcement Agreement and within other specified intervals thereafter, if necessary; and that the agreed upon minimum selling price for the Security Assets is $40.0 million, subject to certain reductions. As of May 25, 2012, the outstanding amount of the Techcombank obligations was approximately $18.6 million, including accrued interest and fees, and the outstanding amount of the ITG parent company related party loans receivable from ITG-PP was approximately $35.9 million, including accrued interest. Under the Enforcement Agreement, proceeds from the sale of the Security Assets are to be applied in the following priority: (i) to pay certain legal and other costs, taxes and fees related to the sale, (ii) to repay all principal and interest under the ITG-PP term loan and short-term credit line agreement, and (iii) to repay principal and interest owed by ITG-PP to ITG under certain related party loans described above. Any excess proceeds from the sale of the Security Assets will be remitted to, or at the direction of, ITG-PP.

As of May 25, 2012, the Security Assets had a net book value of approximately $28.7 million. Approximately $21.6 million of the ITG parent company’s related party loans receivable from ITG-PP is collateralized by the assets of ITG-PP on a junior basis according to the Enforcement Agreement. Assuming an orderly disposition, the Company has estimated that the fair value of the Security Assets, net of selling costs, will be sufficient to satisfy the Techcombank obligations and a portion of the related party loans payable to the ITG parent company, although there can be no assurances in this regard.

The Security Assets and the Kusters Equipment support the entire business operations of ITG-PP.  As a result of the execution of the Enforcement Agreement and the default under the lease agreement relating to the Kusters Equipment, the Company does not expect that it will regain control of such assets and that the loss of control of the ITG-PP assets is, therefore, not temporary. Consequently, ITG deconsolidated ITG-PP as of May 25, 2012. Accordingly, the financial position, results of operations and cash flows of ITG-PP are not included in the Company’s consolidated financial statements subsequent to May 25, 2012. The Company has recorded a loss on deconsolidation of ITG-PP in the amount of $22.2 million in the three and six months ended June 30, 2012, of which $22.0 million is a non-cash loss.

Sale of Jacquard Fabrics Business

On March 31, 2011, the Company sold certain assets related to its jacquard fabrics business, including accounts receivable, inventories, certain intellectual property, and property, plant and equipment. The purchase price included $6.4 million in cash and a non-interest bearing promissory note of $1.1 million, which is being paid in eleven monthly installments which began in September 2011 (recorded with an initial discount of $0.1 million).

Presentation of Discontinued Operations and Certain Pro Forma Financial Information

The results of operations related to the ITG-PP and jacquard fabrics business operations are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Prior year results of operations have been recast to conform to the current presentation. The Company allocates interest to discontinued operations based on debt that is required to be repaid from proceeds of the disposal transactions. No interest has been allocated to the ITG-PP discontinued operations in the three or six months ended June 30, 2012 or 2011 due to the uncertainty of any amounts to be received by the ITG parent company. Net sales and certain other components included in discontinued operations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales:
ITG-PP business	$—	$8,370	$6,180	$18,094
Jacquards fabrics business	$—	$—	$—	$3,609

Interest expense allocated to discontinued operations:
ITG-PP business	$—	$—	$—	$—
Jacquards fabrics business	$—	$—	$—	$90

Loss from discontinued opeations:
ITG-PP business	$(1,621)	$(4,373)	$(5,338)	$(9,053)
Jacquards fabrics business	$—	$(21)	$—	$(50)

Loss on deconsolidation of ITG-PP business	$(22,204)	$—	$(22,204)	$—

Gain (loss) on disposal of jacquards fabrics business	$—	$(44)	$—	$2,066

The following unaudited pro forma condensed consolidated financial information is designed to show how the deconsolidation of ITG-PP and the disposal of the jacquard fabrics business might have affected certain of the Company’s historical consolidated results of operations if such transactions had occurred on January 1, 2011 (amounts in thousands). Such pro forma results exclude the nonrecurring loss on deconsolidation of ITG-PP of $22.2 million in the three and six months ended June 30, 2012 and the nonrecurring gain on the disposal of the jacquard fabrics business of $2.1 million in the six months ended June 30, 2011. Reference is made to the accompanying consolidated statements of operations that present net sales and loss from continuing operations excluding the discontinued operations of the ITG-PP and jacquard fabrics businesses for each period presented. The unaudited pro forma financial information presented below has been prepared by the management of the Company for illustrative purposes only and is not indicative of the results of operations that will be presented in future filings with the SEC, and is not necessarily indicative of the results that actually would have been realized had the transactions been completed at the beginning of the specified periods or at any other time, nor those to be expected at any time in the future.

	Six Months Ended
	June 30,
	2012	2011
Net loss:
As reported	$(59,870)	$(25,742)
Pro forma	$(32,328)	$(18,705)

Net loss attributable to International Textile Group, Inc.:
As reported	$(57,204)	$(21,388)
Pro forma	$(32,328)	$(18,465)

Net loss attributable to common stock of International Textile Group, Inc.:
As reported	$(68,300)	$(31,622)
Pro forma	$(43,424)	$(28,699)

Net loss per common share attributable to International Textile Group, Inc., basic and diluted:
As reported	$(3.91)	$(1.81)
Pro forma	$(2.49)	$(1.64)

Assets Held for Sale

At June 30, 2012 and December 31, 2011, the Company had $0.1 million and $0.3 million, respectively, of long-lived assets held for sale related to certain buildings in the bottom-weight woven fabrics segment. Such long-lived assets held for sale are classified as current assets in the June 30, 2012 consolidated balance sheet because the Company expects to sell these assets within the twelve months following such date.

Note 3 Inventories

The major classes of inventory are as follows (in thousands):

	June 30,	December 31,
	2012	2011

Raw materials	$14,168	$17,472
Work in process	38,737	45,139
Finished goods	50,382	63,874
Dyes, chemicals and supplies	12,134	13,594
	$115,421	$140,079

Note 4 Impairment Testing of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets pursuant to the provisions of FASB Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment”. No impairment charges related to property, plant and equipment had any impact on the Company’s cash flows or liquidity in any period presented. In addition, the decision by the Company to idle its Cone Denim de Nicaragua (“CDN”) facility in April 2009 requires the Company to test the recoverability of the value of CDN’s long-lived assets in the Company’s all other segment each quarter. Such recoverability reviews and tests, primarily based on fair value measured by prices for similar assets, did not result in any impairment charges in the three or six months ended June 30, 2012 or 2011. The Company cannot predict the occurrence of any future events that might adversely affect the carrying value of long-lived assets. Any further decline in economic conditions could result in future impairment charges with respect to the Company’s long-lived assets, including any of its property, plant and equipment.

Note 5 Long-Term Debt and Short-Term Borrowings

Total outstanding long-term debt of the Company consisted of the following (in thousands). See Note 2 for a discussion of the deconsolidation of the ITG-PP business. See Note 16, “Subsequent Events”, for a description of the exchange of the unsecured subordinated notes – related party shown below for newly issued shares of Series C Preferred Stock.

	June 30,	December 31,
	2012	2011
Revolving loans:
ITG, Inc.	$66,949	$59,992
Parras Cone de Mexico, S.A. de C.V.	11,880	11,326
Term loans:
ITG, Inc.	11,531	14,035
Burlington Morelos S.A. de C.V.	16,000	17,500
Cone Denim (Jiaxing) Limited (1)	21,234	23,280
Jiaxing Burlington Textile Company (1)	5,187	6,760
Cone Denim de Nicaragua (1)	38,006	38,006
ITG-Phong Phu Limited Company (1)	—	13,380
Other:
Senior subordinated notes	15,316	14,166
Senior subordinated notes - related party	136,547	128,626
Unsecured subordinated notes - related party	111,193	101,920
Capitalized lease obligations	317	8,922
Other notes payable	26	96
Total long-term debt	434,186	438,009
Less: current portion of long-term debt	(43,420)	(28,214)
Less: callable long-term debt classified as current	(53,322)	(65,552)
Total long-term portion of long-term debt	$337,444	$344,243

(1)	Non-recourse to the U.S. parent company.

Revolving and Term Loans and Factoring Agreements

On March 30, 2011, the Company and certain of its U.S. subsidiaries entered into a $105.5 million Amended and Restated Credit Agreement with General Electric Capital Corporation (“GE Capital”), as agent and lender, and certain other lenders signatory thereto (as amended, the “2011 Credit Agreement”), which replaced the Company’s then-existing U.S. bank credit agreement and its Mexican term loan agreement. The 2011 Credit Agreement provided for a revolving credit facility (the “U.S. Revolver”) initially in the amount of $85.0 million and a $20.5 million term loan facility (the “U.S. Term Loan”), each having a maturity date of March 30, 2015. On December 27, 2011, the Company and the lenders under the 2011 Credit Agreement entered into Consent and Amendment No. 4 to the 2011 Credit Agreement which provided the Company with additional available liquidity through an increase of $10.0 million in revolving loan commitments under the 2011 Credit Agreement, with the availability thereunder remaining subject to the borrowing base limitations contained in the 2011 Credit Agreement.

The U.S. Term Loan required the repayment of $0.5 million in principal per month from May 2011 to April 2012, and $0.3 million per month thereafter until maturity, at which date the entire remaining principal balance of the U.S. Term Loan is due. Borrowings under the 2011 Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option. At June 30, 2012, there was $66.9 million outstanding under the U.S. Revolver at a weighted average interest rate of 4.7% and $11.5 million outstanding under the U.S. Term Loan at a weighted average interest rate of 4.3%. As of June 30, 2012, the Company had $11.8 million of standby letters of credit issued in the normal course of business, none of which had been drawn upon, that reduced the borrowing availability under the U.S. Revolver. At June 30, 2012, availability under the U.S. Revolver was approximately $6.8 million.

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

Under the 2011 Credit Agreement, the Company is required to maintain availability, or average adjusted availability (each as defined) at or above certain predefined levels, or certain limitations may be imposed on the Company, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. The following describes actions that may be taken, and margins, fees or limitations that may be imposed upon the Company, under the 2011 Credit Agreement at certain availability or average adjusted availability levels:

•
if average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company is restricted from making loans to, and/or investments in, its international subsidiaries, including its international greenfield initiatives. At June 30, 2012, average adjusted availability was approximately $6.7 million and availability was $6.8 million, and the Company was subject to such restrictions. Notwithstanding these restrictions, in June 2011, the Company and the lenders under the 2011 Credit Agreement entered into Consent and Amendment No. 1, and Amendment No. 2, to the 2011 Credit Agreement which, among other things, provided the Company the ability to (i) make investments in ITG-PP in an amount up to $3.5 million, which investments were made in the form of loans to ITG-PP in June 2011, and (ii) enter into and perform its obligations under an amended Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of WLR Recovery Fund IV, L.P. (“Fund IV”), an affiliate of Wilbur L. Ross, Jr., not to exceed $15.5 million (see “Guarantees” below). Further, in June 2012, the Company and the lenders under the 2011 Credit Agreement entered into Amendment No. 6 to the 2011 Credit Agreement, which provides that either (i) such investments in ITG-PP are required to be repaid to the Company by ITG-PP no later than November 22, 2012 (see Note 2 related to a plan to sell the assets of ITG-PP) or (ii) the lenders under the 2011 Credit Agreement are entitled to receive payment under a $3.7 million letter of credit issued by Fund IV no later than December 22, 2012;

•
if availability is less than $17.5 million, the Company is required to comply with a specified fixed charge coverage ratio (as defined in the 2011 Credit Agreement). The Company was subject to, and in compliance with, such fixed charge coverage ratio as of June 30, 2012. In March 2012, the Company and the lenders under the 2011 Credit Agreement entered into Limited Waiver and Amendment No. 5 to the 2011 Credit Agreement which, among other things, reduces the minimum fixed charge coverage ratio for specified periods in 2012;

•
depending on average adjusted availability, the applicable margin added to LIBOR or other published bank interest rates for borrowings under the 2011 Credit Agreement can range from 3.25% to 3.75% (the weighted average applicable margin was 3.5% at June 30, 2012). In addition, depending on amounts borrowed and average adjusted availability, the U.S. Revolver requires the payment of an unused commitment fee in the range of 0.50% to 0.75% annually, payable monthly; and

•
if the Company’s excess availability (as defined in the 2011 Credit Agreement) falls below certain predefined levels, the lenders under the 2011 Credit Agreement can draw upon a standby letter of credit in the amount of $20.0 million issued by the WLR Affiliates, under the terms of a support agreement entered into by such affiliates pursuant to Consent and Amendment No. 4 to the 2011 Credit Agreement, dated December 27, 2011; no such amounts have been drawn by the lenders as of June 30, 2012.

On March 23, 2011, a wholly-owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Morelos”), entered into a five year, $20.0 million term loan (the “Mexican Term Loan”) with Banco Nacional De Mexico, S.A., (“Banamex”). The obligations of Morelos under the Mexican Term Loan are in U.S. dollar loans and are secured by a pledge of all the accounts receivable, inventories, and property, plant and equipment of Morelos and its subsidiaries. The interest rate on borrowings under the Mexican Term Loan is variable at LIBOR plus 4%. At June 30, 2012, the amount outstanding under the Mexican Term Loan was $16.0 million at an interest rate of 4.2%. The Mexican Term Loan requires the repayment of $0.3 million in principal per month until February 2016, with the remaining principal balance due in March 2016.

The Mexican Term Loan contains customary provisions for default for agreements of this nature. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights as a secured party. The Mexican Term Loan also contains certain financial covenant requirements customary for agreements of this nature. As of June 30, 2012, the Company was in compliance with such covenants. In addition, Morelos and its subsidiaries are restricted under the Mexican Term Loan from making annual capital expenditures in excess of one percent of annual consolidated net sales of such consolidated group.

In connection with the Mexican Term Loan, on March 23, 2011, a wholly-owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a revolving receivables factoring agreement under which Parras Cone agreed to sell certain of its accounts receivable to Banamex, on a recourse basis. The amount of accounts receivable of Parras Cone that can be sold under this agreement, as amended, cannot exceed $20.0 million. At June 30, 2012, the amount of secured borrowings outstanding under the Mexican factoring agreement was $11.9 million, at an interest rate of 4.4%, which borrowings are collateralized by certain of Parras Cone’s trade accounts receivable in the aggregate amount of approximately $13.2 million. This agreement, as amended, expires on March 7, 2013.

In 2006 and 2007, Cone Denim (Jiaxing) Limited obtained financing from the Bank of China, that is non-recourse to the ITG parent company, to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars, which was used for the import of equipment to Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $21.2 million with a weighted average interest rate of 6.4% at June 30, 2012. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The agreement was amended in June 2012 to provide that the outstanding loan amount will be required to be repaid in the principal amounts of $1.0 million in the quarter ending September 30, 2012, $8.6 million in the quarter ending December 31, 2012, and $11.6 million in the quarter ending June 30, 2013. The term loan is secured by the building, machinery and equipment of this joint venture. The financing agreement also contains limitations on asset disposals.

The Company’s wholly-owned subsidiary, Jiaxing Burlington Textile Company, obtained project financing from China Construction Bank that is non-recourse to the ITG parent company. Such funding was used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB, at the option of the Company and subject to foreign currency exchange rate changes. The term loan is being repaid in quarterly installments of $0.8 million in each quarter of 2012 and $1.2 million in each of the first three quarters of 2013. The financing agreement has a maturity date of August 2013 and bears interest at six-month LIBOR plus 3.0% for U.S. dollar loans. The financing agreement provides the lender the right to immediately declare this debt due and payable if Jiaxing Burlington Textile Company incurs a book loss in excess of 5.0 million renminbi under Chinese generally accepted accounting principles during any calendar fiscal year through the date of maturity. As of June 30, 2012, Jiaxing Burlington Textile Company expects that it will be able to comply with this requirement. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At June 30, 2012, outstanding borrowings under this facility were $5.2 million (in U.S. dollar equivalents) with a weighted average interest rate of 6.7%. The loans are secured by the building, machinery and equipment of Jiaxing Burlington Textile Company. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In December 2007, CDN entered into a $37.0 million term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua that is non-recourse to the ITG parent company. The loan amounts were used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. Loans under this agreement are required to be repaid in up to 16 quarterly installments of $1.850 million, which began on September 15, 2010, with a final payment of $7.4 million due on September 15, 2014. The term loans bear interest at LIBOR plus a margin of 4%, and a late payment fee of 6% per annum is assessed on the amount of principal payments in arrears. As amended, the original term loans thereunder have been re-characterized either as senior loans, for which accrued interest thereon is required to be paid either as originally scheduled or, for certain portions of the interest accruing through June 15, 2010, the amounts have been converted to 12% junior loans. Interest on the junior loans is required to be repaid quarterly beginning on September 15, 2010 and continuing through September 15, 2014, with the principal amount of the junior loans due on September 15, 2014. Both the senior and junior loans are non-recourse to the Company, but are secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. At June 30, 2012, $37.0 million of senior loans with an interest rate of 4.5%, and $1.0 million of junior loans, were outstanding under this facility.

In light of decisions by two of the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, in April 2009, the Company decided to idle this facility. Through June 30, 2012, CDN had not made $22.4 million of required term loan principal, interest and late fee payments, which constitutes a default. Upon a default, all amounts outstanding thereunder are immediately due and payable, penalty interest is charged at the rate of 6% per annum on outstanding balances, and the lenders thereunder have the right to proceed against the collateral securing such loans. In addition, as a result of the accumulated losses of CDN and pursuant to Nicaraguan law, the lenders under CDN’s term loan have certain rights in addition to those under the term loan agreement, including certain rights with respect to requiring the dissolution of CDN. To date, CDN’s lenders have not exercised these rights. The Company, as sponsor of CDN, has entered into a Project Funds and Subordination Agreement with the CDN lenders. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may, in certain instances, obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement). On July 26, 2010, the Company received a notice from Inter-American, which states that the Company, pursuant to the Project Funds and Subordination Agreement, was required to provide CDN a loan in the amount of $14.9 million no later than August 23, 2010. The Company has not provided such loan through the date hereof. The Company believes that such term loan is adequately secured, assuming an orderly disposition, if needed, although there can be no assurances in this regard. The Company is reserving all of its rights with respect thereto, and believes that any such required loan ultimately would only be required if and to the extent that the loan under the term loan agreement is not adequately secured. Because of the uncertainties related to CDN and the related issues, the Company has classified the entire amount of such debt as current as of June 30, 2012 and December 31, 2011. The Company continues to evaluate all of its options with respect to CDN and its loans outstanding and continues to be in discussions with Inter-American with respect to the loan.

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

At various times in 2009, the WLR Affiliates purchased from Note holders certain of the Notes with an original face amount of $57.5 million which were thereafter amended, restated and reissued in the form of Tranche B Notes, which are subordinate in right of payment and collateral to Notes held by third parties other than the WLR Affiliates with an original interest rate of 12% per annum (the “Tranche A Notes”). The Tranche B Notes are classified as “Senior subordinated notes - related party” in the Company’s accompanying consolidated balance sheet at June 30, 2012 and December 31, 2011. The interest rate on the Tranche B Notes was set at 12% per annum. In August 2010, the Company and the Note holders entered into the “Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes” (the “Consent Agreement”), which gave the Company the right to sell to the WLR Affiliates additional Tranche B Notes in an aggregate principal amount not to exceed $15.0 million, the proceeds of which were required to be used for investments in ITG-PP to be funded no later than January 31, 2011. The Company issued and sold $12.0 million of such Tranche B Notes prior to December 31, 2010 and issued and sold an additional $2.0 million of such Tranche B Notes through January 31, 2011. In 2011, the Company issued $9.0 million of additional Tranche B Notes in connection with the Guaranty (see “Guarantees” below).

On March 16, 2011, the Company entered into Amendment No. 4 to the Note Purchase Agreement (the “Fourth Note Purchase Agreement Amendment”). The Fourth Note Purchase Agreement Amendment, among other things, allowed the Company to enter into a factoring agreement with Bank of America, N.A. (“B of A”), pursuant to which the Company may sell certain of its receivables to B of A on a non-recourse basis. The Company entered into this factoring agreement on March 17, 2011. On March 30, 2011, the Company entered into Amendment No. 5 to the Note Purchase Agreement (the “Fifth Note Purchase Agreement Amendment”). The Fifth Note Purchase Agreement Amendment, among other things, extended the maturity date of the Tranche A Notes to June 2013, extended the maturity date of the Tranche B Notes to June 2015, and eliminated the excess U.S. collateral coverage covenant contained in the Note Purchase Agreement. Also under the Fifth Note Purchase Agreement Amendment, the interest rate on the Tranche A Notes increases by 0.5% per annum at the beginning of each quarter until maturity, beginning on October 1, 2011, and the interest rate increases an additional 2.5% per annum after the occurrence of and during the continuance of an event of default (as defined in the Note Purchase Agreement). At June 30, 2012, the interest rate on the Tranche A Notes was 16.0% per annum.

In March 2011, the Company used $18.0 million of proceeds from the Mexican Term Loan and a related factoring facility, $20.5 million of proceeds from the 2011 Credit Agreement and $2.0 million of proceeds from the sale of the jacquards fabrics business to repay $40.5 million of the Tranche A Notes. At June 30, 2012, $151.9 million aggregate principal amount of the Notes was outstanding (of which $136.5 million was held by the WLR Affiliates, including PIK Interest).

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

As of December 31, 2011 and continuing through the date hereof, the Company has not been in compliance with a financial covenant under the Note Purchase Agreement. Under the terms of the Note Purchase Agreement, such noncompliance constitutes an event of default that gives the Tranche A Note holders the right, among others, to declare all outstanding principal and accrued interest under the facility immediately due and payable after the passage of a 120 day waiting period, and to take possession of and dispose of certain assets of the Company after a 540 day waiting period. These waiting periods commenced on April 27, 2012. The Company has classified as current the entire amount of the Tranche A Notes ($15.3 million and $14.2 million as of June 30, 2012 and December 31, 2011, respectively) in accordance with GAAP. In March 2012, the Company entered into Limited Waiver and Amendment No. 5 to the 2011 Credit Agreement which waives any cross default and cross acceleration provision through March 31, 2013 in such agreement relating to the covenant violation under the Note Purchase Agreement. The Company continues to evaluate all of its options with respect to the Tranche A Notes and continues to be in discussions with the Tranche A Note holder relating to each party’s rights and obligations thereunder and the potential for amendments or waivers from various provisions of such agreement. The Company cannot provide any assurances as to its ability to obtain any necessary modifications, amendments or waivers, or the timing or costs thereof.

Unsecured Subordinated Notes—Related Party

As of June 30, 2012, the Company had borrowed a total of $55.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., pursuant to six unsecured subordinated notes due in March 2016 (as amended). At June 30, 2012, $111.2 million was outstanding, including interest that has been accrued or converted to principal. On July 24, 2012, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with the WLR Affiliates. Pursuant to the Exchange Agreement, the WLR Affiliates released the Company in full from the Company’s obligations to the WLR Affiliates under approximately $112.5 million of the Company’s unsecured subordinated notes – related party, and the Company exchanged such obligations for the issuance to the WLR Affiliates of an aggregate of 112,469.2232 newly issued shares of Series C Preferred Stock of the Company. As a result of the foregoing, the Company’s total debt, as reported on its consolidated balance sheet, has been reduced by approximately $112.5 million as of July 24, 2012 (see Note 16, “Subsequent Events”). The unsecured subordinated notes had an interest rate of 18.0%, which was compounded semi-annually. Accrued but unpaid interest was converted to additional principal amounts on the last day of each September and March.

Debt Agreement Compliance

The Company is in compliance with, or has obtained waivers or loan modifications for, the terms and covenants under its principal credit facilities, except for the Cone Denim de Nicaragua term loan and the Note Purchase Agreement, each as described above (see Note 2 for a discussion of the ITG-PP Term Loan). Any additional failure by the Company to pay outstanding amounts when due, to obtain any further necessary waivers or modifications, to refinance its various debt or to obtain any necessary additional funding in amounts, at times and on terms acceptable to it, if at all may result in further liquidity issues and may delay or make impossible the implementation of the Company’s strategy to be the leading, globally diversified provider of textiles and related supply chain solutions by geographically aligning with its customers.

Debt Maturities

As of June 30, 2012, aggregate maturities of long-term debt for each of the next five 12-month periods were as follows: $43.4 million, $7.2 million, $212.1 million, $118.2 million and $0.0 million. Because of the uncertainties related to the potential acceleration of the Cone Denim de Nicaragua term loan as described above, and due to the covenant violations under the Tranche A Notes as described above, the Company has classified the entire amount of the Cone Denim de Nicaragua debt, $38.0 million and the entire amount of the Tranche A Notes, $15.3 million, as current as of June 30, 2012, although such amounts are excluded from the aggregate maturities listed above. The aggregate maturities in the fourth 12-month period listed above include $111.1 million of related party unsecured subordinated notes that were outstanding as of June 30, 2012. The outstanding amount of such notes as of July 24, 2012, $112.5 million, was subsequently exchanged on such date for the issuance of shares of a newly-designated series of preferred stock (see Note 16, “Subsequent Events”).

Short-term Borrowings

The Company and certain of its subsidiaries have short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $39.4 million at June 30, 2012 and $54.5 million at December 31, 2011, with weighted average interest rates of 7.2% at each date (see Note 2 for a discussion of the ITG-PP debt facilities). At June 30, 2012, ITG and its U.S. subsidiaries have outstanding short-term financing from certain cotton and other suppliers in the amount of $4.4 million; Cone Denim (Jiaxing) Limited has outstanding short-term working capital loans in an aggregate amount of $31.0 million from various Chinese financial institutions, including $2.5 million guaranteed by a $2.8 million standby letter of credit with a WLR Affiliate; and Jiaxing Burlington Textile Company has outstanding short-term working capital loans from certain Chinese financial institutions in the amount of $4.0 million. These borrowings consist of lines of credit and other short-term credit facilities which are used primarily to fund working capital requirements within the respective entities.

Guarantees

FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of June 30, 2012, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of June 30, 2012 or December 31, 2011, except as noted below.

In 2011, the Company entered into, among other things, the (i) Consent and Amendment No. 1 to the 2011 Credit Agreement, (ii) Amendment No. 2 to the 2011 Credit Agreement, (iii) Amendment No. 6 to the Note Purchase Agreement, (iv) Amendment No. 7 to the Note Purchase Agreement, and (v) Guaranty in favor of Fund IV. Such consent and amendments provided the Company, among other things, the requisite consents necessary to enter into and perform its obligations under the Guaranty. Pursuant to the Guaranty, the Company has agreed to guarantee the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company was required to pay Fund IV a letter of credit issuance fee of $0.2 million and is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of June 30, 2012, the total obligations under such letters of credit guaranteed by the Company were $6.5 million and, in the six months ended June 30, 2012 and 2011, the Company incurred guarantee fees of $0.3 million and $0.1 million, respectively. Since inception of the Guaranty, the Company has issued additional Tranche B Notes in the aggregate amount of $9.0 million in connection with such obligations. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

Note 6 Stockholders’ Deficit

The components of stockholders’ deficit were as follows (in thousands):

	International Textile Group, Inc. Stockholders
						Accumu-
						lated other
	Convertible		Capital in			compre-	Non-
	preferred	Common	excess of	Treasury	Accumulated	hensive	controlling
	stock	stock	par value	stock	deficit	loss	interests	Total

Balance at December 31, 2011	$289,897	$175	$60,488	$(411)	$(502,639)	$(7,225)	$(15,808)	$(175,523)
Comprehensive loss for the six months ended June 30, 2012:
Net loss	—	—	—	—	(57,204)	—	(2,666)	(59,870)
Amortization of actuarial losses on benefit plans, net of taxes	—	—	—	—	—	347	—	347
Net comprehensive loss	—	—	—	—	(57,204)	347	(2,666)	(59,523)
Deconsolidation of ITG-PP	—	—	—	—	—	—	18,516	18,516
Preferred stock dividends	11,097	—	(11,097)	—	—	—	—	—
Balance at June 30, 2012	$300,994	$175	$49,391	$(411)	$(559,843)	$(6,878)	$42	$(216,530)

See Note 2 for a discussion of the deconsolidation of the discontinued ITG-PP cotton-based fabrics and garment manufacturing operations.

As of June 30, 2012, the Company had 100,000,000 shares of preferred stock authorized, including 13,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 12,039,740 shares of Series A Preferred Stock were issued and outstanding at June 30, 2012 (11,595,895 shares issued and outstanding at December 31, 2011) and 5,000,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at June 30, 2012 or December 31, 2011. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation. On June 29, 2012, the Company filed with the Secretary of State of the state of Delaware a Certificate of Increase which increased the total number of authorized shares of the Company’s Series A Convertible Preferred Stock from 12,000,000 to 13,000,000 shares.

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

Shares of Series B Preferred Stock are authorized to be issued pursuant to the Company’s 2008 Equity Incentive Plan (the “2008 Plan”). The certificate of designation relating to the Series B Preferred Stock provides the following:
•
shares of Series B Preferred Stock rank (i) senior to the Company’s common stock and all other classes of stock which by their terms provide that they are junior to the Series B Preferred Stock or do not specify their rank, (ii) on parity with all other classes of stock which by their terms provide that such classes rank on parity with shares of Series B Preferred Stock, and (iii) junior to the Company’s Series A Preferred Stock, Series C Preferred Stock (defined below) and all other classes of stock which by their terms provide that they are senior to the Series B Preferred Stock, in each case with respect to rights on dividends and on a liquidation, winding up or dissolution of the Company;

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

Note 7 Reconciliation to Diluted Earnings (Loss) Per Share

The following data reflects the amounts used in computing earnings (loss) per share and the effect on the weighted average number of shares of dilutive potential common stock issuances (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Loss from continuing operations	$(13,566)	$(9,363)	$(32,328)	$(18,705)
Less: net loss from continuing operations attributable to noncontrolling interests	—	(250)	—	(240)
Accrued preferred stock dividends	(5,600)	(5,193)	(11,096)	(10,234)
Loss from continuing operations applicable to common shareholders	(19,166)	(14,306)	(43,424)	(28,699)
Effect of dilutive securities:
None	—	—	—	—
Numerator for diluted loss per share from continuing operations	$(19,166)	$(14,306)	$(43,424)	$(28,699)

Loss from discontinued operations	$(23,825)	$(4,438)	$(27,542)	$(7,037)
Less: net loss from discontinued operations attributable to noncontrolling interests	(792)	(2,085)	(2,666)	(4,114)
Loss from discontinued operations applicable to common shareholders	(23,033)	(2,353)	(24,876)	(2,923)
Effect of dilutive securities:
None	—	—	—	—
Numerator for diluted loss per share from discontinued operations	$(23,033)	$(2,353)	$(24,876)	$(2,923)

Weighted-average number of common shares used in basic earnings per share	17,468	17,468	17,468	17,468
Effect of dilutive securities:
None	—	—	—	—
Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	17,468	17,468	17,468	17,468

Based on the number of shares of Series A Preferred Stock outstanding as of June 30, 2012 and the Liquidation Value thereof on such date, the Series A Preferred Stock could potentially be converted at the option of the holders thereof into 31,276,836 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Convertible preferred stock	31,277	29,001	30,986	28,733

Note 8 Derivative Instruments

There have been no material changes in the use of derivative instruments or in the methods that the Company accounts for such instruments from the information disclosed in the Company’s  Annual Report on Form 10-K for the year ended December 31, 2011. The Company does not designate its derivative instruments as hedges under hedge accounting rules. Accordingly, unrealized gains and losses on commodity and foreign exchange derivative contracts are recorded in “other income (expense)” since these transactions represent noncash changes in the fair values of such open contracts that are not expected to correlate with the amounts and timing of the recognition of the hedged items. Because the hedged items are components of cost of goods sold, realized gains and losses on commodity and foreign exchange derivative contracts are recorded in cost of goods sold upon settlement of those contracts.

The fair values of derivative instruments recognized in the June 30, 2012 and December 31, 2011 consolidated balance sheets were not significant. Also, the effect of derivative instruments on the consolidated statements of operations was not significant in the three or six months ended June 30, 2012 or 2011.

Note 9 Commitments and Contingencies

Asbestos materials are present at certain of the Company’s facilities, and applicable regulations would require the Company to handle and dispose of these items in a special manner if these facilities were to undergo certain major renovations or if they were demolished. FASB ASC 410, “Asset Retirement and Environmental Obligations,” provides guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity. In accordance with FASB ASC 410, the Company has not recognized a liability associated with these obligations, because the fair value of such liabilities cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of these facilities. The Company expects to maintain these facilities by repair and maintenance activities that do not involve the removal of any of these items and has not identified any need for major renovations caused by technology changes, operational changes or other factors. In accordance with FASB ASC 410, the Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value. As of June 30, 2012, the Company did not have any liabilities recorded for these obligations.

As of June 30, 2012, the Company had capital expenditure commitments not reflected as liabilities on the accompanying consolidated balance sheet of less than $0.1 million. These commitments were not reflected as liabilities on the accompanying consolidated balance sheet because the Company had not received or taken title to the related assets.

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

Note 10 Segment and Other Information

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and four reportable segments that are presented herein. The bottom-weight woven fabrics segment includes heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The narrow fabrics segment consists of narrow webbing products for safety restraint products such as seat belts and military and technical uses. The all other segment consists of expenses related to the idled CDN facility, transportation services and other miscellaneous items. The interior furnishings fabrics segment, consisting of contract jacquard fabrics and upholstery for the residential and commercial markets, as well as the ITG-PP business prior to its deconsolidation (see Note 2), are presented as discontinued operations in the Company’s consolidated statements of operations for the three and six months ended June 30, 2011.

Net sales, income (loss) from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense)-net. Intersegment net sales for the three months ended June 30, 2012 and 2011 were primarily attributable to commission finishing sales of $0.9 million and $5.5 million, respectively.  Intersegment net sales for the six months ended June 30, 2012 and 2011 were primarily attributable to commission finishing sales of $5.8 million and $10.6 million, respectively. See Note 2 for a discussion of the deconsolidation of the discontinued ITG-PP cotton-based fabrics and garment manufacturing operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net Sales:
Bottom-weight Woven Fabrics	$147,561	$153,346	$288,531	$289,112
Commission Finishing	8,480	11,647	20,319	22,337
Narrow Fabrics	7,729	7,643	15,259	14,308
All Other	273	232	461	411
	164,043	172,868	324,570	326,168
Intersegment sales	(942)	(5,524)	(5,812)	(10,563)
	$163,101	$167,344	$318,758	$315,605

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$6,206	$10,293	$7,665	$18,818
Commission Finishing	(82)	(180)	325	(44)
Narrow Fabrics	(720)	(379)	(1,081)	(706)
All Other	(881)	(891)	(1,767)	(1,791)
Total reportable segments	4,523	8,843	5,142	16,277
Corporate expenses	(3,589)	(4,711)	(6,323)	(8,747)
Other operating income - net	216	310	219	713
Restructuring charges	(700)	0	(833)	(14)
Interest expense	(13,540)	(10,875)	(26,644)	(21,641)
Other income (expense) - net	(10)	(1,968)	(2,155)	(3,293)
	(13,100)	(8,401)	(30,594)	(16,705)
Income tax expense	(485)	(1,040)	(1,375)	(2,054)
Equity in income (loss) of unconsolidated affiliates	19	78	(359)	54
Loss from continuing operations	(13,566)	(9,363)	(32,328)	(18,705)
Discontinued operations:
Loss from discontinued operations, net of taxes	(1,621)	(4,394)	(5,338)	(9,103)
Loss on deconsolidation of subsidiary	(22,204)	—	(22,204)	—
Gain (loss) on disposal, net of taxes	—	(44)	—	2,066
Loss from discontinued operations	(23,825)	(4,438)	(27,542)	(7,037)
Net loss	(37,391)	(13,801)	(59,870)	(25,742)
Less: net loss attributable to noncontrolling interests	(792)	(2,335)	(2,666)	(4,354)
Net loss attributable to International Textile Group, Inc.	$(36,599)	$(11,466)	$(57,204)	$(21,388)

	June 30,	December 31,
	2012	2011

Total Assets:
Bottom-weight Woven Fabrics	$303,069	$313,051
Commission Finishing	14,813	15,478
Narrow Fabrics	18,467	18,882
All Other	28,366	78,594
Corporate	10,933	10,095
	$375,648	$436,100

Note 11 Restructuring Activities

The charges for restructuring included in loss from continuing operations included the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Severance, COBRA and other termination benefits	$700	$—	$833	$14

The restructuring charges for the three and six months ended June 30, 2012 are primarily related to workforce reductions at the Company’s White Oak denim, Parras Cone denim, and Carlisle finishing facilities as described below. The provision for restructuring charges for the six months ended June 30, 2011 is primarily related to the Company’s ongoing multi-segment selling and administrative cost reduction plan as described below.

Restructuring Activities in the Bottom-weight Woven Fabrics Segment

Since the beginning of 2012, hourly and salaried workforce reductions of approximately 45 employees have been undertaken at the White Oak denim facility resulting in severance and other termination benefits of $0.1 million and $0.2 million recorded in the three and six months ended June 30, 2012, respectively. Salaried workforce reductions of 20 employees were undertaken at the Parras Cone denim facility resulting in severance and other termination benefits of $0.2 million in the three and six months ended June 30, 2012. These workforce reductions were primarily attributable to the Company’s ongoing cost saving initiatives, and in the case of the White Oak facility, the outlook for lower product demand at this facility.

Restructuring Activities in the Commission Finishing Segment

In the second quarter of 2012, workforce reductions of 49 employees were made at the Carlisle finishing facility resulting in severance and other termination benefits of $0.3 million in the three and six months ended June 30, 2012. These workforce reductions of mostly hourly employees were primarily attributable to the Company’s ongoing cost saving initiatives as well as the outlook for lower product demand in certain of the segment’s government contract businesses.

Other Restructuring Activities

Certain cost reduction programs associated with selling, administrative and other functions at its corporate headquarters and other locations have resulted in the termination of 15 and 16 employees in 2012 and 2011, respectively, and the Company recorded additional charges of $0.1 million related to these programs in the three and six months ended June 30, 2012, and charges of $0.0 million and less than $0.1 million related to these programs in the three and six months ended June 30, 2011, respectively.

Following is a summary of activity related to restructuring accruals (in thousands). The Company expects to pay the majority of the remaining liabilities outstanding at June 30, 2012 within the next twelve months.

Severance and COBRA Benefits
Balance at December 31, 2011	$847
2012 charges, net	133
Payments	(424)
Balance at March 31, 2012	556
2012 charges, net	700
Payments	(464)
Balance at June 30, 2012	$792

Note 12 Fair Value Measurements

FASB ASC 820, “Fair Value Measurement”, requires disclosure of a fair value hierarchy of inputs that the Company uses to value an asset or a liability. Under FASB ASC 820 there is a common definition of fair value to be used and a hierarchy for fair value measurements based on the type of inputs that are used to value the assets or liabilities at fair value.

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

The fair values of certain of the Company’s assets and liabilities measured on a recurring basis under FASB ASC 820 at June 30, 2012 and December 31, 2011 were not significant.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When conditions indicate potential impairment of such assets, the Company evaluates the estimated fair value of the assets. The Company’s assessments of impairment of long-lived assets in the three and six months ended June 30, 2012 and 2011 did not result in any impairment charges requiring disclosure of the fair values of such assets measured on a nonrecurring basis. The Company cannot predict the occurrence of events that might adversely affect the carrying value of long-lived assets held and used, goodwill or other intangible assets. Continued uncertainty or deterioration in global economic conditions, and/or additional changes in assumptions or circumstances, could result in impairment charges in long-lived assets held and used, goodwill or other intangible assets in future periods in which the change occurs.

The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, notes receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of June 30, 2012 related to expected yield (under Level 2 of the fair value hierarchy), the Company estimated that the fair values of its Notes and its unsecured subordinated notes were approximately the principal plus accrued interest at June 30, 2012 (see Note 16 “Subsequent Events” related to the cancellation, extinguishment and discharge of the unsecured subordinated notes in exchange for the issuance of shares of a newly designated series of preferred stock on July 24, 2012). The estimate of fair value of its borrowings under its various bank loans and other financial instruments (under Level 2 of the fair value hierarchy) generally approximates the carrying values at June 30, 2012 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates.

Note 13 Other Operating Income - Net

“Other operating income-net” in the three months ended June 30, 2012 and 2011 includes net gains related to the disposal of miscellaneous property and equipment of $0.2 million and $0.3 million, respectively. “Other operating income-net” in the six months ended June 30, 2012 and 2011 includes net gains related to the disposal of miscellaneous property and equipment of $0.2 million and $0.7 million, respectively.

Note 14 Other Income (Expense) - Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Litigation expense, net of insurance reimbursements	$(705)	$(1,527)	$(1,738)	$(2,619)
Foreign currency exchange gains (losses), net	515	(598)	(425)	(903)
Other	166	(14)	(34)	(19)
Total	$(24)	$(2,139)	$(2,197)	$(3,541)

In the three months ended June 30, 2012 and 2011, the Company paid or accrued $0.7 million and $4.6 million, respectively, in legal fees not related to current operations. In the three months ended June 30, 2012 and 2011, the Company recorded $0.0 million and $3.1 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company. In the six months ended June 30, 2012 and 2011, the Company paid or accrued $2.6 million and $7.9 million, respectively, in legal fees not related to current operations. In the six months ended June 30, 2012 and 2011, the Company recorded $0.9 million and $5.3 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company. Such net non-operating expense is recorded in other expense in the consolidated statements of operations.

Note 15 Income Taxes

The Company’s income tax expense was $0.5 million in the three months ended June 30, 2012 and $1.0 million in the three months ended June 30, 2011. The Company’s income tax expense was $1.4 million in the six months ended June 30, 2012 and $2.1 million in the six months ended June 30, 2011. The Company has tax holidays in certain jurisdictions that provide for a zero percent tax rate or a reduced tax rate for a defined number of taxable years in these jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.

Income tax expense for the three months ended June 30, 2012 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $4.3 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets and $2.0 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.2 million and certain foreign and domestic business expenses that are not deductible. Income tax expense for the three months ended June 30, 2011 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $2.4 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets and $3.2 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.2 million and certain foreign and domestic business expenses that are not tax deductible.

Income tax expense for the six months ended June 30, 2012 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $12.8 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets and $0.5 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.6 million and certain foreign and domestic business expenses that are not deductible. Income tax expense for the six months ended June 30, 2011 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $4.5 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets and $6.4 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.4 million and certain foreign and domestic business expenses that are not tax deductible.

As described in Note 2, ITG-PP was deconsolidated as of May 25, 2012 for financial reporting purposes under GAAP. Because the sale of the ITG-PP assets and subsequent liquidation of ITG-PP have not yet occurred, management does not currently have the necessary information to determine the ultimate impact, if any, of these transactions on the Company’s income taxes. The entire amount of the tax impact ultimately recorded by the Company is expected to be reduced by a valuation allowance as management believes that it is more likely than not that any tax benefits will not be realized.  At this time, management does not expect that the tax impact of the deconsolidation, the sale of ITG-PP assets, and the ultimate liquidation of ITG-PP will have a material impact on the Company’s consolidated balance sheet, results of operations or cash flows. The Company expects that it will be able to obtain the necessary information to provide a reasonable estimate of the tax impact in its financial statements for the year ending December 31, 2012.

Note 16 Subsequent Events

Debt Exchange

On July 24, 2012, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with the WLR Affiliates.  Pursuant to the Exchange Agreement, the WLR Affiliates agreed to exchange approximately $112.5 million of the Company’s unsecured subordinated notes – related party (see Note 5) held by the WLR Affiliates for 112,469.2232 shares of newly issued Series C Preferred Stock of the Company (the “Series C Preferred Stock”) (the “Debt Exchange”). As a result of the foregoing, the Company’s total debt, as reported on its consolidated balance sheet, has been reduced by approximately $112.5 million as of July 24, 2012. Furthermore, the Company’s annual interest expense burden will be reduced by approximately $21.0 million per year. Finally, as illustrated below in the last paragraph of this Note 16, the Company’s U.S operations will benefit from a positive stockholders’ equity position.

The board of directors (the “Board”) of the Company formed a special committee (the “Special Committee”) consisting of members of the Board who are not affiliates of the Company’s Chairman of the Board, the WLR Affiliates or of management of the Company, and the Special Committee, along with its independent legal and financial advisors, negotiated and approved the terms and conditions of the Exchange Agreement and the Series C Preferred Stock, and recommended that the Board approve and adopt the Exchange Agreement, and approve the terms, issuance and sale of, the Series C Preferred Stock.

The Certificate of Designation of Series C Preferred Stock, filed with the Secretary of State of Delaware on July 24, 2012 for 5,000,000 authorized shares of such series provides, among other terms, as follows:
•	each share of Series C Preferred Stock has an initial liquidation preference of $1,000.00 (the “Series C Preferred Stock Liquidation Value”);
•	the Series C Preferred Stock is not convertible;
•
the Series C Preferred Stock, with respect to dividend rights and rights upon liquidation, winding up or dissolution, ranks (i) senior to the Company’s Series A Preferred Stock, Series B Preferred Stock, common stock and all classes and series of stock which expressly provide they are junior to the Series C Preferred Stock or which do not specify their rank; (ii) on parity with each other class or series of stock, the terms of which specifically provide they will rank on parity with the Series C Preferred Stock; and (iii) junior to each other class or series of stock of the Company, the terms of which specifically provide they will rank senior to the Series C Preferred Stock;

•	dividends on the Series C Preferred Stock are cumulative and accrue and are payable quarterly, in arrears, at an annual rate of 8.0%; and are payable in additional shares of Series C Preferred Stock;
•
shares of Series C Preferred Stock are redeemable at the option of the Company at any time upon notice to the holder thereof and payment of 100% of the Series C Preferred Stock Liquidation Value, plus accrued dividends; and

•
shares of Series C Preferred Stock generally do not have any voting rights except as may be prescribed under the Delaware General Corporation Law; provided, however, that for so long as any shares of Series C Preferred Stock are outstanding, certain fundamental corporate actions set forth in the Certificate of Designation may not be taken without the consent or approval of the holders of 66 2/3% of the outstanding Series C Preferred Stock.

Sale of Trademark Rights

On July 25, 2012, the Company, the other borrowers and credit parties thereto, General Capital, as agent and lender, and the other lenders thereto, entered into Consent and Amendment No. 7 (“Amendment No. 7”) to the 2011 Credit Agreement. Pursuant to Amendment No. 7 and related documentation, the Company and its subsidiary, Burlington Industries LLC, obtained the right to assign certain “Burlington” trademark rights to Kayser-Roth Corporation (the “Burlington IP Sale”), provided that the proceeds are used in their entirety to repay amounts outstanding under the U.S. Revolver. Amendment No. 7 also provides that, after such repayment, borrowing availability under the U.S. Revolver will be reduced by the amount of the net proceeds from the Burlington IP Sale used to repay the U.S. Revolver,  thus reducing the U.S. Revolver.

On July 25, 2012, the Company completed the Burlington IP Sale for gross proceeds of $6.0 million. Gross proceeds from the sale, less nominal fees and expenses, were used to repay amounts outstanding under the U.S. Revolver as required under Amendment No. 7.

Pro Forma Financial Information

The following unaudited pro forma condensed consolidated financial information is designed to show how the Debt Exchange and the Burlington IP Sale might have affected the Company’s historical consolidated results of continuing operations if such transactions had occurred on January 1, 2012 and how these transactions might have affected the Company’s historical consolidated balance sheet if such transactions had occurred on June 30, 2012. The unaudited pro forma condensed consolidated financial information has been prepared by the management of the Company for illustrative purposes only and is not indicative of the results of operations that will be presented in the Company’s future filings with the SEC, and is not necessarily indicative of the results that actually would have been realized had the Debt Exchange and the Burlington IP Sale been completed at the beginning of the specified periods or at any other time, nor those to be expected at any time in the future.

INTERNATIONAL TEXTILE GROUP,  INC. AND SUBSIDIARY COMPANIES
Unaudited Pro Forma Condensed Consolidated Statements of Operations
For the Six Months Ended June 30, 2012
(Amounts in thousands, except per share data)

		Adjustment		Adjustment
	As	for Exchange		for Burlington		Pro
	Reported	Agreement		IP Sale		Forma
Net sales	$318,758	$-		$(615	)(2)	$318,143
Cost of goods sold	296,438	-		-		296,438
Gross profit	22,320	-		(615)		21,705
Selling, administrative and other operating expenses	23,282	-		-		23,282
Restructuring charges	833	-		-		833
Loss from operations	(1,795)	-		(615)		(2,410)
Non-operating other income (expense):
Interest expense - related party	(17,194)	9,273	(1)	-		(7,921)
Interest expense, net - third party	(9,408)	-		15	(3)	(9,393)
Other income (expense) - net	(2,197)	-		6,000	(4)	3,803
Total non-operating other income (expense) - net	(28,799)	9,273		6,015		(13,511)
Income (loss) from continuing operations before income taxes and equity in losses of unconsolidated affiliates	(30,594)	9,273		5,400		(15,921)
Income tax expense	(1,375)	-	(5)	-	(5)	(1,375)
Equity in losses of unconsolidated affiliates	(359)	-		-		(359)
Income (loss) from continuing operations	$(32,328)	$9,273		$5,400		$(17,655)

Net loss per share from continuing operations attributable to common stock of International Textile Group, Inc., basic and diluted	$(2.33)					$(1.49)

Weighted average number of shares outstanding - basic and diluted	17,468					17,468

(1)	Represents the decrease in interest expense that would have resulted from the extinguishment of the unsecured subordinated notes had the Exchange Agreement occurred on January 1, 2012.
(2)	Represents the decrease in licensing revenue that would have resulted had the Burlington IP Sale occurred on January 1, 2012.
(3)	Represents the estimated decrease in interest expense that would have resulted from the paydown of the U.S. Revolver had the Burlington IP Sale occurred on January 1, 2012 using the Company's U.S. Revolver average interest rate for such period.
(4)	Represents the one-time gain on the Burlington IP Sale as if such transaction had occurred on January 1, 2012.
(5)	The pro forma transactions included herein would have had no effect on income tax expense due to the Company's U.S.
net operating loss carryforwards.

INTERNATIONAL TEXTILE GROUP,  INC. AND SUBSIDIARY COMPANIES
Unaudited Pro Forma Condensed Consolidated Balance Sheet
As of June 30, 2012
(Amounts in thousands)

		Adjustments		Adjustments
	As	for Exchange		for Burlington		Pro
	Reported	Agreement		IP Sale		Forma
Assets
Current assets:
Cash and cash equivalents	$2,523	$(536	)(1)	$—		$1,987
Accounts receivable, net	83,744	—		—		83,744
Inventories	115,421	—		—		115,421
Other current assets	17,308	—		—		17,308
Total current assets	218,996	(536)		—		218,460
Property, plant and equipment, net	147,460	—		—		147,460
Other assets	9,192	—		—		9,192
Total assets	$375,648	$(536)		$—		$375,112
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of bank debt and other long-term obligations	$43,420	$—		$—		$37,420
Callable long-term debt classified as current	53,322	—		—		53,322
Short-term borrowings	39,384	—		—		39,384
Accounts payable	52,159	—		—		52,159
Other current liabilities	36,820	—		—		36,820
Total current liabilities	225,105	—		—		219,105
Bank debt and other long-term obligations, net of current maturities	89,704	—		(6,000	)(2)	89,704
Senior subordinated notes - related party	136,547	—		—		136,547
Unsecured subordinated notes - related party	111,193	(111,193	)(1)	—		—
Other liabilities	29,629	—		—		29,629
Total liabilities	592,178	(111,193)		(6,000)		474,985
Commitments and contingencies
Stockholders' deficit:
International Textile Group, Inc. stockholders' deficit:
Series A convertible preferred stock	300,994	—		—		300,994
Series C preferred stock	—	110,657	(1)	—		110,657
Common stock	175	—		—		175
Capital in excess of par value	49,391	—		—		49,391
Common stock held in treasury	(411)	—		—		(411)
Accumulated deficit	(559,843)	—		6,000	(3)	(553,843)
Accumulated other comprehensive loss, net of taxes	(6,878)	—		—		(6,878)
Total International Textile Group, Inc. stockholders’ deficit	(216,572)	110,657		6,000		(99,915)
Noncontrolling interests	42	—		—		42
Total stockholders' deficit	(216,530)	110,657		6,000		(99,873)
Total liabilities and stockholders' deficit	$375,648	$(536)		$—		$375,112

(1)
Represents the decrease in debt obligations and the increase in preferred stock, net of estimated cash transaction fees and expenses, that would have resulted had the Exchange Agreement occurred on June 30, 2012.

(2)	Represents the paydown of the U.S. Revolver had the Burlington IP Sale occurred on June 30, 2012.
(3)	Represents the one-time gain on the Burlington IP Sale had such transaction occurred on June 30, 2012.

The Debt Exchange and the Burlington IP Sale (the “Transactions”) will positively impact the Company’s American operations, customers and suppliers by creating positive stockholders’ equity while reducing the Company’s interest burden by approximately $21.0 million annually. The following table presents a condensed consolidated balance sheet (in thousands) of the Company’s U.S. operations as if the Transactions had occurred on June 30, 2012 (see footnotes above related to the Transactions).

	Consolidated			Consolidated
	U.S. Operations	Adjustments	Adjustments	U.S. Operations
	Before the	for Exchange	for Burlington	After the
	Transactions	Agreement	IP Sale	Transactions
Total current assets	$219,707	$(536)	$—	$219,171
Total long-term assets	231,446	—	—	231,446
Total assets	$451,153	$(536)	$—	$450,617

Total current liabilities	$155,129	$	$—	$149,129
Total long-term liabilities	349,067	(111,193)	(6,000)	237,874
Total liabilities	504,196	(111,193)	(6,000)	387,003
Stockholders' equity (deficit):
Series A convertible preferred stock	300,994	—	—	300,994
Series C preferred stock	—	110,657	—	110,657
Common stock, treasury stock and paid-in-capital	45,669	—	—	45,669
Accumulated deficit	(392,969)	—	6,000	(386,969)
Accumulated other comprehensive loss, net of taxes	(6,737)	—	—	(6,737)
Total stockholders' equity (deficit)	(53,043)	110,657	6,000	63,614
Total liabilities and stockholders' equity (deficit)	$451,153	$(536)	$—	$450,617

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

Overview

Our Company

International Textile Group, Inc. (“ITG,” the “Company,” “we,” “us” or “our”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations principally in the United States, China, and Mexico. The Company has deconsolidated all operations related to its greenfield facility in Vietnam as of May 25, 2012. Accordingly, the financial position, results of operations and cash flows related to this business are not included in the Company’s consolidated financial statements subsequent to May 25, 2012 (see “Deconsolidation of the ITG-Phong Phu Cotton-based Fabrics and Garment Manufacturing Operations” below).

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

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and four reportable segments that are presented herein. The bottom-weight woven fabrics segment includes heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms,  airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The narrow fabrics segment consists of narrow webbing products for safety restraint products such as seat belts and military and technical uses. The all other segment consists of expenses related to the idled Cone Denim de Nicaragua facility, transportation services and other miscellaneous items. The Company’s previous interior furnishings fabrics segment, consisting of contract jacquard fabrics and upholstery for the residential and commercial markets, as well as the Vietnamese ITG-PP joint venture business prior to its deconsolidation are presented as discontinued operations in all periods presented in this report.

Deconsolidation of the ITG-Phong Phu Cotton-based Fabrics and Garment Manufacturing Operations

As previously disclosed, in January 2012 the Company idled its ITG-Phong Phu Joint Venture (“ITG-PP”) facility in Vietnam while in arbitration with its joint venture partner. ITG-PP did not make its scheduled bank term loan installment payment in February 2012. On March 10, 2012, Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), as lender under ITG-PP’s bank term loan and short-term borrowing facilities, sent ITG-PP a notice of an event of default declaring all outstanding principal and accrued interest under the Techcombank facilities immediately due and payable.  Pursuant to a security agreement entered into in connection with the ITG-PP term loan, this notice gave Techcombank the right to, among other things, take possession and dispose of all of ITG-PP’s assets which secured such indebtedness (the “Security Assets”). On May 25, 2012, ITG-PP entered into an enforcement agreement (“the Enforcement Agreement”) with Techcombank pursuant to which Techcombank has taken possession of the Security Assets. The Enforcement Agreement provides, among other things, that Techcombank has the power to conduct a sale of the Security Assets within 60 to 90 days after the date of the Enforcement Agreement and within other specified intervals thereafter, if necessary; and that the agreed upon minimum selling price for the Security Assets is $40.0 million, subject to certain reductions. Under the Enforcement Agreement, proceeds from the sale of the Security Assets are to be applied in the following priority: (i) to pay certain legal and other costs, taxes and fees related to the sale, (ii) to repay all principal and interest under the ITG-PP term loan and short-term credit line agreement, and (iii) to repay all principal and interest owed by ITG-PP to the ITG parent company under certain related party loans. Any excess sales proceeds will be remitted to, or at the direction of, ITG-PP. Additionally, through April 30, 2012, ITG-PP had not made certain scheduled principal payments on a capital lease obligation with its joint venture partner, which constitutes an event of default under such capital lease agreement. The Techcombank obligations and the ITG-PP capital lease obligations are non-recourse to the ITG parent company or any other subsidiary of the Company, but are secured by the assets of ITG-PP.

The Security Assets and the equipment under the ITG-PP capital lease obligation support the entire business operations of ITG-PP. As a result of the execution of the Enforcement Agreement and the default under the capital lease agreement, the Company does not expect that it will regain control of such assets and that the loss of control of the ITG-PP assets is, therefore, not temporary. Consequently, ITG deconsolidated ITG-PP as of May 25, 2012. Accordingly, the financial position, results of operations and cash flows of ITG-PP are not included in the Company’s consolidated financial statements subsequent to May 25, 2012. The Company has recorded a loss on deconsolidation of ITG-PP in the amount of $22.2 million in the three and six months ended June 30, 2012, of which $22.0 million is a non-cash loss.

The Company has estimated that the fair value of the ITG-PP collateral is sufficient to satisfy the associated third party debt obligations, assuming an orderly disposition, as well as a portion of certain related party loans payable by ITG-PP to the ITG parent company, although there can be no assurances in this regard.

Business and Industry Trends

The global economic environment continues to be uncertain and volatile. Concerns related to continued high unemployment, government and municipal budgetary issues and the prospects for sustained economic recovery continue to impact consumer, military and municipal spending and our businesses, which could continue to have adverse effects in the significant markets in which we operate. The Company has taken, and expects to continue to take, steps to counter this continued economic uncertainty. These actions include, among other things, negotiating higher sales prices for certain products, negotiating new working capital and other financing arrangements, focusing on new product development projects and implementing cost saving initiatives.

During the latter part of 2010, cotton prices began increasing dramatically and reached historical highs in the first half of 2011 due to weather-related and other supply disruptions, which, when combined with increasing demand for cotton, particularly in Asia, created concerns about continued short-term availability in addition to increased costs for the Company’s products. While cotton prices have recently declined from the historical highs, cotton and wool prices continue to fluctuate and remain high as compared to historical levels. The Company’s bottom-weight woven fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. Because of the Company’s commitments related to raw materials, declines in selling prices below the committed price have had, and could continue to have, a negative impact on the Company’s results. The price of synthetic fibers used in the Company’s products, principally nylon and polyester, is influenced heavily by petroleum prices. Petroleum prices have fluctuated over the last two years and while they have shown some recent declines, such prices increased in the first quarter of 2012, which negatively impacted our margins, and remain high compared to historical levels. Any future raw material price pressures, which the Company cannot predict, could further negatively impact the Company’s raw material costs and results of operations in the future.

While we have been able to pass on some of these increased raw material costs through to our customers, the Company’s margins were negatively impacted by higher raw material and energy costs in 2011 and in the three and six months ended June 30, 2012 in most of the Company’s businesses. In response to the cost increases in raw materials, we have increased sales prices and we expect to continue to attempt to increase sales prices as necessary in response to higher costs or committed purchase contracts in order to provide sufficient margins. However, the Company has had difficulty maintaining higher sales prices as certain raw material market prices have fallen despite the higher raw material costs that remained in the Company’s inventories through the three and six months ended June 30, 2012.  If the Company incurs increased raw material or other costs that it is unable to recoup through price increases, or experiences interruptions in its raw materials supply, our business, results of operations, financial condition and cash flows may be adversely affected.

Restructuring Charges

As a result of the macro-economic conditions discussed above and the continued financial challenges facing the Company, the Company initiated a restructuring plan in late 2011 that focused on reducing overall operating expenses by including manufacturing and other cost reduction initiatives. The 2012 restructuring charges included in continuing operations for the six months ended June 30, 2012 are primarily related to workforce reductions of $0.4 million at the bottom-weight woven fabric segment’s White Oak and Parras Cone denim facilities, $0.3 million at the commission finishing segment’s Carlisle facility, and $0.1 million related to various administrative functions to improve efficiencies. The provision for restructuring charges included in continuing operations of less than $0.1 million in the six months ended June 30, 2011 was primarily related to the Company’s multi-segment selling and administrative cost reduction plan.

Results of Operations

Net sales and income (loss) from continuing operations before income taxes for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense) - net.  Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the three months ended June 30, 2012 and 2011 were primarily attributable to commission finishing sales of $0.9 million and $5.5 million, respectively.   Intersegment net sales for the six months ended June 30, 2012 and 2011 were primarily attributable to commission finishing sales of $5.8 million and $10.6 million, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net Sales:
Bottom-weight Woven Fabrics	$147,561	$153,346	$288,531	$289,112
Commission Finishing	8,480	11,647	20,319	22,337
Narrow Fabrics	7,729	7,643	15,259	14,308
All Other	273	232	461	411
	164,043	172,868	324,570	326,168
Intersegment sales	(942)	(5,524)	(5,812)	(10,563)
	$163,101	$167,344	$318,758	$315,605

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$6,206	$10,293	$7,665	$18,818
Commission Finishing	(82)	(180)	325	(44)
Narrow Fabrics	(720)	(379)	(1,081)	(706)
All Other	(881)	(891)	(1,767)	(1,791)
Total reportable segments	4,523	8,843	5,142	16,277
Corporate expenses	(3,589)	(4,711)	(6,323)	(8,747)
Other operating income - net	216	310	219	713
Restructuring charges	(700)	0	(833)	(14)
Interest expense	(13,540)	(10,875)	(26,644)	(21,641)
Other income (expense) - net	(10)	(1,968)	(2,155)	(3,293)
	(13,100)	(8,401)	(30,594)	(16,705)
Income tax expense	(485)	(1,040)	(1,375)	(2,054)
Equity in income (loss) of unconsolidated affiliates	19	78	(359)	54
Loss from continuing operations	(13,566)	(9,363)	(32,328)	(18,705)
Discontinued operations:
Loss from discontinued operations, net of taxes	(1,621)	(4,394)	(5,338)	(9,103)
Loss on deconsolidation of subsidiary	(22,204)	—	(22,204)	—
Gain (loss) on disposal, net of taxes	—	(44)	—	2,066
Loss from discontinued operations	(23,825)	(4,438)	(27,542)	(7,037)
Net loss	(37,391)	(13,801)	(59,870)	(25,742)
Less: net loss attributable to noncontrolling interests	(792)	(2,335)	(2,666)	(4,354)
Net loss attributable to International Textile Group, Inc.	$(36,599)	$(11,466)	$(57,204)	$(21,388)

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

Consolidated: Consolidated net sales in the three months ended June 30, 2012 and 2011 were $163.1 million and $167.3 million, respectively, a decrease of $4.2 million, or 2.5%, in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This decrease was primarily due to volume declines in the government uniform (mainly foreign military), technical fabrics and denim fabric businesses due to increased pricing pressures, higher cotton costs not fully covered in price increases, certain foreign political factors, and continued general unfavorable economic conditions affecting those markets. These decreases were partially offset by an improved product mix in the Company’s technical fabrics business and higher selling prices charged to recover higher raw material costs in some of the Company’s other businesses. Net sales also increased due to sales volume increases primarily in the airbag business and in the Company’s synthetic fabrics greenfield operation in China due to improved economic conditions in the automotive industry and selected synthetic fabrics retail apparel markets.

Gross profit in the three months ended June 30, 2012 was $12.9 million, or 7.9% of net sales in the three months ended June 30, 2012, compared to $16.3 million in the three months ended June 30, 2011, or 9.8% of net sales. Gross profit margins were negatively impacted primarily by manufacturing inefficiencies at certain locations due to volume declines as well as higher raw material and energy costs in most of the Company’s businesses. Operating income in the three months ended June 30, 2012 was $0.5 million compared to $4.4 million in the three months ended June 30, 2011 with such reduction primarily due to the lower gross profit margins described above. Also affecting operating income were higher restructuring charges of $0.7 million, partially offset by lower selling and administrative expenses, each as described below.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment were $147.6 million in the three months ended June 30, 2012 compared to the $153.3 million recorded in the three months ended June 30, 2011. The decrease in sales of $5.7 million resulted from lower sales volumes of $13.2 million primarily in the denim and government uniform businesses due to general unfavorable economic conditions, certain foreign political factors, and increased pricing pressures due to higher cotton costs. Sales volumes also decreased, to a lesser extent, in certain of the technical fabrics businesses due to municipal government budget cuts. Declines in sales volumes in this segment were partially offset by $4.1 million of higher selling prices in certain businesses and improved product mix primarily as the result of the development of new higher margin products, as well as higher sales volumes of $3.4 million primarily in the airbag business and in the Company’s synthetic fabrics greenfield operation in China due to improved economic conditions in the automotive industry and selected synthetic fabrics retail apparel markets.

Income in the bottom-weight woven fabrics segment was $6.2 million in the three months ended June 30, 2012 compared to $10.3 million in the three months ended June 30, 2011. The decrease in income was primarily due to higher inventory costs from manufacturing inefficiencies of $6.3 million at certain locations as a result of volume declines, lower sales prices of $0.3 million and higher raw material and energy costs of $1.4 million. These reductions were partially offset by an improved product mix of $1.0 million primarily in the technical fabrics business, lower labor costs of $0.7 million due to reduced production volumes, and favorable impacts from changes in foreign currency exchange rates of $2.1 million.

Commission Finishing: Net sales in the commission finishing segment were $8.5 million in the three months ended June 30, 2012 compared to $11.6 million in the three months ended June 30, 2011. The decrease from the prior year period was primarily due to sales volume decreases of $4.6 million resulting from decreased sales to certain U.S. and foreign militaries as a result of government budget cuts and certain foreign political factors, partially offset by $0.8 million primarily from new orders resulting from the Company’s ability to meet certain shading and quality standards which its competitors could not meet. Commission finishing markets in the 2012 period were also positively affected by the addition of new customers and an improved product mix in the traditional commission finishing business. Loss in the commission finishing segment was $0.1 million in the three months ended June 30, 2012 compared to $0.2 million in the three months ended June 30, 2011. The improvement in operating results was primarily due to lower raw material, energy and labor costs, partially offset by manufacturing inefficiencies.

Narrow Fabrics: Net sales in the narrow fabrics segment were $7.7 million and $7.6 million in the three months ended June 30, 2012 and 2011, respectively. The increase from the prior year was primarily due to $0.8 million of higher selling prices to recover higher raw material costs and a more favorable product mix related to certain government contracts, partially offset by lower sales volumes of $0.7 million primarily related to certain government budget pressures. Loss in the narrow fabrics segment was $0.7 million in the three months ended June 30, 2012, compared to $0.4 million in the three months ended June 30, 2011. The decrease in operating results was primarily due to higher raw material and labor costs of $0.5 million, partially offset by higher selling prices of $0.3 million.

All Other: Net sales in the all other segment in the three months ended June 30, 2012 and 2011 were $0.3 million and $0.2 million, respectively. The increase from the prior year period was primarily due to higher sales in the Company’s transportation business. Loss in the all other segment was $0.9 million in the three months ended June 30, 2012 and 2011. Operating losses in this segment were primarily due to depreciation and other carrying costs related to the idled Cone Denim de Nicaragua facility.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $11.9 million in the three months ended June 30, 2012 and $12.2 million in the three months ended June 30, 2011. As a percentage of net sales, this expense was 7.3% in the three months ended June 30, 2012 and 2011. Selling and administrative expenses decreased in the three months ended June 30, 2012 primarily due to lower costs related to bad debts, professional fees, insurance and travel, as well as lower salaries due to recent restructuring initiatives, partially offset by higher employee medical and disability claim costs.

OTHER OPERATING INCOME—NET: Other operating income–net in the three months ended June 30, 2012 and 2011 included net gains related to the disposal of miscellaneous property and equipment of $0.2 million and $0.3 million, respectively.

RESTRUCTURING CHARGES: Loss from continuing operations included restructuring charges in the three months ended June 30, 2012 of $0.7 million and $0.0 million in the three months ended June 30, 2011 as a result of cost saving initiatives as well as the outlook for lower product demand at the White Oak and Carlisle facilities. Such 2012 restructuring charges included severance and other termination benefits for workforce reductions of $0.3 million at the Carlisle finishing facility, $0.2 million at the Parras Cone denim facility, $0.1 million at the White Oak denim facility, and $0.1 million related to the Company’s ongoing multi-segment selling and administrative cost reduction plan.

INTEREST EXPENSE:  Interest expense of $13.5 million in the three months ended June 30, 2012 was $2.6 million higher than interest expense of $10.9 million in the three months ended June 30, 2011 due to higher outstanding balances on the Company’s senior subordinated notes (the “Notes”), the Company’s unsecured subordinated notes and the Company’s U.S. revolving loans. Non-cash payable in-kind interest expense on the Company’s unsecured subordinated notes and on the Notes was $9.5 million in the three months ended June 30, 2012 and $7.8 million in the three months ended June 30, 2011, including $8.9 million and $7.4 million, respectively, of non-cash related party interest expense. Additionally, the Company incurred higher interest costs in the three months ended June 30, 2012 due to increased penalty interest amounts required to be paid on a portion of the Notes and on the Cone Denim de Nicaragua term loan principal in arrears (see “Liquidity and Capital Resources” below).

OTHER INCOME (EXPENSE)—NET: In the three months ended June 30, 2012 and 2011, the Company paid or accrued $0.7 million and $4.6 million, respectively, in legal fees not related to current operations. In the three months ended June 30, 2012 and 2011, the Company recorded $0.0 million and $3.1 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company. Other expense - net in the three months ended June 30, 2012 and 2011 also included foreign currency exchange gains (losses) of $0.5 million and $(0.6) million, respectively, related to the Company’s operations in Mexico and China. Additionally, in the three months ended June 30, 2012 and 2011, the Company recorded $0.2 million and $0.0 million, respectively, related to unrealized gains on derivative instruments included in other expense - net.

INCOME TAX EXPENSE: Income tax expense was $0.5 million in the three months ended June 30, 2012 in comparison with $1.0 million in the three months ended June 30, 2011. Income tax expense was lower in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to lower taxable income in Mexico and lower foreign withholding taxes as a result of less cash being remitted to the U.S. from certain of the Company’s foreign subsidiaries. The Company has tax holidays in certain jurisdictions that provide for a zero percent tax rate or a reduced tax rate for a defined number of taxable years in these jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense for the three months ended June 30, 2012 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $4.3 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets and $2.0 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.2 million and certain foreign and domestic business expenses that are not deductible. Income tax expense for the three months ended June 30, 2011 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $2.4 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets, $3.2 million related to foreign income tax rate differentials and adjustments, and certain foreign and domestic business expenses that are not deductible, partially offset by $0.2 million of state income taxes.

DISCONTINUED OPERATIONS: Net sales in the Company’s discontinued ITG-PP business, which was deconsolidated on May 25, 2012, were $0.0 million and $8.4 million in the three months ended June 30, 2012 and 2011, respectively, and loss from discontinued operations, net of income taxes, was $1.6 million and $4.4 million, respectively, in the same periods. The Company recorded a loss on deconsolidation of the ITG-PP business of $22.2 million in the three months ended June 30, 2012, which is also included in discontinued operations, of which $22.0 million is a non-cash loss.

NONCONTROLLING INTERESTS: Net losses attributable to noncontrolling interests were $0.8 million in the three months ended June 30, 2012 and $2.3 million in the three months ended June 30, 2011. Net losses attributable to noncontrolling interests in the three months ended June 30, 2012, as compared to the 2011 period, were primarily impacted by reduced losses at the Company’s joint venture in Vietnam due to the idling of this facility in January 2012 and subsequent deconsolidation in May 2012 as described above.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

Consolidated: Consolidated net sales in the six months ended June 30, 2012 and 2011 were $318.8 million and $315.6 million, respectively, an increase of $3.2 million, or 1.0%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This increase was primarily due to an improved product mix in the Company’s technical fabrics and airbag businesses and higher selling prices charged to recover higher raw material costs at most of the Company’s other businesses. Net sales also increased due to sales volume increases primarily in the airbag business, in the synthetic fabrics greenfield operation in China, and in certain commission finishing businesses, primarily due to improved economic conditions in the automotive industry and selected synthetic fabrics retail apparel markets, as well as due to the acquisition of new programs and customers. These increases were partially offset by volume declines in most of the Company’s other product lines primarily due to continued general unfavorable economic conditions affecting those markets, increased pricing pressures, certain foreign political factors and municipal government budget cuts affecting demand at certain businesses.

Gross profit in the six months ended June 30, 2012 was $22.3 million, or 7.0% of net sales in the six months ended June 30, 2012, compared to $32.2 million in the six months ended June 30, 2011, or 10.2% of net sales. Gross profit margins were negatively impacted primarily by manufacturing inefficiencies at certain locations due t o volume declines as well as higher raw material and energy costs in most of the Company’s businesses. Operating loss in the six months ended June 30, 2012 was $1.8 million compared to operating income of $8.2 million in the six months ended June 30, 2011 with such reduction in operating results primarily due to the lower gross profit margins described above.  Also affecting operating results were higher restructuring charges of $0.8 million, partially offset by lower selling and administrative expenses, each as described below.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment in the six months ended June 30, 2012, were $288.5 million compared to $289.1 million recorded in the six months ended June 30, 2011. The decrease in sales of $0.6 million resulted from lower sales volumes of $28.4 million primarily in the denim and government uniform businesses due to general unfavorable economic conditions, certain foreign political factors, and increased pricing pressures. Sales volumes also decreased, to a lesser extent, in certain of the technical fabrics businesses due to municipal government budget cuts. Declines in sales volumes in this segment were partially offset by $19.9 million of higher selling prices in certain businesses and improved product mix primarily as the result of the development of new higher margin products, as well as higher sales volumes of $7.9 million primarily in the airbag business and in the Company’s synthetic fabrics greenfield operation in China due to improved economic conditions in the automotive industry and selected synthetic fabrics retail apparel markets.

Income in the bottom-weight woven fabrics segment was $7.7 million in the six months ended June 30, 2012 compared to $18.8 million in the six months ended June 30, 2011. The decrease in income was primarily due to manufacturing inefficiencies of $6.6 million at certain locations due to volume declines, lower sales prices of $9.1 million and higher raw material and energy costs of $3.3 million. These reductions were partially offset by an improved product mix of $3.3 million primarily in the technical fabrics business, lower labor costs of $1.6 million due to reduced production volumes, and favorable impacts from changes in foreign currency exchange rates of $3.0 million.

Commission Finishing: Net sales in the commission finishing segment were $20.3 million in the six months ended June 30, 2012 compared to $22.3 million in the six months ended June 30, 2011. The decrease from the prior year period was primarily due to sales volume decreases of $5.0 million resulting from decreased sales to certain U.S. and foreign militaries as a result of government budget cuts and certain foreign political factors, partially offset by $1.9 million primarily from new orders resulting from the Company’s ability to meet certain shading and quality standards which competitors could not meet. Commission finishing markets in the 2012 period were also positively affected by the addition of new customers and higher selling prices in the traditional commission finishing business. Income in the commission finishing segment was $0.3 million in the six months ended June 30, 2012 compared to $0.0 million in the six months ended June 30, 2011. The improvement in operating results was primarily due to an improved product mix and lower energy and labor costs, partially offset by manufacturing inefficiencies.

Narrow Fabrics: Net sales in the narrow fabrics segment were $15.3 million and $14.3 million in the six months ended June 30, 2012 and 2011, respectively. The increase from the prior year was primarily due to $1.4 million related to higher selling prices to recover higher raw material costs and a more favorable product mix related to certain government contracts, partially offset by lower sales volumes of $0.4 million primarily related to certain government budget pressures. Loss in the narrow fabrics segment was $1.1 million in the six months ended June 30, 2012, compared to $0.7 million in the six months ended June 30, 2011. The decrease in operating results was primarily due to a less favorable product mix of $0.2 million, $0.8 million of higher raw material, labor and energy costs and manufacturing inefficiencies, partially offset by higher selling prices of $0.6 million.

All Other: Net sales in the all other segment in the six months ended June 30, 2012 and 2011 were $0.5 million and $0.4 million, respectively. The increase from the prior year period was primarily due to higher sales in the Company’s transportation business. Loss in the all other segment was $1.8 million in the six months ended June 30, 2012 and 2011. Operating losses in this segment were primarily due to depreciation and other carrying costs related to the idled Cone Denim de Nicaragua facility.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $23.5 million in the six months ended June 30, 2012 and $24.7 million in the six months ended June 30, 2011. As a percentage of net sales, this expense was 7.4% in the six months ended June 30, 2012 and 7.8% in the six months ended June 30, 2011. Selling and administrative expenses decreased in the six months ended June 30, 2012 primarily due to lower costs related to bad debts, bank and professional fees, communications and travel, as well as lower salaries due to recent restructuring initiatives, partially offset by higher employee medical and disability claim costs.

OTHER OPERATING INCOME—NET: Other operating income–net in the six months ended June 30, 2012 and 2011 included net gains related to the disposal of miscellaneous property and equipment of $0.2 million and $0.7 million, respectively.

RESTRUCTURING CHARGES: Loss from continuing operations includes restructuring charges in the six months ended June 30, 2012 of $0.8 million and less than $0.1 million in the six months ended June 30, 2011 as a result of cost saving initiatives as well as the outlook for lower product demand at the White Oak and Carlisle facilities. Such 2012 restructuring charges include workforce reductions at the Carlisle finishing facility of $0.3 million, $0.2 million at the Parras Cone denim facility, and $0.2 million at the White Oak denim facility. Also, the provisions for restructuring charges in the six months ended June 30, 2012 and 2011 include severance and other termination benefits from the Company’s ongoing multi-segment selling and administrative cost reduction plan in the amounts of $0.1 million and less than $0.1 million, respectively.

INTEREST EXPENSE:  Interest expense of $26.6 million in the six months ended June 30, 2012 was $5.0 million higher than interest expense of $21.6 million in the six months ended June 30, 2011 due to higher outstanding balances on the Company’s Notes, the Company’s unsecured subordinated notes and the Company’s U.S. revolving and term loans. Non-cash payable in-kind interest expense on the Company’s unsecured subordinated notes and on the Notes was $18.3 million in the six months ended June 30, 2012 and $16.1 million in the six months ended June 30, 2011, including $17.2 million and $14.2 million, respectively, of non-cash related party interest expense. Additionally, the Company incurred higher interest costs in the six months ended June 30, 2012 due to increased penalty interest payable on a portion of the Notes and on the Cone Denim de Nicaragua term loan principal in arrears, as well as a related party guaranty fee (see “Liquidity and Capital Resources” below).

OTHER INCOME (EXPENSE)—NET: In the six months ended June 30, 2012 and 2011, the Company paid or accrued $2.6 million and $7.9 million, respectively, in legal fees not related to current operations. In the six months ended June 30, 2012 and 2011, the Company recorded $0.9 million and $5.3 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company. Other expense - net in the six months ended June 30, 2012 and 2011 also included foreign currency exchange losses of $0.4 million and $0.9 million, respectively, related to the Company’s operations in Mexico and China.

INCOME TAX EXPENSE: Income tax expense was $1.4 million in the six months ended June 30, 2012 in comparison with $2.1 million in the six months ended June 30, 2011. Income tax expense was lower in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to lower taxable income in Mexico and lower foreign withholding taxes as a result of less cash being remitted to the U.S. from certain of the Company’s foreign subsidiaries. The Company has tax holidays in certain jurisdictions that provide for a zero percent tax rate or a reduced tax rate for a defined number of taxable years in these jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.  Income tax expense for the six months ended June 30, 2012 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $12.8 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets and $0.5 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.6 million and certain foreign and domestic business expenses that are not deductible. Income tax expense for the six months ended June 30, 2011 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $4.5 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets, $6.4 million related to foreign income tax rate differentials and adjustments, and certain foreign and domestic business expenses that are not deductible for tax purposes, partially offset by $0.4 million of state income taxes.

DISCONTINUED OPERATIONS: Net sales in the Company’s discontinued ITG-PP business, which was deconsolidated on May 25, 2012, were $6.2 million and $18.1 million in the six months ended June 30, 2012 and 2011, respectively, and loss from discontinued operations, net of income taxes, was $5.3 million and $9.1 million, respectively, in the same periods. The Company recorded a loss on deconsolidation of the ITG-PP business of $22.2 million in the six months ended June 30, 2012, which is also included in discontinued operations, of which $22.0 million is a non-cash loss. Net sales in the Company’s discontinued jacquard fabrics business, which was sold on June 30, 2011, were $0.0 million and $3.6 million in the six months ended June 30, 2012 and 2011, respectively, and loss from discontinued operations, net of income taxes, was $0.0 million and $0.1 million, respectively, in the same periods. The Company recorded a gain on the disposal of the jacquards fabrics business of $2.1 million in the six months ended June 30, 2011, which is also included in discontinued operations.

NONCONTROLLING INTERESTS: Net losses attributable to noncontrolling interests were $2.7 million in the six months ended June 30, 2012 and $4.4 million in the six months ended June 30, 2011. Net losses attributable to noncontrolling interests in the six months ended June 30, 2012, as compared to the 2011 period, were primarily impacted by reduced losses at the Company’s joint venture in Vietnam due to the idling of this facility in January 2012 and subsequent deconsolidation in May 2012 as described above.

Liquidity and Capital Resources

The Company and certain of its U.S. subsidiaries are party to a $105.5 million Amended and Restated Credit Agreement (the “2011 Credit Agreement”) and a wholly-owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Morelos”), is party to a $20.0 million term loan facility (the “Mexican Term Loan”). The 2011 Credit Agreement matures in 2015 and originally provided for an $85.0 million revolving credit facility and a $20.5 million term loan facility. The Mexican Term Loan matures in March 2016. In connection with the Mexican Term Loan, a wholly-owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), also entered into a receivables factoring agreement. See “Revolving and Term Loans and Factoring Agreements” below for a further discussion of the 2011 Credit Agreement and the Mexican Term Loan and related factoring facility. The Company has obtained amendments or consents to various of its credit facilities to extend the maturity dates of its Tranche A Notes and Tranche B Notes (defined below) to June 2013 and June 2015, respectively, and to extend the maturity date of its debt at Jiaxing Burlington Textile Company Limited to August 2013. See “Senior Subordinated Notes” below for the classification of the Tranche A Notes on the June 30, 2012 and December 31, 2011 consolidated balance sheets.

The Company has a significant amount of debt outstanding. A substantial portion of the Company’s debt is payable by various of the Company’s subsidiaries organized in foreign jurisdictions and is non-recourse to the ITG parent company. In addition, a substantial portion of the Company’s debt, $136.5 million at June 30, 2012, is payable to related parties (namely, certain entities affiliated with Wilbur L. Ross., Jr., the Company’s chairman of the board). However, $112.5 million of such related party debt that was outstanding on July 24, 2012 was exchanged for newly issued shares of a newly-designated series of Series C Preferred Stock (see Note 16 to the Notes to Consolidated Financial Statements included herein). As a result of the foregoing, the Company’s total debt, as reported on its consolidated balance sheet, has been reduced by approximately $112.5 million as of July 24, 2012. Furthermore, the Company’s annual interest expense burden will be reduced by approximately $21.0 million per year and the Company’s U.S operations will benefit from a positive stockholders’ equity position.The following table presents a summary of the Company’s debt obligations payable to third parties as of June 30, 2012 (in thousands). Amounts in the column labeled “U.S.” represent debt guaranteed by, or otherwise with recourse to, the ITG parent company. Amounts in the column labeled “International” represent debt not guaranteed by, or with recourse to, the ITG parent company.

	U.S.	International	Total

Current portion of long-term debt	$3,329	$40,091	$43,420
Callable long-term debt classified as current	15,316	38,006	53,322
Short-term borrowings	4,388	34,996	39,384
	23,033	113,093	136,126
Bank debt and other long-term obligations, net of current maturities	75,494	14,210	89,704
Total third party debt	$98,527	$127,303	$225,830

The ITG parent company (U.S.) has also guaranteed an additional $7.4 million through stand-by letters of credit not included in the table above.

None of the Company’s Tranche B Notes payable to related parties in the amount of $136.5 million at June 30, 2012 is current or short-term. Notwithstanding the non-recourse nature of a significant portion of the debt in the table above, the failure by any of the Company’s international subsidiaries to timely meet their respective obligations when due could materially adversely impact the Company’s ability to execute on its international initiatives strategy, or could otherwise result in the Company incurring significant non-cash impairment or other charges.

Due to the significant amount of debt currently due or becoming due in the next twelve months related to the Company’s international operations, the Company expects that it will be required to negotiate new financing agreements or obtain extensions related to existing financing agreements in order to manage its liquidity requirements in the next twelve months. The Company is currently evaluating all of its options related to the funding of required principal payments due currently or within the next twelve months, including the negotiation of amendments to extend the maturity dates of the Company’s international subsidiaries’ debt or the refinancing of such debt on terms acceptable to the Company. The Company has estimated that the fair value of its collateral is sufficient to satisfy its debt obligations. There can be no assurances as to the availability of any necessary financing and, if available, that any potential source of financing would be available on terms and conditions acceptable to the Company. The inability to complete any necessary financings at times, and on terms, acceptable to the Company, or the exercise of any available remedies by lenders, which could result in the acceleration of such indebtedness or, in some instances, the right to proceed against the underlying collateral, would negatively affect the Company’s ability to execute on its international initiatives strategy and have a material adverse effect on the Company’s financial condition and future results of operations.

During the six months ended June 30, 2012, the Company’s principal uses of cash were to fund operations related to working capital needs; capital expenditures; pension plan contributions, and payment of principal, interest and fees on various indebtedness. In response to losses incurred by the Company and significant working capital needs due to high raw material costs that strained the Company’s liquidity in 2011 and, to a lesser extent, in the first six months of 2012, we have continued to take actions to restructure our global operations and to aggressively reduce our costs. Our significant leverage may adversely affect our business and financial performance and restrict our operating flexibility. The level of our indebtedness and our ongoing cash flow requirements expose the Company to a risk that continued or additional adverse economic developments or adverse developments in our business could make it difficult to meet the financial and operating covenants contained in our credit facilities. Our success in generating future cash flows will depend, in part, on our ability to manage working capital efficiently, reduce operating costs at our plants, increase selling prices to offset higher raw material or other costs and increase volumes and revenue in all segments of our business. (See “Business and Industry Trends” above for certain matters related to raw material costs).

The accompanying consolidated financial statements include certain financial instruments, the fair market value of which may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of June 30, 2012 related to expected yield, the Company estimated that the fair values of its Senior Subordinated Notes and its unsecured subordinated notes were approximately the principal plus accrued interest at June 30, 2012 (see above disclosure related to the exchange of the unsecured subordinated notes for newly issued shares of a newly-designated series of Series C Preferred Stock on July 24, 2012). The estimate of fair value of the Company’s borrowings under its various bank loans and other financial instruments generally approximates the carrying values at June 30, 2012 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates.

Cash Flows and Working Capital

During the six months ended June 30, 2012, the Company’s principal source of funds consisted of revolving loan availability under bank loans and the sale of certain accounts receivable under factoring agreements. The primary cash requirements of our business include debt service arrangements, working capital needs, costs for employee labor and benefits, and for capital expenditures. Working capital needs increased significantly during 2011 due to significantly higher raw material costs, especially cotton and wool. Increased sales and positive earnings are critical for the Company to ensure sources of funds and compliance with the Company’s debt covenants in the future; however, the Company can provide no assurances that consumers or retailers will not defer purchases due to uncertainty with current and future global economic conditions which could reduce our cash and result in a material adverse effect on our financial condition and results of operations.

The Company’s operating cash flows are subject to a number of factors, including but not limited to, earnings, sensitivities to raw material and other costs, and foreign currency exchange rates and transactions. Because raw material costs generally represent greater than 50% of our cost of goods sold, in periods of rising commodity (e.g., cotton and wool) costs, the Company consumes more cash in operating activities due to increases in accounts receivable (when the Company is able to pass along such cost increases to customers) and inventory costs, which are typically partially offset by the increased balance of accounts payable. There can be no assurances that the Company will not be negatively affected by changes in general economic, industry specific, financial market, legislative, competitive or regulatory factors, or that it will be able to pass along cost increases to its customers, any of which could materially adversely impact the Company’s financial condition and results of operations.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

OPERATING ACTIVITIES: Net cash provided by operating activities was $10.7 million in the six months ended June 30, 2012 compared to net cash used in operating activities of $28.5 million in the six months ended June 30, 2011. The higher cash flows were primarily related to a reduction in working capital resulting from a decrease in inventories and accounts payable due to lower raw material costs in inventory in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Such improvements were partially offset by an increase in operating losses in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

INVESTING ACTIVITIES: Net cash used in investing activities was $0.3 million in the six months ended June 30, 2012 compared to net cash provided by investing activities of $6.3 million in the six months ended June 30, 2011. In the six months ended June 30, 2012 and 2011, the Company received net cash proceeds of $0.0 million and $6.1 million related to the sale of the jacquards fabrics business, respectively, and $0.4 million and $1.4 million from the sale of other property, plant and equipment, respectively. Capital expenditures were $0.4 million in the six months ended June 30, 2012 and $1.3 million in the six months ended June 30, 2011, and capital expenditures are projected to be approximately $5.5 million to $6.5 million for 2012. Investing activities in the six months ended June 30, 2012 also included $0.1 million of investments in and advances to the Company’s unconsolidated affiliates and a cash decrease of $0.2 million related to the deconsolidation of ITG-PP.

FINANCING ACTIVITIES: Net cash used in financing activities of $11.0 million in the six months ended June 30, 2012 reflects net repayments of short-term bank borrowings of $10.6 million primarily related to Cone Denim (Jiaxing) Limited and U.S. cotton financing, repayments of term loans and capital lease obligations of $7.7 million, and payment of financing fees of $0.2 million, partially offset by net proceeds of $7.5 million from bank revolving loans. Net cash provided by financing activities of $24.8 million in the six months ended June 30, 2011 reflects the net effects of the Company’s March 2011 debt refinancing activities as well as net proceeds of $28.2 million under bank revolving loans, net proceeds from short-term bank borrowings of $13.0 million related mainly to Cone Denim (Jiaxing) Limited, proceeds from the issuance of $2.0 million of Notes, and repayments of term loans and capital lease obligations of $19.3 million. Refinancing activities included proceeds from the issuance of new term loans of $40.5 million, the repayment of maturing term loans of $6.6 million, proceeds from new bank revolving lines of credit of $48.0 million, the repayment of the maturing revolving line of credit of $38.6 million, the payment of financing fees of $2.6 million, and the repayment of the principal amount of certain Notes of $39.0 million using proceeds primarily from the refinanced bank debt and related activities. In addition, checks issued in excess of deposits decreased by $0.0 million and $0.6 million in the six months ended June 30, 2012 and 2011, respectively.

See Notes 5, 6 and 16 of the Notes to Consolidated Financial Statements included herein for a discussion of the Company’s long-term debt, short-term borrowings and preferred stock.

Commitments

As of June 30, 2012, the Company had raw material and service contract commitments totaling $37.2 million and capital expenditure commitments of less than $0.1 million. ITG plans to fund these obligations from cash generated from operations and, depending upon limitations in its various loan agreements and to the extent available to the Company, from a combination of borrowings under its 2011 Credit Agreement and other external sources of financing as management deems appropriate. ITG believes that future external financings may include, but may not be limited to, additional borrowings under existing, or any new, credit agreements, the issuance of equity or debt securities or additional funding from certain entities affiliated with the chairman of the Company’s board of directors, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

At December 31, 2011, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $15.6 million. The Company contributed $2.4 million to this plan during fiscal year 2011, and $1.3 million in the six months ended June 30, 2012. The Company estimates making total contributions in 2012 in the range of $2.0 million to $2.5 million. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employment reductions, if any, which may occur during any business restructuring) and other actuarial assumptions. For 2012, the Company has changed the expected long-term rate of return on this plan’s assets from 6.5% in 2011 to 5.5% primarily as a result of the effects of the recent and current economic environment. This change in assumption is not expected to have a material impact on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2012, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of June 30, 2012 or December 31, 2011, except as noted below.

In 2011, the Company entered into, among other things, the (i) Consent and Amendment No. 1 to the 2011 Credit Agreement, (ii) Amendment No. 2 to the 2011 Credit Agreement, (iii) Amendment No. 6 to the Note Purchase Agreement, (iv) Amendment No. 7 to the Note Purchase Agreement, and (v) Guaranty in favor of Fund IV. Such consent and amendments provided the Company, among other things, the requisite consents necessary to enter into and perform its obligations under the Guaranty. Pursuant to the Guaranty, the Company has agreed to guarantee the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company was required to pay Fund IV a letter of credit issuance fee of $0.2 million and is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of June 30, 2012, the total obligations under such letters of credit guaranteed by the Company were $6.5 million and, in the six months ended June 30, 2012 and 2011, the Company incurred guarantee fees of $0.3 million and $0.1 million, respectively. Since inception of the Guaranty, the Company has issued additional Tranche B Notes in the aggregate amount of $9.0 million in connection with such obligations. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

Derivative Instruments

There have been no material changes in the use of derivative instruments or in the methods that the Company accounts for such instruments from the information disclosed in the Company’s Annual Report. The Company does not designate its derivative instruments as hedges under hedge accounting rules. The fair value of derivative instruments recognized in the June 30, 2012 and December 31, 2011 consolidated balance sheets were not significant. The effect of derivative instruments on the consolidated statements of operations was not significant in the three and six months ended June 30, 2012 and 2011.

Critical Accounting Policies, Assumptions and Estimates

This management’s discussion and analysis of the Company’s financial position and results of operations is based on the Company’s unaudited consolidated financial statements and related notes. A summary of significant accounting policies applicable to the Company’s operations is disclosed in Note 1 to the Consolidated Financial Statements included in the Annual Report, and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. As of June 30, 2012, there were no changes in the nature of the Company’s then-existing critical accounting policies or the application of those policies from those disclosed in the Annual Report.

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

During the Company’s quarter ended June 30, 2012, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 5.           OTHER INFORMATION

The Company has been advised that its common stock is currently quoted on the OTC Markets Group Inc. (formerly known as Pink OTC Markets Inc.) over-the-counter “OTCQB” marketplace tier under the symbol “ITXN.”  The OTCQB marketplace tier includes securities of companies in the OTC Markets Group Inc. electronic quotation system that are registered and current in their reporting with the applicable regulatory authority, such as the SEC.  The Company’s common stock was quoted previously under the symbol ITXN.PK on the Pink OTC Markets Inc. electronic quotation system.  As a result of the significant concentration of stock ownership by affiliates of WLR, as described in the Annual Report, the level of public float of the Company’s common stock is extremely limited. There can be no assurances that an active trading market in the Company’s common stock will develop and, if it does develop, will be sustained.

ITEM 6.           EXHIBITS

10.1
Amendment No. 6 to Credit Agreement, dated as of June 14, 2012, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

10.2
Amendment No. 7 to Credit Agreement, dated as of July 25, 2012, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

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

INTERNATIONAL TEXTILE GROUP, INC.

August 10, 2012	By:	/s/ Gail A. Kuczkowski
Gail A. Kuczkowski Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)