Form 10-Q
period 2012-09-30
INTERNATIONAL TEXTILE GROUP INC
filed 2012-11-08
CIK 918964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of November 2, 2012, was 17,468,327.

			PAGE

PART I	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	4

		Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011	5

		Unaudited Consolidated Statements of Comprehensive Operations for the three and nine months ended September 30, 2012 and 2011	6

		Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	7

		Notes to Consolidated Financial Statements (Unaudited)	8 - 27

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28 - 39

	ITEM 4.	CONTROLS AND PROCEDURES	39

PART II	OTHER INFORMATION

	ITEM 6.	EXHIBITS	40

SIGNATURE			41

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

Forward-looking statements are inherently predictive and speculative and are not a guarantee of performance. No assurance can be given that any of such statements, or the results predicted thereby, will prove to be correct. All forward-looking statements are based on management’s current beliefs and assumptions, such as assumptions with respect to general economic and industry conditions, cost and availability of raw materials, the timing of full production at various international greenfield initiative locations, the ability to maintain compliance with the requirements under various credit facilities, national and international legislation and regulation, and potential financing sources and opportunities, among others, all of which in turn are based on currently available information and estimates. Any of these assumptions could prove inaccurate, which could cause actual results to differ materially from those contained in any forward-looking statement.

In addition to changes to the underlying beliefs and assumptions, developments with respect to important factors including, without limitation, the following, could cause our actual results to differ materially from those made or implied by any forward-looking statements:
•	national, regional and international economic conditions and the continued uncertain economic outlook;
•	our financial condition, which has placed us under financial stress and may put us at a competitive disadvantage compared to our competitors that have less debt;
•	our inability to repay or refinance our debt currently due or as it becomes due;
•	further actions by our lenders to accelerate any of our indebtedness or proceed against the collateral securing such indebtedness;
•	significant increases in the underlying interest rates on which our floating rate debt is based;
•	our ability to comply with the covenants in our financing agreements, or to obtain waivers of these covenants when and if necessary;
•	lower than anticipated demand for our products;
•	our international greenfield initiatives not producing the expected benefits, or our incurring asset impairments related thereto;
•	our ability to generate sufficient cash flows, maintain our liquidity and obtain funds for working capital related to our operations, specifically including our international greenfield initiatives;
•	our dependence on the success of, and our relationships with, our largest customers;
•	competitive pricing pressures on our sales, and our ability to achieve the level of cost reductions required to sustain global cost competitiveness;
•	significant increases in the prices of energy and raw materials, and our ability to plan for and respond to the impact of those changes;
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

•	changes in existing environmental laws or their interpretation, more vigorous enforcement by regulatory agencies or the discovery of currently unknown conditions; and
•	risks associated with cyber attacks and breaches, including, among other things, the gaining of unauthorized access to our systems, the corruption of data, and the disruption of our operations.

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

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,134	$3,987
Accounts receivable, less allowances of $950 and $1,096, respectively	87,222	73,250
Sundry notes and receivables	7,501	8,834
Inventories	108,614	140,079
Deferred income taxes	1,905	1,771
Prepaid expenses	4,049	3,770
Assets held for sale	93	307
Other current assets	2,078	1,063
Total current assets	214,596	233,061
Investments in and advances to unconsolidated affiliates	376	652
Property, plant and equipment, net	143,571	193,185
Intangibles and deferred charges, net	2,374	2,944
Goodwill	2,740	2,740
Deferred income taxes	2,134	1,892
Other assets	1,622	1,626
Total assets	$367,413	$436,100
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of bank debt and other long-term obligations	$46,628	$28,214
Callable long-term debt classified as current	53,968	65,552
Short-term borrowings	37,155	54,451
Accounts payable	52,799	51,325
Sundry payables and accrued liabilities	28,102	30,339
Income taxes payable	6,668	3,773
Deferred income taxes	4,107	3,225
Total current liabilities	229,427	236,879
Bank debt and other long-term obligations, net of current maturities	70,900	113,697
Senior subordinated notes - related party	140,735	128,626
Unsecured subordinated notes - related party	—	101,920
Income taxes payable	1,819	1,681
Deferred income taxes	2,344	2,124
Other liabilities	24,469	26,696
Total liabilities	469,694	611,623
Commitments and contingencies
Stockholders' deficit:
International Textile Group, Inc. stockholders' deficit:
Series C preferred stock (par value $0.01 per share; 5,000,000 shares authorized; 114,169 and zero shares issued and outstanding, and aggregate liquidation value of $113,680 and $0 at September 30, 2012 and December 31, 2011, respectively)	113,680	—
Series A convertible preferred stock (par value $0.01 per share; 13,000,000 and 12,000,000 shares authorized; 12,270,505 and 11,595,895 shares issued and outstanding; and aggregate liquidation value of $306,763 and $289,897 at September 30, 2012 and December 31, 2011, respectively)	306,763	289,897
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 shares issued and outstanding at September 30, 2012 and December 31, 2011)	175	175
Capital in excess of par value	41,922	60,488
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(557,747)	(502,639)
Accumulated other comprehensive loss, net of taxes	(6,705)	(7,225)
Total International Textile Group, Inc. stockholders’ deficit	(102,323)	(159,715)
Noncontrolling interests	42	(15,808)
Total stockholders' deficit	(102,281)	(175,523)
Total liabilities and stockholders' deficit	$367,413	$436,100

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP,  INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(As recast)		(As recast)
Net sales	$159,758	$179,472	$478,516	$495,077
Cost of goods sold	142,998	166,504	439,436	449,875
Gross profit	16,760	12,968	39,080	45,202
Selling and administrative expenses	10,385	13,841	33,915	38,402
Provision for (recovery of) bad debts	27	69	(2)	212
Other operating income - net	(9,169)	(3,252)	(9,388)	(3,965)
Restructuring charges (recoveries)	162	(5)	995	9
Income from operations	15,355	2,315	13,560	10,544
Non-operating other income (expense):
Interest income	7	62	49	310
Interest expense - related party	(5,464)	(7,562)	(22,658)	(21,774)
Interest expense - third party	(4,876)	(4,330)	(14,326)	(11,759)
Other income (expense) - net	(1,595)	(1,215)	(3,792)	(4,756)
Total non-operating other income (expense) - net	(11,928)	(13,045)	(40,727)	(37,979)
Income (loss) from continuing operations before income taxes and equity in income (losses) of unconsolidated affiliates	3,427	(10,730)	(27,167)	(27,435)
Income tax expense	(1,155)	(728)	(2,530)	(2,782)
Equity in income (losses) of unconsolidated affiliates	(22)	3	(381)	57
Income (loss) from continuing operations	2,250	(11,455)	(30,078)	(30,160)
Discontinued operations, net of taxes:
Loss from discontinued operations	(154)	(3,063)	(5,492)	(12,166)
Loss on deconsolidation of subsidiary	-	-	(22,204)	-
Gain on disposal	-	-	-	2,066
Loss from discontinued operations	(154)	(3,063)	(27,696)	(10,100)
Net income (loss)	2,096	(14,518)	(57,774)	(40,260)
Less: net loss attributable to noncontrolling interests	-	(2,545)	(2,666)	(6,899)
Net income (loss) attributable to International Textile Group, Inc.	$2,096	$(11,973)	$(55,108)	$(33,361)

Net income (loss) attributable to International Textile Group, Inc.	$2,096	$(11,973)	$(55,108)	$(33,361)
Accrued preferred stock dividends	(7,470)	(5,349)	(18,566)	(15,583)
Net loss attributable to common stock of International Textile Group, Inc.	$(5,374)	$(17,322)	$(73,674)	$(48,944)

Net loss per share attributable to common stock of International Textile Group, Inc., basic:
Loss from continuing operations	$(0.30)	$(0.94)	$(2.79)	$(2.58)
Loss from discontinued operations	(0.01)	(0.05)	(1.43)	(0.22)
	$(0.31)	$(0.99)	$(4.22)	$(2.80)
Net loss per share attributable to common stock of International Textile Group, Inc., diluted:
Loss from continuing operations	$(0.30)	$(0.94)	$(2.79)	$(2.58)
Loss from discontinued operations	(0.01)	(0.05)	(1.43)	(0.22)
	$(0.31)	$(0.99)	$(4.22)	$(2.80)

Weighted average number of shares outstanding - basic	17,468	17,468	17,468	17,468
Weighted average number of shares outstanding - diluted	17,468	17,468	17,468	17,468

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Comprehensive Operations
(Amounts in thousands)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$2,096	$(14,518)	$(57,774)	$(40,260)

Other comprehensive income, net of taxes:
Amortization of unrecognized net losses included in periodic benefit cost	173	119	520	358

Net comprehensive income (loss)	2,269	(14,399)	(57,254)	(39,902)

Less: net comprehensive loss attributable to noncontrolling interests	-	(2,545)	(2,666)	(6,899)

Net comprehensive income (loss) attributable to International Textile Group, Inc.	$2,269	$(11,854)	$(54,588)	$(33,003)

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
OPERATIONS
Net loss	$(57,774)	$(40,260)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Loss on deconsolidation of subsidiary	22,204	-
Gain on disposal of discontinued operations	-	(2,066)
Provision for (recovery of) bad debts	(1)	200
Depreciation and amortization of property, plant and equipment	13,485	15,211
Amortization of deferred financing costs	778	1,010
Deferred income taxes	517	1,000
Equity in (income) losses of unconsolidated affiliates	381	(57)
Gain on sale of assets	(204)	(781)
Noncash interest expense	24,454	24,110
Foreign currency exchange losses	659	1,266
Contributions to pension benefit plan	(1,759)	(1,921)
Payment of interest on payment-in-kind notes	-	(1,527)
Change in operating assets and liabilities:
Accounts receivable	(14,169)	(28,921)
Inventories	30,934	(38,580)
Other current assets	533	(1,730)
Accounts payable and accrued liabilities	6,685	37,146
Income taxes payable	2,480	(1,528)
Other	(92)	2,126
Net cash provided by (used in) operating activities	29,111	(35,302)

INVESTING
Capital expenditures	(839)	(2,319)
Investments in and advances to unconsolidated affiliates	(98)	(73)
Effect on cash from deconsolidation of subsidiary	(201)	-
Proceeds from sale of property, plant and equipment	757	1,569
Proceeds from sale of other assets, net	-	6,106
Net cash provided by (used in) investing activities	(381)	5,283

FINANCING
Proceeds from issuance of term loans	-	40,713
Repayment of term loans	(10,887)	(29,880)
Net borrowings (repayments) under revolver loans	(4,756)	85,477
Repayment of revolving loan facility at maturity	-	(38,577)
Net proceeds from (repayments of) short-term borrowings	(12,731)	10,239
Payment of financing fees	(187)	(2,590)
Repayment of capital lease obligations	(181)	(492)
Fees related to issuance of preferred stock	(490)	-
Proceeds from issuance of senior subordinated notes - related party	-	6,204
Payment of principal on payment-in-kind notes	-	(38,992)
Decrease in checks issued in excess of deposits	-	(740)
Net cash provided by (used in) financing activities	(29,232)	31,362

Effect of exchange rate changes on cash and cash equivalents	(351)	(594)
Net change in cash and cash equivalents	(853)	749
Cash and cash equivalents at beginning of period	3,987	3,890
Cash and cash equivalents at end of period	$3,134	$4,639

Supplemental disclosures of cash flow information:
Cash payments of income taxes, net	$829	$1,716
Cash payments for interest	$8,856	$8,650
Noncash investing and financing activities:
Accrued preferred stock dividends	$18,566	$15,583
Exchange of unsecured subordinated notes payable to related party for preferred stock	$112,469	$-
Issuance of note receivable for sale of assets	$-	$1,041
Debt incurred to settle financing costs	$-	$436

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1 Description of the Company and Basis of Presentation

International Textile Group, Inc. (“ITG”, the “Company”, “we”, “us” or “our”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations principally in the United States, China, and Mexico. The Company deconsolidated all operations related to its facility in Vietnam as of May 25, 2012. Accordingly, the financial position, results of operations and cash flows related to this business are not included in the Company’s consolidated financial statements subsequent to May 25, 2012 (see Note 2).

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

Financial Condition

The Company and its subsidiaries have a significant amount of debt outstanding under various credit facilities and agreements. A substantial portion of the Company’s debt is payable by various of the Company’s subsidiaries organized in foreign jurisdictions and is non-recourse to the ITG parent company. In addition, a substantial portion of the Company’s debt, $140.7 million at September 30, 2012, is payable to related parties (namely, certain entities affiliated with Wilbur L. Ross., Jr., the Company’s chairman of the board (collectively, the “WLR Affiliates”)).

The following table presents a summary of the Company’s debt obligations payable to third parties as of September 30, 2012 (in thousands). Amounts in the column labeled “U.S.” represent debt guaranteed by, or otherwise with recourse to, the ITG parent company. Amounts in the column labeled “International” represent debt not guaranteed by, or without recourse to, the ITG parent company.

	U.S.	International	Total

Current portion of long-term debt	$3,275	$43,353	$46,628
Callable long-term debt classified as current	15,962	38,006	53,968
Short-term borrowings	3,534	33,621	37,155
	22,771	114,980	137,751
Bank debt and other long-term obligations, net of current maturities	58,650	12,250	70,900
Total third party debt	$81,421	$127,230	$208,651

On July 24, 2012, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with the WLR Affiliates. Pursuant to the Exchange Agreement, the WLR Affiliates exchanged approximately $112.5 million of the Company’s unsecured subordinated notes – related party (see Note 5) held by the WLR Affiliates for 112,469.2232 shares of a newly designated series of preferred stock of the Company (the “Series C Preferred Stock”) (the “Debt Exchange”). As a result, the Company’s annual interest expense burden has been reduced by approximately $21.0 million and the Company’s U.S operations were in a positive stockholders’ equity position as of September 30, 2012 as compared to a stockholders' deficit position immediately prior to the Debt Exchange.  Also, on July 25, 2012, the Company completed the sale of certain “Burlington” trademark rights (the “Burlington IP Sale”) for gross proceeds of $6.0 million, and such proceeds were used to repay amounts outstanding under the Company’s U.S. revolving loan facility (see Note 5).

As of December 31, 2011 and continuing through the date hereof, the Company has not been in compliance with a covenant under the purchase agreement (the “Note Purchase Agreement”) relating to its senior subordinated notes (the “Notes”). Under the terms of the Note Purchase Agreement, such noncompliance constitutes an event of default that gives the holders thereof the right, among others, to declare all outstanding principal and accrued interest under the facility ($16.0 million at September 30, 2012) immediately due and payable, and to take possession of and dispose of certain assets of the Company after a 540 day waiting period. This waiting period commenced on April 27, 2012.  In connection with the foregoing, in March 2012, the Company and the other parties thereto entered in to an amendment to the Company's $105.5 million Amended and Restated Credit Agreement (the “2011 Credit Agreement”). This amendment, among other things waives, until March 31, 2013, any cross default under the 2011 Credit Agreement, which would otherwise have arisen as a result of the event of default under the Note Purchase Agreement. Amounts due and payable under the Note Purchase Agreement are subordinated in right of payment to all amounts outstanding under the 2011 Credit Agreement. No assurances can be given that the Company will be able to obtain any further necessary modifications, amendments or waivers to the 2011 Credit Agreement in the future, or concerning the timing or costs thereof.

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

The following table presents a condensed consolidated balance sheet (in thousands) of the Company’s U.S. operations as of September 30, 2012, which includes the recourse debt noted above along with the associated assets and liabilities maintained in the U.S.

Consolidated U.S. Operations as of September 30, 2012

Total current assets	$151,712
Investments in consolidated subsidiaries	194,167
Other long-term assets	35,778
Total assets	$381,657

Notes and accounts payable to related parties	$31,283
Other current liabilities	67,704
Total long-term liabilities	223,972
Total liabilities	322,959
Stockholders' equity:
Series C preferred stock	113,680
Series A convertible preferred stock	306,763
Common stock, treasury stock and paid-in-capital	38,200
Accumulated deficit	(393,381)
Accumulated other comprehensive loss, net of taxes	(6,564)
Total stockholders' equity	58,698
Total liabilities and stockholders' equity	$381,657

Business and Credit Concentrations

The Company’s business is dependent on the success of, and its relationships with, its largest customers. The loss of any key customer or a material slowdown in the business of one of its key customers could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position. No one customer accounted for 10% or more of the Company’s accounts receivable as of September 30, 2012, and one customer accounted for approximately 10% of the Company’s net sales in the 2011 fiscal year and in the nine months ended September 30, 2012.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in relevant financing documents that limit cash dividends they can pay and loans they may make to the Company. Of the Company’s consolidated cash balance of $3.1 million at September 30, 2012, approximately $0.2 million held by certain subsidiaries was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to various governmental statutes and regulations that restrict and/or limit loans and dividend payments they may make to the Company. At September 30, 2012, the Company’s proportionate share of restricted net assets of its consolidated subsidiaries was approximately $7.1 million.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment,” which amends the guidance in Accounting Standards Codification (“ASC”) 350 on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASC 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. ASU 2012-02 does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

Note 2 Deconsolidation, Discontinued Operations, and Long-Lived Assets Held for Sale

Deconsolidation of the ITG-Phong Phu Cotton-Based Fabrics and Garment Manufacturing Operations

The Company deconsolidated its cotton-based fabrics and garment manufacturing operations as of May 25, 2012. Since completion in December 2008 and after the significant economic downturn in 2008 and 2009, the Company’s ITG-Phong Phu Joint Venture (“ITG-PP”) facility experienced increasing capacity utilization but, through December 31, 2011, continued to incur operating losses primarily due to a shortage of available working capital resulting in plant curtailments, late customer deliveries and high air freight costs. As a result, the Company, with the assistance of an affiliate of the Company’s chairman of the board, made additional investments in ITG-PP during 2011. At December 31, 2011, this facility had not reached full capacity utilization and the Company remained in discussions with its joint venture partner to resolve certain disputes. The Company and its joint venture partner have entered into an arbitration process to resolve these disputes. As a result of such disputes, the Vietnam operation was idled beginning in January 2012.

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

On May 25, 2012, ITG-PP and Techcombank entered into an enforcement agreement (“the Enforcement Agreement”) pursuant to which Techcombank took possession of the Security Assets. The Enforcement Agreement provides, among other things, that Techcombank has the power to conduct a sale of the Security Assets, subject to a minimum selling price for the Security Assets of $40.0 million, subject to certain reductions. As of May 25, 2012, the outstanding amount of the Techcombank obligations was approximately $18.6 million, including accrued interest and fees, and the outstanding amount of the ITG parent company related party loans receivable from ITG-PP was approximately $35.9 million, including accrued interest. Under the Enforcement Agreement, proceeds from the sale of the Security Assets are to be applied in the following priority: (i) to pay certain legal and other costs, taxes and fees related to the sale, (ii) to repay all principal and interest under the ITG-PP term loan and short-term credit line agreement, and (iii) to repay principal and interest owed by ITG-PP to ITG under certain related party loans described above. Any excess proceeds from the sale of the Security Assets will be remitted to, or at the direction of, ITG-PP.

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

The Security Assets and the Kusters Equipment support the entire business operations of ITG-PP.  As a result of the execution of the Enforcement Agreement and the default under the lease agreement relating to the Kusters Equipment, the Company does not expect that it will regain control of such assets and that the loss of control of the ITG-PP assets is, therefore, not temporary. Consequently, ITG deconsolidated ITG-PP as of May 25, 2012. Accordingly, the financial position, results of operations and cash flows of ITG-PP are not included in the Company’s consolidated financial statements subsequent to May 25, 2012. The Company recorded a loss on deconsolidation of ITG-PP in the amount of $22.2 million in the nine months ended September 30, 2012, of which $22.0 million is a non-cash loss.

Sale of Jacquard Fabrics Business

On March 31, 2011, the Company sold certain assets related to its jacquard fabrics business, including accounts receivable, inventories, certain intellectual property, and property, plant and equipment. The purchase price included $6.4 million in cash and a non-interest bearing promissory note of $1.1 million, which was paid in eleven monthly installments through July 2012 (recorded with an initial discount of $0.1 million).

Presentation of Discontinued Operations

The results of operations related to the ITG-PP and jacquard fabrics business operations are presented as discontinued operations in the accompanying unaudited consolidated statements of operations for all periods presented. Prior year results of operations have been recast to conform to the current presentation. The Company allocates interest to discontinued operations based on debt that is required to be repaid from proceeds of the disposal transactions. No interest has been allocated to the ITG-PP discontinued operations in the three or nine months ended September 30, 2012 or 2011 due to the uncertainty of any amounts to be received by the ITG parent company. Net sales and certain other components included in discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales:
ITG-PP business	$—	$14,281	$6,180	$32,375
Jacquards fabrics business	$—	$—	$—	$3,609

Interest expense allocated to discontinued operations:
ITG-PP business	$—	$—	$—	$—
Jacquards fabrics business	$—	$—	$—	$90

Loss from discontinued opeations:
ITG-PP business	$(154)	$(3,063)	$(5,492)	$(12,116)
Jacquards fabrics business	$—	$—	$—	$(50)

Loss on deconsolidation of ITG-PP business	$—	$—	$(22,204)	$—

Gain on disposal of jacquards fabrics business	$—	$—	$—	$2,066

Long-Lived Assets Held for Sale

At September 30, 2012 and December 31, 2011, the Company had $0.1 million and $0.3 million, respectively, of long-lived assets held for sale related to certain buildings in the bottom-weight woven fabrics segment. Such long-lived assets held for sale are classified as current assets in the September 30, 2012 consolidated balance sheet because the Company expects to sell these assets within the twelve months following such date.

Note 3 Inventories

The major classes of inventory are as follows (in thousands):

	September 30, 2012	December 31, 2011

Raw materials	$12,804	$17,472
Work in process	36,819	45,139
Finished goods	46,881	63,874
Dyes, chemicals and supplies	12,110	13,594
	$108,614	$140,079

Note 4 Impairment Testing of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets pursuant to the provisions of FASB Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment”. No impairment charges related to property, plant and equipment had any impact on the Company’s cash flows or liquidity in any period presented. In addition, the decision by the Company to idle its Cone Denim de Nicaragua (“CDN”) facility in April 2009 requires the Company to test the recoverability of the value of CDN’s long-lived assets in the Company’s all other segment each quarter. Such recoverability reviews and tests, primarily based on fair value measured by prices for similar assets, did not result in any impairment charges in the three or nine months ended September 30, 2012 or 2011. The Company cannot predict the occurrence of any future events that might adversely affect the carrying value of long-lived assets. Any further decline in economic conditions could result in future impairment charges with respect to the Company’s long-lived assets, including any of its property, plant and equipment.

Note 5 Long-Term Debt and Short-Term Borrowings

Total outstanding long-term debt of the Company consisted of the following (in thousands). See Note 2 for a discussion of the deconsolidation of the ITG-PP business. See Notes 1 and 6 for a description of the exchange of the unsecured subordinated notes – related party for shares of Series C Preferred Stock.

	September 30, 2012	December 31, 2011
Revolving loans:
ITG, Inc.	$50,858	$59,992
Parras Cone de Mexico, S.A. de C.V. (1)	15,704	11,326
Term loans:
ITG, Inc.	10,779	14,035
Burlington Morelos S.A. de C.V. (1)	15,250	17,500
Cone Denim (Jiaxing) Limited (1)	20,247	23,280
Jiaxing Burlington Textile Company (1)	4,402	6,760
Cone Denim de Nicaragua (1)	38,006	38,006
ITG-Phong Phu Limited Company (1)	—	13,380
Other:
Senior subordinated notes	15,962	14,166
Senior subordinated notes - related party	140,735	128,626
Unsecured subordinated notes - related party	—	101,920
Capitalized lease obligations	263	8,922
Other notes payable	25	96
Total long-term debt	312,231	438,009
Less: current portion of long-term debt	(46,628)	(28,214)
Less: callable long-term debt classified as current	(53,968)	(65,552)
Total long-term portion of long-term debt	$211,635	$344,243

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

The U.S. Term Loan required the repayment of $0.5 million in principal per month from May 2011 to April 2012, and requires repayment of $0.3 million per month thereafter until maturity, at which date the entire remaining principal balance of the U.S. Term Loan is due. Borrowings under the 2011 Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option. At September 30, 2012, there was $50.9 million outstanding under the U.S. Revolver at a weighted average interest rate of 4.7% and $10.8 million outstanding under the U.S. Term Loan at a weighted average interest rate of 4.2%. As of September 30, 2012, the Company had $12.1 million of standby letters of credit issued in the normal course of business, none of which had been drawn upon, that reduced the borrowing availability under the U.S. Revolver. At September 30, 2012, availability under the U.S. Revolver was approximately $16.6 million.

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

Under the 2011 Credit Agreement, the Company is required to maintain availability, or average adjusted availability (each as defined) at or above certain predefined levels, or certain limitations may be imposed on the Company, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. The following describes actions that may be taken, and margins, fees or limitations that may be imposed upon the Company, under the 2011 Credit Agreement at certain availability or average adjusted availability levels:

•
if average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company is restricted from making loans to, and/or investments in, its international subsidiaries, including its international greenfield initiatives. At September 30, 2012, average adjusted availability was approximately $13.3 million and availability was $16.6 million, and the Company was subject to such restrictions. Notwithstanding these restrictions, in June 2011, the Company and the lenders under the 2011 Credit Agreement entered into Consent and Amendment No. 1, and Amendment No. 2, to the 2011 Credit Agreement which together, among other things, provided the Company the ability to (i) make investments in ITG-PP in an amount up to $3.5 million, which investments were made in the form of loans to ITG-PP in June 2011, and (ii) enter into and perform its obligations under an amended Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of WLR Recovery Fund IV, L.P. (“Fund IV”), an affiliate of Wilbur L. Ross, Jr., not to exceed $15.5 million (see “Guarantees” below). Further, in June 2012, the Company and the lenders under the 2011 Credit Agreement entered into Amendment No. 6 to the 2011 Credit Agreement, which provides that either (i) such investments in ITG-PP are required to be repaid to the Company by ITG-PP no later than November 22, 2012 (see Note 2 related to a potential sale of the assets of ITG-PP) or (ii) the lenders under the 2011 Credit Agreement are entitled to receive payment under a $3.7 million letter of credit issued by Fund IV no later than December 22, 2012;

•
if availability is less than $17.5 million, the Company is required to comply with a specified fixed charge coverage ratio (as defined in the 2011 Credit Agreement). The Company was subject to, and in compliance with, such fixed charge coverage ratio as of September 30, 2012;

•
depending on average adjusted availability, the applicable margin added to LIBOR or other published bank interest rates for borrowings under the 2011 Credit Agreement can range from 3.25% to 3.75% (the weighted average applicable margin was 3.5% at September 30, 2012). In addition, depending on amounts borrowed and average adjusted availability, the U.S. Revolver requires the payment of an unused commitment fee in the range of 0.50% to 0.75% annually, payable monthly; and

•
if the Company’s excess availability (as defined in the 2011 Credit Agreement) falls below certain predefined levels, the lenders under the 2011 Credit Agreement can draw upon a standby letter of credit in the amount of $20.0 million issued by the WLR Affiliates; no such amounts have been drawn by the lenders as of September 30, 2012.

On March 23, 2011, a wholly-owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Morelos”), entered into a five year, $20.0 million term loan (the “Mexican Term Loan”) with Banco Nacional De Mexico, S.A., (“Banamex”). The obligations of Morelos under the Mexican Term Loan are in U.S. dollar loans and are secured by a pledge of all the accounts receivable, inventories, and property, plant and equipment of Morelos and its subsidiaries. The interest rate on borrowings under the Mexican Term Loan is variable at LIBOR plus 4%. At September 30, 2012, the amount outstanding under the Mexican Term Loan was $15.3 million at an interest rate of 4.2%. The Mexican Term Loan requires the repayment of $0.3 million in principal per month until February 2016, with the remaining principal balance due in March 2016.

The Mexican Term Loan contains customary provisions for default for agreements of this nature. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights as a secured party. The Mexican Term Loan also contains certain financial covenant requirements customary for agreements of this nature. As of September 30, 2012, the Company was in compliance with such covenants. In addition, Morelos and its subsidiaries are restricted under the Mexican Term Loan from making annual capital expenditures in excess of one percent of annual consolidated net sales of such consolidated group.

In connection with the Mexican Term Loan, on March 23, 2011, a wholly-owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a revolving receivables factoring agreement under which Parras Cone agreed to sell certain of its accounts receivable to Banamex, on a recourse basis. The amount of accounts receivable of Parras Cone that can be sold under this agreement, as amended, cannot exceed $20.0 million. At September 30, 2012, the amount of secured borrowings outstanding under the Mexican factoring agreement was $15.7 million, at an interest rate of 4.4%, which borrowings are collateralized by certain of Parras Cone’s trade accounts receivable in the aggregate amount of approximately $17.4 million. This agreement, as amended, expires on March 7, 2013.

In 2006 and 2007, Cone Denim (Jiaxing) Limited obtained financing from the Bank of China, that is non-recourse to the ITG parent company, to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars, which was used for the import of equipment to Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $20.2 million with a weighted average interest rate of 6.5% at September 30, 2012. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The agreement was amended in June 2012 to provide that the loan is to be repaid in the principal amounts of $1.0 million in the quarter ended September 30, 2012, $8.6 million in the quarter ending December 31, 2012 and $11.6 million in the quarter ending June 30, 2013. The term loan is secured by the building, machinery and equipment of this joint venture. The financing agreement also contains limitations on asset disposals.

The Company’s wholly-owned subsidiary, Jiaxing Burlington Textile Company, obtained project financing from China Construction Bank that is non-recourse to the ITG parent company. Such funding was used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB, at the option of the Company and subject to foreign currency exchange rate changes. The term loan is being repaid in quarterly installments of $0.8 million in each quarter of 2012 and $1.2 million in each of the first three quarters of 2013. The financing agreement has a maturity date of August 2013 and bears interest at six-month LIBOR plus 3.0% for U.S. dollar loans. The financing agreement provides the lender the right to immediately declare this debt due and payable if Jiaxing Burlington Textile Company incurs a book loss in excess of 5.0 million renminbi under Chinese generally accepted accounting principles during any calendar fiscal year through the date of maturity. As of September 30, 2012, Jiaxing Burlington Textile Company expects that it will be able to comply with this requirement. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At September 30, 2012, outstanding borrowings under this facility were $4.4 million (in U.S. dollar equivalents) with a weighted average interest rate of 6.7%. The loans are secured by the building, machinery and equipment of Jiaxing Burlington Textile Company. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In December 2007, CDN entered into a $37.0 million term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua that is non-recourse to the ITG parent company. The loan amounts were used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. Loans under this agreement are required to be repaid in up to 16 quarterly installments of $1.850 million, which began on September 15, 2010, with a final payment of $7.4 million due on September 15, 2014. The term loans bear interest at LIBOR plus a margin of 4%, and a late payment fee of 6% per annum is assessed on the amount of principal payments in arrears. As amended, the original term loans thereunder have been re-characterized either as senior loans, for which accrued interest thereon is required to be paid either as originally scheduled or, for certain portions of the interest accruing through June 15, 2010, the amounts have been converted to 12% junior loans. Interest on the junior loans is required to be repaid quarterly beginning on September 15, 2010 and continuing through September 15, 2014, with the principal amount of the junior loans due on September 15, 2014. Both the senior and junior loans are non-recourse to the Company, but are secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. At September 30, 2012, $37.0 million of senior loans with a total interest rate of 10.4%, and $1.0 million of junior loans, were outstanding under this facility.

In light of decisions by two of the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, in April 2009, the Company decided to idle this facility. Through September 30, 2012, CDN had not made $25.3 million of required term loan principal, interest and late fee payments, which constitutes a default. Upon a default, all amounts outstanding thereunder are immediately due and payable, penalty interest is charged at the rate of 6% per annum on outstanding balances, and the lenders thereunder have the right to proceed against the collateral securing such loans. In addition, as a result of the accumulated losses of CDN and pursuant to Nicaraguan law, the lenders under CDN’s term loan have certain rights in addition to those under the term loan agreement, including certain rights with respect to requiring the dissolution of CDN. To date, CDN’s lenders have not exercised these rights. The Company, as sponsor of CDN, has entered into a Project Funds and Subordination Agreement with the CDN lenders. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may, in certain instances, obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement). On July 26, 2010, the Company received a notice from Inter-American, which states that the Company, pursuant to the Project Funds and Subordination Agreement, was required to provide CDN a loan in the amount of $14.9 million no later than August 23, 2010. The Company has not provided such loan through the date hereof. The Company believes that such term loan is adequately secured, assuming an orderly disposition, if needed, although there can be no assurances in this regard. The Company is reserving all of its rights with respect thereto, and believes that any such loan ultimately would only be required if and to the extent that the loan under the term loan agreement is not adequately secured. Because of the uncertainties related to CDN and the related issues, the Company has classified the entire amount of such debt as current as of September 30, 2012 and December 31, 2011. The Company continues to evaluate all of its options with respect to CDN and its loans outstanding and continues to be in discussions with Inter-American with respect to the loan.

Senior Subordinated Notes

On June 6, 2007, the Company issued and sold $80.0 million of its senior subordinated notes with an original maturity date of June 6, 2011 (the “Notes”). Prior to the occurrence of a Qualified Issuance (as defined in the Note Purchase Agreement) of its debt and/or equity securities, interest on the Notes is payable in-kind (“PIK Interest”) on a quarterly basis, either by adding such interest to the principal amount of the Notes, or through the issuance of additional interest-bearing Notes. Upon the completion of a Qualified Issuance, 50% of the then-outstanding PIK Interest and 50% of the accrued but unpaid interest on the Tranche A Notes (defined below) will be immediately payable in cash. In addition, at each interest payment date occurring after the completion of a Qualified Issuance, 75% of the then-accrued but unpaid interest on the Notes will be payable in cash, and the remaining portion will continue to be payable in-kind.

At various times in 2009, the WLR Affiliates purchased from Note holders certain of the Notes with an original face amount of $57.5 million which were thereafter amended, restated and reissued in the form of Tranche B Notes, which are subordinate in right of payment and collateral to Notes held by third parties other than the WLR Affiliates with an original interest rate of 12% per annum (the “Tranche A Notes”). The Tranche B Notes are classified as “Senior subordinated notes - related party” in the Company’s accompanying consolidated balance sheet at September 30, 2012 and December 31, 2011. The interest rate on the Tranche B Notes was set at 12% per annum. In August 2010, the Company and the Note holders entered into the “Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes” (the “Consent Agreement”), which gave the Company the right to sell to the WLR Affiliates additional Tranche B Notes in an aggregate principal amount not to exceed $15.0 million, the proceeds of which were required to be used for investments in ITG-PP to be funded no later than January 31, 2011. The Company issued and sold $12.0 million of such Tranche B Notes prior to December 31, 2010 and issued and sold an additional $2.0 million of such Tranche B Notes through January 31, 2011. In 2011, the Company issued $9.0 million of additional Tranche B Notes in connection with the Guaranty (see “Guarantees” below).

On March 16, 2011, the Company entered into Amendment No. 4 to the Note Purchase Agreement (the “Fourth Note Purchase Agreement Amendment”). The Fourth Note Purchase Agreement Amendment, among other things, allowed the Company to enter into a factoring agreement with Bank of America, N.A. (“B of A”), pursuant to which the Company may sell certain of its trade accounts receivable to B of A on a non-recourse basis. The Company entered into this factoring agreement on March 17, 2011. On March 30, 2011, the Company entered into Amendment No. 5 to the Note Purchase Agreement (the “Fifth Note Purchase Agreement Amendment”). The Fifth Note Purchase Agreement Amendment, among other things, extended the maturity date of the Tranche A Notes to June 2013, extended the maturity date of the Tranche B Notes to June 2015, and eliminated the excess U.S. collateral coverage covenant contained in the Note Purchase Agreement. Also under the Fifth Note Purchase Agreement Amendment, the interest rate on the Tranche A Notes increases by 0.5% per annum at the beginning of each quarter until maturity, beginning on October 1, 2011, and the interest rate increases an additional 2.5% per annum after the occurrence of and during the continuance of an event of default (as defined in the Note Purchase Agreement). At September 30, 2012, the interest rate on the Tranche A Notes was 16.5% per annum.

In March 2011, the Company used $18.0 million of proceeds from the Mexican Term Loan and a related factoring facility, $20.5 million of proceeds from the 2011 Credit Agreement and $2.0 million of proceeds from the sale of the jacquards fabrics business to repay $40.5 million of the Tranche A Notes. At September 30, 2012, $156.7 million aggregate principal amount of the Notes was outstanding (of which $140.7 million was held by the WLR Affiliates, including PIK Interest).

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

As of December 31, 2011 and continuing through the date hereof, the Company has not been in compliance with a financial covenant under the Note Purchase Agreement. Under the terms of the Note Purchase Agreement, such noncompliance constitutes an event of default that gives the Tranche A Note holders the right, among others, to declare all outstanding principal and accrued interest under the facility immediately due and payable, and to take possession of and dispose of certain assets of the Company after a 540 day waiting period. This waiting period commenced on April 27, 2012 and does not end until after the stated maturity date of the Notes in June 2013. The Company has classified as current (“callable”) the entire amount of the Tranche A Notes ($16.0 million and $14.2 million as of September 30, 2012 and December 31, 2011, respectively) in accordance with GAAP. In March 2012, the Company entered into Limited Waiver and Amendment No. 5 to the 2011 Credit Agreement which waives any cross default and cross acceleration provision through March 31, 2013 in such agreement relating to the covenant violation under the Note Purchase Agreement. The Company continues to evaluate all of its options with respect to the Tranche A Notes and continues to be in discussions with the Tranche A Note holder relating to each party’s rights and obligations thereunder. The Company cannot provide any assurances as to its ability to obtain any necessary modifications, amendments or waivers, or the timing or costs thereof.

Unsecured Subordinated Notes—Related Party

On July 24, 2012, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with the WLR Affiliates. Pursuant to the Exchange Agreement, the WLR Affiliates released the Company in full from the Company’s obligations to the WLR Affiliates under approximately $112.5 million of the Company’s unsecured subordinated notes – related party in exchange for the issuance to the WLR Affiliates of an aggregate of 112,469.2232 shares of Series C Preferred Stock of the Company (see Notes 1 and 6). As a result, the Company’s total debt, as reported on its consolidated balance sheet, was reduced by approximately $112.5 million as of July 24, 2012. The unsecured subordinated notes had an interest rate of 18.0%, which was compounded semi-annually. Accrued but unpaid interest was converted to additional principal amounts on the last day of each September and March, and accrued interest through July 24, 2012 was converted to additional principal prior to the Debt Exchange.

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

Debt Maturities

As of September 30, 2012, aggregate maturities of long-term debt for each of the next five 12-month periods were as follows: $46.6 million, $6.0 million, $199.3 million, $6.3 million and $0.0 million. Because of the uncertainties related to the potential acceleration of the Cone Denim de Nicaragua term loan as described above, and due to the covenant violations under the Tranche A Notes as described above, the Company has classified the entire amount of the Cone Denim de Nicaragua debt, $38.0 million and the entire amount of the Tranche A Notes, $16.0 million, as current as of September 30, 2012, although such amounts are excluded from the aggregate maturities listed above.

Short-term Borrowings

The Company and certain of its subsidiaries have short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $37.2 million at September 30, 2012 and $54.5 million at December 31, 2011, with weighted average interest rates of 7.2% at each date (see Note 2 for a discussion of the ITG-PP debt facilities). At September 30, 2012, ITG and its U.S. subsidiaries have outstanding short-term financing from certain cotton and other suppliers in the amount of $3.5 million; Cone Denim (Jiaxing) Limited has outstanding short-term working capital loans in an aggregate amount of $30.4 million from various Chinese financial institutions, including $2.5 million guaranteed by a $2.8 million standby letter of credit with a WLR Affiliate; and Jiaxing Burlington Textile Company has outstanding short-term working capital loans from certain Chinese financial institutions in the amount of $3.2 million. These borrowings consist of lines of credit and other short-term credit facilities which are used primarily to fund working capital requirements within the respective entities.

Guarantees

FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of September 30, 2012, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of September 30, 2012 or December 31, 2011, except as noted below.

In 2011, the Company entered into, among other things, the (i) Consent and Amendment No. 1 to the 2011 Credit Agreement, (ii) Amendment No. 2 to the 2011 Credit Agreement, (iii) Amendment No. 6 to the Note Purchase Agreement, (iv) Amendment No. 7 to the Note Purchase Agreement, and (v) Guaranty in favor of Fund IV. Such consent and amendments provided the Company, among other things, the requisite consents necessary to enter into and perform its obligations under the Guaranty. Pursuant to the Guaranty, the Company has guaranteed the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company was required to pay Fund IV a letter of credit issuance fee of $0.2 million and is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of September 30, 2012, the total obligations under such letters of credit guaranteed by the Company were $6.5 million and, in the nine months ended September 30, 2012 and 2011, the Company incurred guarantee fees of $0.5 million and $0.1 million, respectively. Since inception of the Guaranty, the Company has issued additional Tranche B Notes in the aggregate amount of $9.0 million in connection with such obligations. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

Note 6 Stockholders’ Deficit

The components of stockholders’ deficit were as follows (in thousands):

		International Textile Group, Inc. Stockholders
	Series C preferred stock	Series A convertible preferred stock	Common stock	Capital in excess of par value	Treasury stock	Accumulated deficit	Accumu- lated other compre- hensive loss	Non- controlling interests	Total

Balance at December 31, 2011	$—	$289,897	$175	$60,488	$(411)	$(502,639)	$(7,225)	$(15,808)	$(175,523)
Comprehensive loss for the nine months ended September 30, 2012:
Net loss	—	—	—	—	—	(55,108)	—	(2,666)	(57,774)
Amortization of actuarial losses on benefit plans, net of taxes	—	—	—	—	—	—	520	—	520
Net comprehensive loss	—	—	—	—	—	(55,108)	520	(2,666)	(57,254)
Exchange of unsecured related party notes for Series C preferred stock	111,980	—	—	—	—	—	—	—	111,980
Deconsolidation of ITG-PP	—	—	—	—	—	—	—	18,516	18,516
Preferred stock dividends	1,700	16,866	—	(18,566)	—	—	—	—	—
Balance at September 30, 2012	$113,680	$306,763	$175	$41,922	$(411)	$(557,747)	$(6,705)	$42	$(102,281)

See Note 2 for a discussion of the deconsolidation of the discontinued ITG-PP cotton-based fabrics and garment manufacturing operations.

As of September 30, 2012, the Company had 100,000,000 shares of preferred stock authorized, including 5,000,000 shares of Series C Preferred Stock (the “Series C Preferred Stock”), of which 114,169 shares of Series C Preferred Stock were issued and outstanding at September 30, 2012 (none of which were issued and outstanding at December 31, 2011), 13,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 12,270,505 shares of Series A Preferred Stock were issued and outstanding at September 30, 2012 (11,595,895 shares issued and outstanding at December 31, 2011) and 5,000,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at September 30, 2012 or December 31, 2011. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

On July 24, 2012, the Company entered into a debt exchange agreement (the “Exchange Agreement”) with the WLR Affiliates.  Pursuant to the Exchange Agreement, the WLR Affiliates agreed to exchange approximately $112.5 million of the Company’s unsecured subordinated notes – related party (see Notes 1 and 5) held by the WLR Affiliates for 112,469.2232 shares of newly issued Series C Preferred Stock of the Company (the “Debt Exchange”).

The terms of the Series C Preferred Stock provide that, among other things:
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

•
dividends on the Series C Preferred Stock are cumulative and accrue and are payable quarterly, in arrears, when, as and if declared by the board out of funds legally available therefor, at an annual rate of 8.0%, and are payable in additional shares of Series C Preferred Stock;

•
shares of Series C Preferred Stock are redeemable at the option of the Company at any time upon notice to the holder thereof and payment of 100% of the Series C Preferred Stock Liquidation Value, plus accrued dividends; and

•
shares of Series C Preferred Stock generally do not have any voting rights except as may be prescribed under the Delaware General Corporation Law; provided, however, that for so long as any shares of Series C Preferred Stock are outstanding, certain fundamental corporate actions set forth in the Certificate of Designation of Series C Preferred Stock may not be taken without the consent or approval of the holders of 66 2/3% of the outstanding Series C Preferred Stock.

On June 29, 2012, the Company increased the total number of authorized shares of the Company’s Series A Convertible Preferred Stock from 12,000,000 to 13,000,000 shares. Shares of Series A Preferred Stock vote together with shares of the Company’s common stock on all matters submitted to a vote of the Company’s stockholders. Each share of Series A Preferred Stock is entitled to one vote per share on all such matters. Each share of the Series A Preferred Stock is convertible, at the option of the holder thereof, into 2.5978 shares of the Company’s common stock. Notwithstanding the foregoing, however, for a period of up to six months from and after the time of an initial filing by the Company relating to a Public Offering (as defined in the Certificate of Designation of Series A Convertible Preferred Stock), any then-applicable conversion rights would be suspended. Upon the consummation of any such Public Offering, each share of Series A Preferred Stock will automatically convert into a number of shares of the Company’s common stock equal to $25.00 (subject to certain adjustments, the “Series A Preferred Stock Liquidation Value”) at the time of conversion divided by the product of (i) the price per share of common stock sold in such Public Offering and (ii) 0.75. The Company may redeem any and all shares of Series A Preferred Stock upon notice to the holders thereof and payment of 110% of the Series A Preferred Stock Liquidation Value. Dividends on the Series A Preferred Stock are cumulative and accrue and are payable quarterly, in arrears, when, as and if declared by the board out of funds legally available therefor, at an annual rate of 7.5%. Dividends are payable in additional shares of Series A Preferred Stock.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Income (loss) from continuing operations	$2,250	$(11,455)	$(30,078)	$(30,160)
Less: net loss from continuing operations attributable to noncontrolling interests	—	(355)	—	(595)
Accrued preferred stock dividends	(7,470)	(5,349)	(18,566)	(15,583)
Loss from continuing operations applicable to common shareholders	(5,220)	(16,449)	(48,644)	(45,148)
Effect of dilutive securities:
None	—	—	—	—
Numerator for diluted loss per share from continuing operations	$(5,220)	$(16,449)	$(48,644)	$(45,148)

Loss from discontinued operations	$(154)	$(3,063)	$(27,696)	$(10,100)
Less: net loss from discontinued operations attributable to noncontrolling interests	—	(2,190)	(2,666)	(6,304)
Loss from discontinued operations applicable to common shareholders	(154)	(873)	(25,030)	(3,796)
Effect of dilutive securities:
None	—	—	—	—
Numerator for diluted loss per share from discontinued operations	$(154)	$(873)	$(25,030)	$(3,796)

Weighted-average number of common shares used in basic earnings per share	17,468	17,468	17,468	17,468
Effect of dilutive securities:
None	—	—	—	—
Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	17,468	17,468	17,468	17,468

Based on the number of shares of Series A Preferred Stock outstanding as of September 30, 2012 and the Liquidation Value thereof on such date, the Series A Preferred Stock could potentially be converted at the option of the holders thereof into 31,876,309 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Convertible preferred stock	31,876	29,557	31,285	29,011

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

The fair values of derivative instruments recognized in the September 30, 2012 and December 31, 2011 consolidated balance sheets were not significant. Also, the effect of derivative instruments on the consolidated statements of operations was not significant in the three or nine months ended September 30, 2012 or 2011.

Note 9 Commitments and Contingencies

Asbestos materials are present at certain of the Company’s facilities, and applicable regulations would require the Company to handle and dispose of these items in a special manner if these facilities were to undergo certain major renovations or if they were demolished. FASB ASC 410, “Asset Retirement and Environmental Obligations,” provides guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity. In accordance with FASB ASC 410, the Company has not recognized a liability associated with these obligations, because the fair value of such liabilities cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of these facilities. The Company expects to maintain these facilities by repair and maintenance activities that do not involve the removal of any of these items and has not identified any need for major renovations caused by technology changes, operational changes or other factors. In accordance with FASB ASC 410, the Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value. As of September 30, 2012, the Company did not have any liabilities recorded for these obligations.

As of September 30, 2012, the Company had capital expenditure commitments not reflected as liabilities on the accompanying consolidated balance sheet of less than $0.1 million. These commitments were not reflected as liabilities on the accompanying consolidated balance sheet because the Company had not received or taken title to the related assets.

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

Note 10 Segment and Other Information

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and four reportable segments that are presented herein. The bottom-weight woven fabrics segment includes heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The narrow fabrics segment consists of narrow webbing products for safety restraint products such as seat belts and military and technical uses. The all other segment consists of expenses related to the idled CDN facility, transportation services and other miscellaneous items. The interior furnishings fabrics segment, consisting of contract jacquard fabrics and upholstery for the residential and commercial markets, as well as the ITG-PP business prior to its deconsolidation (see Note 2), are presented as discontinued operations in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011.

Net sales, income (loss) from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense)-net. Intersegment net sales for the three months ended September 30, 2012 and 2011 were primarily attributable to commission finishing sales of $0.1 million and $4.0 million, respectively.  Intersegment net sales for the nine months ended September 30, 2012 and 2011 were primarily attributable to commission finishing sales of $5.9 million and $14.5 million, respectively. See Note 2 for a discussion of the deconsolidation of the discontinued ITG-PP cotton-based fabrics and garment manufacturing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net Sales:
Bottom-weight Woven Fabrics	$147,992	$162,999	$436,523	$452,111
Commission Finishing	5,700	11,650	26,019	33,987
Narrow Fabrics	5,828	8,538	21,087	22,846
All Other	336	237	797	648
	159,856	183,424	484,426	509,592
Intersegment sales	(98)	(3,952)	(5,910)	(14,515)
	$159,758	$179,472	$478,516	$495,077

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$11,047	$4,129	$18,712	$22,947
Commission Finishing	(319)	(346)	6	(390)
Narrow Fabrics	(958)	(274)	(2,039)	(980)
All Other	(883)	(886)	(2,650)	(2,677)
Total reportable segments	8,887	2,623	14,029	18,900
Corporate expenses	(2,539)	(3,565)	(8,862)	(12,312)
Other operating income - net	9,169	3,252	9,388	3,965
Restructuring (charges) recoveries	(162)	5	(995)	(9)
Interest expense	(10,340)	(11,892)	(36,984)	(33,533)
Other income (expense) - net	(1,588)	(1,153)	(3,743)	(4,446)
	3,427	(10,730)	(27,167)	(27,435)
Income tax expense	(1,155)	(728)	(2,530)	(2,782)
Equity in income (loss) of unconsolidated affiliates	(22)	3	(381)	57
Income (loss) from continuing operations	2,250	(11,455)	(30,078)	(30,160)
Discontinued operations:
Loss from discontinued operations, net of taxes	(154)	(3,063)	(5,492)	(12,166)
Loss on deconsolidation of subsidiary	—	—	(22,204)	—
Gain on disposal, net of taxes	—	—	—	2,066
Loss from discontinued operations	(154)	(3,063)	(27,696)	(10,100)
Net income (loss)	2,096	(14,518)	(57,774)	(40,260)
Less: net loss attributable to noncontrolling interests	0	(2,545)	(2,666)	(6,899)
Net income (loss) attributable to International Textile Group, Inc.	$2,096	$(11,973)	$(55,108)	$(33,361)

	September 30, 2012	December 31, 2011

Total Assets:
Bottom-weight Woven Fabrics	$297,765	$313,051
Commission Finishing	14,310	15,478
Narrow Fabrics	16,931	18,882
All Other	27,699	78,594
Corporate	10,708	10,095
	$367,413	$436,100

Note 11 Restructuring Activities

The charges for restructuring included in loss from continuing operations included the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Severance, COBRA and other termination benefits	$162	$(5)	$995	$9

The restructuring charges for the three and nine months ended September 30, 2012 are primarily related to workforce reductions at the Company’s White Oak denim, Parras Cone denim, and Carlisle finishing facilities as described below. The Company recorded adjustments related to previously disclosed restructuring programs in the amount of less than $0.1 million in the three and nine months ended September 30, 2011.

Restructuring Activities in the Bottom-weight Woven Fabrics Segment

Since the beginning of 2012, hourly and salaried workforce reductions of approximately 45 employees have been undertaken at the White Oak denim facility resulting in severance and other termination benefits of $0.1 million and $0.4 million recorded in the three and nine months ended September 30, 2012, respectively. Salaried workforce reductions of 21 employees were undertaken at the Parras Cone denim facility resulting in severance and other termination benefits of $0.2 million in the nine months ended September 30, 2012. These workforce reductions were primarily attributable to the Company’s ongoing cost saving initiatives, and in the case of the White Oak facility, the outlook for lower product demand at this facility.

Restructuring Activities in the Commission Finishing Segment

Beginning in the second quarter of 2012, workforce reductions of 50 employees have been made at the Carlisle finishing facility resulting in severance and other termination benefits of $0.1 million and $0.3 million in the three and nine months ended September 30, 2012, respectively. These workforce reductions of mostly hourly employees were primarily attributable to the Company’s ongoing cost saving initiatives as well as the outlook for lower product demand in certain of the segment’s government contract businesses.

Other Restructuring Activities

Certain cost reduction programs associated with selling, administrative and other functions at the Company’s corporate headquarters and other locations have resulted in the termination of 15 and 16 employees in 2012 and 2011, respectively, and the Company recorded additional charges of $0.1 million related to these programs in the nine months ended September 30, 2012, and charges and recoveries of less than $0.1 million related to these programs in the three and nine months ended September 30, 2011.

Following is a summary of activity related to restructuring accruals (in thousands). The Company expects to pay the majority of the remaining liabilities outstanding at September 30, 2012 within the next twelve months.

Severance and COBRA Benefits
Balance at December 31, 2011	$847
2012 charges, net	133
Payments	(424)
Balance at March 31, 2012	556
2012 charges, net	700
Payments	(464)
Balance at June 30, 2012	792
2012 charges, net	162
Payments	(397)
Balance at September 30, 2012	$557

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

The fair values of certain of the Company’s assets and liabilities measured on a recurring basis under FASB ASC 820 at September 30, 2012 and December 31, 2011 were not significant.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When conditions indicate potential impairment of such assets, the Company evaluates the estimated fair value of the assets. The Company’s assessments of impairment of long-lived assets in the three and nine months ended September 30, 2012 and 2011 did not result in any impairment charges requiring disclosure of the fair values of such assets measured on a nonrecurring basis. The Company cannot predict the occurrence of events that might adversely affect the carrying value of long-lived assets held and used, goodwill or other intangible assets. Continued uncertainty or deterioration in global economic conditions, and/or additional changes in assumptions or circumstances, could result in impairment charges in long-lived assets held and used, goodwill or other intangible assets in future periods in which the change occurs.

The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, notes receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of September 30, 2012 related to expected yield (under Level 2 of the fair value hierarchy), the Company estimated that the fair value of its Notes was approximately the principal plus accrued interest at September 30, 2012. The estimate of fair value of its borrowings under its various bank loans and other financial instruments (under Level 2 of the fair value hierarchy) generally approximates the carrying values at September 30, 2012 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates.

Note 13 Other Operating Income - Net

Other operating income–net includes grant income from the U.S. Department of Commerce Wool Trust Fund of $3.2 million in each of the three and nine months ended September 30, 2012 and September 30, 2011. The Company records such grant income upon confirmation of the availability of funds from this trust. Other operating income-net in the three and nine months ended September 30, 2012 also includes a gain of $6.0 million related to the Burlington IP Sale (see Note 1).  Other operating income-net in the three months ended September 30, 2012 and 2011 includes net gains related to the disposal of other miscellaneous property and equipment of $0.0 million and $0.1 million, respectively, and $0.2 million and $0.8 million in the nine months ended September 30, 2012 and 2011, respectively.

Note 14 Other Income (Expense) - Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Litigation expense, net of insurance reimbursements	$(1,385)	$(822)	$(3,123)	$(3,441)
Foreign currency exchange gains (losses), net	(191)	(349)	(616)	(1,252)
Other	(19)	(44)	(53)	(63)
Total	$(1,595)	$(1,215)	$(3,792)	$(4,756)

In the three months ended September 30, 2012 and 2011, the Company incurred $1.4 million and $2.7 million, respectively, in legal fees not related to current operations. In the three months ended September 30, 2012 and 2011, the Company recorded $0.0 million and $1.9 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company. In the nine months ended September 30, 2012 and 2011, the Company incurred $4.0 million and $10.8 million, respectively, in legal fees not related to current operations. In the nine months ended September 30, 2012 and 2011, the Company recorded $0.9 million and $7.4 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company. Such net non-operating expense is recorded in other expense in the consolidated statements of operations.

Note 15 Income Taxes

The Company’s income tax expense was $1.2 million in the three months ended September 30, 2012 and $0.7 million in the three months ended September 30, 2011. The Company’s income tax expense was $2.5 million in the nine months ended September 30, 2012 and $2.8 million in the nine months ended September 30, 2011. The Company has tax holidays in certain foreign jurisdictions that provide for a zero percent tax rate or a reduced tax rate for a defined number of taxable years in these jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.

Income tax expense for the three months ended September 30, 2012 is different from the amount obtained by applying statutory rates to income before income taxes primarily due to a decrease of $0.8 million in the valuation allowance related to a decrease in net operating loss carryforwards and net deferred tax assets and certain foreign and domestic business expenses that are not deductible, partially offset by $0.7 million related to foreign income tax rate differentials and adjustments. Income tax expense for the three months ended September 30, 2011 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $2.3 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets and $2.1 million related to foreign income tax rate differentials and adjustments, partially offset by certain foreign and domestic business expenses that are not tax deductible.

Income tax expense for the nine months ended September 30, 2012 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $12.0 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets and $0.8 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.6 million and certain foreign and domestic business expenses that are not deductible. Income tax expense for the nine months ended September 30, 2011 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $6.7 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets and $6.0 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.5 million and certain foreign and domestic business expenses that are not tax deductible.

As described in Note 2, ITG-PP was deconsolidated as of May 25, 2012 for financial reporting purposes under GAAP. Because the sale of the ITG-PP assets and subsequent liquidation of ITG-PP have not yet occurred, management does not currently have the necessary information to determine the ultimate impact, if any, of these transactions on the Company’s income taxes. The entire amount of the tax impact ultimately recorded by the Company is expected to be reduced by a valuation allowance as management believes that it is more likely than not that any tax benefits will not be realized.  At this time, management does not expect that the tax impact of the deconsolidation, the sale of ITG-PP assets, and the ultimate liquidation of ITG-PP will have a material impact on the Company’s consolidated balance sheet, results of operations or cash flows. The Company expects that it will be able to obtain the necessary information to provide a reasonable estimate of the tax impact in its financial statements within a reasonable period subsequent to the occurrence of any sale transaction.

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

Overview

Our Company

International Textile Group, Inc. (“ITG,” the “Company,” “we,” “us” or “our”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations principally in the United States, China, and Mexico. The Company has deconsolidated all operations related to its facility in Vietnam as of May 25, 2012. Accordingly, the financial position, results of operations and cash flows related to this business are not included in the Company’s consolidated financial statements subsequent to May 25, 2012 (see “Deconsolidation of the ITG-Phong Phu Cotton-based Fabrics and Garment Manufacturing Operations” below).

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

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and four reportable segments that are presented herein. The bottom-weight woven fabrics segment includes heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms,  airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The narrow fabrics segment consists of narrow webbing products for safety restraint products such as seat belts and military and technical uses. The all other segment consists of expenses related to the idled Cone Denim de Nicaragua facility, transportation services and other miscellaneous items. The Company’s former interior furnishings fabrics segment, consisting of contract jacquard fabrics and upholstery for the residential and commercial markets, as well as the ITG-PP joint venture business in Vietnam prior to its deconsolidation are presented as discontinued operations in all periods presented in this report.

Deconsolidation of the ITG-Phong Phu Cotton-based Fabrics and Garment Manufacturing Operations

As previously disclosed, in January 2012 the Company idled its ITG-Phong Phu Joint Venture (“ITG-PP”) facility in Vietnam while in arbitration with its joint venture partner. ITG-PP did not make its scheduled bank term loan installment payment in February 2012. On March 10, 2012, Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), as lender under ITG-PP’s bank term loan and short-term borrowing facilities, sent ITG-PP a notice of an event of default declaring all outstanding principal and accrued interest under the Techcombank facilities immediately due and payable.  Pursuant to a security agreement entered into in connection with the ITG-PP term loan, this notice gave Techcombank the right to, among other things, take possession and dispose of all of ITG-PP’s assets which secured such indebtedness (the “Security Assets”). On May 25, 2012, ITG-PP and Techcombank entered into an enforcement agreement (“the Enforcement Agreement”) pursuant to which Techcombank has taken possession of the Security Assets. The Enforcement Agreement provides, among other things, that Techcombank has the power to conduct a sale of the Security Assets subject to a minimum selling price for the Security Assets of $40.0 million, subject to certain reductions. Under the Enforcement Agreement, proceeds from the sale of the Security Assets are to be applied in the following priority: (i) to pay certain legal and other costs, taxes and fees related to the sale, (ii) to repay all principal and interest under the ITG-PP term loan and short-term credit line agreement, and (iii) to repay all principal and interest owed by ITG-PP to the ITG parent company under certain related party loans. Any excess proceeds from the sale of the Security Assets will be remitted to, or at the direction of, ITG-PP. Additionally, through April 30, 2012, ITG-PP had not made certain scheduled principal payments on a capital lease obligation with its joint venture partner, which constitutes an event of default under such capital lease agreement. The Techcombank obligations and the ITG-PP capital lease obligations are non-recourse to the ITG parent company or any other subsidiary of the Company, but are secured by the assets of ITG-PP.

The Security Assets and the equipment under the ITG-PP capital lease obligation support the entire business operations of ITG-PP. As a result of the execution of the Enforcement Agreement and the default under the capital lease agreement, the Company does not expect that it will regain control of such assets and that the loss of control of the ITG-PP assets is, therefore, not temporary. Consequently, ITG deconsolidated ITG-PP as of May 25, 2012. Accordingly, the financial position, results of operations and cash flows of ITG-PP are not included in the Company’s consolidated financial statements subsequent to May 25, 2012. The Company recorded a loss on deconsolidation of ITG-PP in the amount of $22.2 million in the three and nine months ended September 30, 2012, of which $22.0 million is a non-cash loss.

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

Cotton prices reached historical highs in the first half of 2011 due to weather-related and other supply disruptions, which, when combined with increasing demand for cotton, particularly in Asia, created concerns about continued short-term availability in addition to increased costs for the Company’s products. While cotton prices have recently declined from the historical highs, prices continue to fluctuate, and cotton prices remain high as compared to historical levels.  The price of synthetic fibers used in the Company’s products, principally nylon and polyester, is influenced heavily by petroleum prices. Petroleum prices have fluctuated over the last two years and while they have shown some recent declines, such prices increased in the first quarter of 2012, which negatively impacted our margins, and remain high compared to historical levels. Any future raw material price pressures, which the Company cannot predict, could further negatively impact the Company’s raw material costs and results of operations in the future.

While we have been able to pass on some of these increased raw material costs through to our customers, the Company’s margins were negatively impacted by higher raw material and energy costs in 2011 and in the three and nine months ended September 30, 2012 in most of the Company’s businesses. In response to these increases in raw material costs, we have increased sales prices and we expect to continue to attempt to increase sales prices as necessary in response to higher costs or committed purchase contracts in order to provide sufficient margins. However, the Company has had difficulty maintaining higher sales prices as certain raw material market prices have fallen despite the higher raw material costs that remained in the Company’s inventories primarily during the first half of 2012.  If the Company incurs increased raw material or other costs that it is unable to recoup through price increases, or experiences interruptions in its raw materials supply, our business, results of operations, financial condition and cash flows may be adversely affected.

Restructuring Charges

As a result of the macro-economic conditions discussed above and the continued financial challenges facing the Company, the Company initiated a restructuring plan in late 2011 that focused on reducing overall operating expenses by implementing manufacturing and other cost reduction initiatives. The 2012 restructuring charges included in continuing operations for the nine months ended September 30, 2012 are primarily related to workforce reductions of $0.6 million at the bottom-weight woven fabric segment’s White Oak and Parras Cone denim facilities, $0.3 million at the commission finishing segment’s Carlisle facility, and $0.1 million related to various administrative functions to improve efficiencies. The provision for restructuring charges included in continuing operations of less than $0.1 million in the nine months ended September 30, 2011 was primarily related to the Company’s multi-segment selling and administrative cost reduction plan.

Results of Operations

Net sales and income (loss) from continuing operations before income taxes for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense) - net.  Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the three months ended September 30, 2012 and 2011 were primarily attributable to commission finishing sales of $0.1 million and $4.0 million, respectively.   Intersegment net sales for the nine months ended September 30, 2012 and 2011 were primarily attributable to commission finishing sales of $5.9 million and $14.5 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net Sales:
Bottom-weight Woven Fabrics	$147,992	$162,999	$436,523	$452,111
Commission Finishing	5,700	11,650	26,019	33,987
Narrow Fabrics	5,828	8,538	21,087	22,846
All Other	336	237	797	648
	159,856	183,424	484,426	509,592
Intersegment sales	(98)	(3,952)	(5,910)	(14,515)
	$159,758	$179,472	$478,516	$495,077

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$11,047	$4,129	$18,712	$22,947
Commission Finishing	(319)	(346)	6	(390)
Narrow Fabrics	(958)	(274)	(2,039)	(980)
All Other	(883)	(886)	(2,650)	(2,677)
Total reportable segments	8,887	2,623	14,029	18,900
Corporate expenses	(2,539)	(3,565)	(8,862)	(12,312)
Other operating income - net	9,169	3,252	9,388	3,965
Restructuring (charges) recoveries	(162)	5	(995)	(9)
Interest expense	(10,340)	(11,892)	(36,984)	(33,533)
Other income (expense) - net	(1,588)	(1,153)	(3,743)	(4,446)
	3,427	(10,730)	(27,167)	(27,435)
Income tax expense	(1,155)	(728)	(2,530)	(2,782)
Equity in income (loss) of unconsolidated affiliates	(22)	3	(381)	57
Income (loss) from continuing operations	2,250	(11,455)	(30,078)	(30,160)
Discontinued operations:
Loss from discontinued operations, net of taxes	(154)	(3,063)	(5,492)	(12,166)
Loss on deconsolidation of subsidiary	—	—	(22,204)	—
Gain on disposal, net of taxes	—	—	—	2,066
Loss from discontinued operations	(154)	(3,063)	(27,696)	(10,100)
Net income (loss)	2,096	(14,518)	(57,774)	(40,260)
Less: net loss attributable to noncontrolling interests	0	(2,545)	(2,666)	(6,899)
Net income (loss) attributable to International Textile Group, Inc.	$2,096	$(11,973)	$(55,108)	$(33,361)

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

Consolidated: Consolidated net sales in the three months ended September 30, 2012 and 2011 were $159.8 million and $179.5 million, respectively, a decrease of $19.7 million, or 11.0%. This decrease was primarily due to lower selling prices in the denim business as market selling prices have declined due to lower cotton prices, volume declines due to budget constraints and certain foreign political factors impacting government-related businesses including foreign military uniform products, municipal technical fabrics, and narrow fabrics, as well as reduced demand at retail for worsted wool apparel fabrics. These decreases were partially offset by an improved product mix in the Company’s airbag and technical fabrics business as well as sales volume increases primarily in the denim and airbag businesses and in the Company’s synthetic fabrics greenfield operation in China due to improved economic conditions in the automotive industry and selected retail apparel markets.

Gross profit in the three months ended September 30, 2012 was $16.8 million, or 10.5% of net sales, compared to $13.0 million in the three months ended September 30, 2011, or 7.2% of net sales. Gross profit margins were positively impacted primarily by lower cotton costs in the denim business, an improved product mix primarily in the airbag and technical fabrics businesses, and favorable impacts from changes in foreign currency exchange rates. Operating income in the three months ended September 30, 2012 was $15.4 million compared to $2.3 million in the three months ended September 30, 2011 with such increase primarily due to the higher gross profit margins described above as well as a gain of $6.0 million related to the Burlington IP Sale. Also affecting operating income were lower selling and administrative expenses of $3.5 million, partially offset by higher restructuring charges of $0.2 million, each as described below.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment were $148.0 million in the three months ended September 30, 2012 compared to the $163.0 million recorded in the three months ended September 30, 2011. The decrease in sales of $15.0 million primarily resulted from lower selling prices of $16.4 million in the denim business as market selling prices have declined due to lower cotton prices. Sales volumes also decreased by $10.0 million primarily in certain government uniform businesses due to the fulfillment of certain programs and certain foreign political factors, reduced demand at retail for worsted wool apparel fabrics, and municipal government budget cuts in certain of the technical fabrics businesses. Such declines in this segment were partially offset by $5.4 million of improved product mix primarily as the result of the development of new higher margin products, as well as higher sales volumes of $6.1 million primarily in the denim, airbag and synthetic fabrics businesses due to improved economic conditions in the automotive industry and in selected denim and synthetic fabrics retail apparel markets.

Income in the bottom-weight woven fabrics segment was $11.0 million in the three months ended September 30, 2012 compared to $4.1 million in the three months ended September 30, 2011. The increase in income was primarily due to lower cotton costs and an improved product mix of $6.9 million primarily in the denim and technical fabrics businesses and favorable impacts from changes in foreign currency exchange rates of $1.1 million. These improvements were partially offset by volume declines of $1.2 million primarily in the government uniform businesses and reduced demand at retail for worsted wool apparel fabrics.

Commission Finishing: Net sales in the commission finishing segment were $5.7 million in the three months ended September 30, 2012 compared to $11.7 million in the three months ended September 30, 2011. The decrease from the prior year period was primarily due to sales volume decreases of $6.0 million resulting from decreased sales to certain U.S. and foreign militaries as a result of government budget cuts and certain foreign political factors, partially offset by $0.4 million in increased volumes primarily resulting from new product development and the addition of customers in the traditional commission finishing business. Loss in the commission finishing segment was $0.3 million in each of the three months ended September 30, 2012 and September 30, 2011. Lower raw material and labor costs were offset by higher capacity costs.

Narrow Fabrics: Net sales in the narrow fabrics segment were $5.8 million and $8.5 million in the three months ended September 30, 2012 and 2011, respectively. The decrease from the prior year was primarily due to lower sales volumes of $3.2 million primarily related to certain government budget pressures, partially offset by $0.7 million of a more favorable product mix related to certain government contracts. Loss in the narrow fabrics segment was $1.0 million in the three months ended September 30, 2012, compared to $0.3 million in the three months ended September 30, 2011. The decrease in operating results was primarily due to manufacturing inefficiencies related to lower sales volumes of $0.7 million and lower selling prices of $0.2 million, partially offset by lower labor and energy costs of $0.2 million.

All Other: Net sales in the all other segment in the three months ended September 30, 2012 and 2011 were $0.3 million and $0.2 million, respectively. The increase from the prior year period was primarily due to increased sales in the Company’s transportation business. Loss in the all other segment was $0.9 million in the three months ended September 30, 2012 and 2011. Operating losses in this segment were primarily due to depreciation and other carrying costs related to the idled Cone Denim de Nicaragua facility.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $10.4 million in the three months ended September 30, 2012 and $13.9 million in the three months ended September 30, 2011. As a percentage of net sales, this expense was 6.5% in the three months ended September 30, 2012 and 7.7% in the three months ended September 30, 2011. Selling and administrative expenses decreased in the three months ended September 30, 2012 primarily due to lower employee medical claims, salaries, professional fees and third party commission fees.

OTHER OPERATING INCOME—NET: Other operating income–net includes grant income from the U.S. Department of Commerce Wool Trust Fund of $3.2 million in each of the three months ended September 30, 2012 and September 30, 2011. The Company records such grant income upon confirmation of the availability of funds from this trust. Other operating income-net in the three months ended September 30, 2012 also includes a gain of $6.0 million related to the Burlington IP Sale.  Other operating income-net in the three months ended September 30, 2012 and 2011 includes net gains related to the disposal of other miscellaneous property and equipment of less than $0.1 million and $0.1 million, respectively.

RESTRUCTURING CHARGES: Income from continuing operations included restructuring charges in the three months ended September 30, 2012 of $0.2 million and $0.0 million in the three months ended September 30, 2011 as a result of cost saving initiatives as well as the outlook for lower product demand at the White Oak and Carlisle facilities. Such 2012 restructuring charges included severance and other termination benefits for workforce reductions of $0.1 million at the Carlisle finishing facility and $0.1 million at the White Oak denim facility.

INTEREST EXPENSE:  Interest expense of $10.3 million in the three months ended September 30, 2012 was $1.6 million lower than interest expense of $11.9 million in the three months ended September 30, 2011 primarily due to the exchange on July 24, 2012 of approximately $112.5 million of the Company’s unsecured subordinated notes – related party for shares of Series C Preferred Stock of the Company (see Note 8 included herein) and reduced borrowings under the Company’s U.S. revolving loans, partially offset by higher outstanding balances on the Company’s senior subordinated notes (the “Notes”). Non-cash payable in-kind interest expense on the Company’s unsecured subordinated notes and on the Notes was $6.1 million in the three months ended September 30, 2012 and $8.0 million in the three months ended September 30, 2011, including $5.5 million and $7.6 million, respectively, of non-cash related party interest expense. Partially offsetting the reduced interest expense were higher interest costs in the three months ended September 30, 2012 due to increased penalty interest amounts required to be paid on a portion of the Notes and on the Cone Denim de Nicaragua term loan principal in arrears (see “Liquidity and Capital Resources” below).

OTHER INCOME (EXPENSE)—NET: In the three months ended September 30, 2012 and 2011, the Company paid or accrued $1.4 million and $2.7 million, respectively, in legal fees not related to current operations. In the three months ended September 30, 2012 and 2011, the Company recorded $0.0 million and $1.9 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company. Other expense - net in the three months ended September 30, 2012 and 2011 also included foreign currency exchange losses of $0.2 million and $0.3 million, respectively, related to the Company’s operations in Mexico and China.

INCOME TAX EXPENSE: Income tax expense was $1.2 million in the three months ended September 30, 2012 in comparison with $0.7 million in the three months ended September 30, 2011. Income tax expense was higher in the three months ended September 30, 2012 primarily due to improved operating results and favorable foreign exchange rate fluctuations resulting in higher taxable income at the Company’s subsidiaries in Mexico. The Company has tax holidays in certain jurisdictions that provide for a zero percent tax rate or a reduced tax rate for a defined number of taxable years in these jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense for the three months ended September 30, 2012 is different from the amount obtained by applying statutory rates to income before income taxes primarily due to an decrease of $0.8 million in the valuation allowance related to an decrease in net operating loss carryforwards and net deferred tax assets and certain foreign and domestic business expenses that are not deductible, partially offset by $0.7 million related to foreign income tax rate differentials and adjustments. Income tax expense for the three months ended September 30, 2011 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $2.3 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets, $2.1 million related to foreign income tax rate differentials and adjustments, partially offset by certain foreign and domestic business expenses that are not deductible.

DISCONTINUED OPERATIONS: Net sales in the Company’s discontinued ITG-PP business, which was deconsolidated on May 25, 2012, were $14.3 million in the three months ended September 30, 2011 and loss from discontinued operations, net of income taxes, was $0.2 million and $3.1 million, respectively, in the three months ended September 30, 2012 and 2011.

NONCONTROLLING INTERESTS: Net losses attributable to noncontrolling interests were $0.0 million in the three months ended September 30, 2012 and $2.5 million in the three months ended September 30, 2011 and such amounts were primarily impacted by the idling of the Company’s joint venture in Vietnam in January 2012 and subsequent deconsolidation in May 2012 as described above, as well as the acquisition of the remaining 49% noncontrolling interest of the Company’s joint venture in China in the three months ended September 30, 2011.

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

Consolidated: Consolidated net sales in the nine months ended September 30, 2012 and 2011 were $478.5 million and $495.1 million, respectively, a decrease of $16.6 million, or 3.4%. This decrease was primarily due to lower selling prices in the denim business as market selling prices have declined due to lower cotton prices, volume declines due to budget constraints and certain foreign political factors impacting government-related businesses including foreign military uniform products, municipal technical fabrics, and narrow fabrics, as well as general unfavorable economic conditions affecting demand at retail for denim and worsted wool apparel fabrics. These decreases were partially offset by an improved product mix in the Company’s airbag and technical fabrics businesses, higher selling prices in certain of the worsted wool apparel and government uniform fabric businesses, as well as sales volume increases primarily in the airbag business, the Company’s synthetic fabrics greenfield operation in China and certain commission finishing businesses due to improved economic conditions in the automotive industry and in selected retail apparel markets.

Gross profit in the nine months ended September 30, 2012 was $39.1 million, or 8.2% of net sales, compared to $45.2 million in the nine months ended September 30, 2011, or 9.1% of net sales. Gross profit margins were negatively impacted primarily by manufacturing inefficiencies at certain locations due to volume declines, pricing pressures and higher energy costs in most of the Company’s businesses. Operating income in the nine months ended September 30, 2012 was $13.6 million compared to $10.5 million in the nine months ended September 30, 2011 with such improvement primarily due to a gain of $6.0 million related to the Burlington IP Sale and lower selling and administrative expenses each described herein, partially offset by the lower gross profit margins described above and higher restructuring charges described below.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment in the nine months ended September 30, 2012, were $436.5 million compared to $452.1 million recorded in the nine months ended September 30, 2011. The decrease in sales of $15.6 million resulted from lower sales volumes of $34.0 million primarily in the denim and government uniform businesses due to general unfavorable economic conditions, certain foreign political factors, and increased pricing pressures, and lower selling prices of $18.0 million primarily in the denim business as market selling prices have declined due to lower cotton prices. Sales volumes also decreased, to a lesser extent, in certain of the technical fabrics businesses due to municipal government budget cuts. Declines in sales volumes in this segment were partially offset by $26.9 million of higher selling prices in certain businesses and improved product mix primarily as the result of the development of new higher margin products, as well as higher sales volumes of $9.4 million primarily in the airbag business and in the Company’s synthetic fabrics greenfield operation in China due to improved economic conditions in the automotive industry and selected synthetic fabrics retail apparel markets.

Income in the bottom-weight woven fabrics segment was $18.7 million in the nine months ended September 30, 2012 compared to $22.9 million in the nine months ended September 30, 2011. The decrease in income was primarily due to increased pricing pressures of $6.0 million primarily due to higher cotton costs that remained in inventories earlier in the year, volume declines of $5.9 million primarily in the government uniform and worsted wool apparel fabric businesses, higher energy costs of $1.2 million, and manufacturing inefficiencies of $3.9 million at certain locations due to volume declines. These reductions were partially offset by an improved product mix of $3.8 million primarily in the technical fabrics business, higher sales volumes of $3.1 million primarily in the Company’s synthetic fabrics greenfield operation in China, lower labor costs of $1.7 million due to reduced production volumes, and favorable impacts from changes in foreign currency exchange rates of $4.1 million.

Commission Finishing: Net sales in the commission finishing segment were $26.0 million in the nine months ended September 30, 2012 compared to $34.0 million in the nine months ended September 30, 2011. The decrease from the prior year period was primarily due to sales volume decreases of $9.3 million resulting from decreased sales to certain U.S. and foreign militaries as a result of government budget cuts and certain foreign political factors. Commission finishing markets in the 2012 period were positively affected by new product development, an improved product mix, the addition of new customers and higher selling prices in the traditional commission finishing business. Loss in the commission finishing segment was $0.0 million in the nine months ended September 30, 2012 compared to $0.4 million in the nine months ended September 30, 2011. The improvement in operating results was primarily due to an improved product mix and lower raw material and labor costs, partially offset by certain manufacturing inefficiencies.

Narrow Fabrics: Net sales in the narrow fabrics segment were $21.1 million and $22.8 million in the nine months ended September 30, 2012 and 2011, respectively. The decrease from the prior year was primarily due to lower sales volumes of $3.7 million primarily related to certain government budget pressures, partially offset by $1.9 million related to higher selling prices to recover higher raw material costs and a more favorable product mix related to certain government contracts. Loss in the narrow fabrics segment was $2.0 million in the nine months ended September 30, 2012, compared to $1.0 million in the nine months ended September 30, 2011. The decrease in operating results was primarily due to $1.0 million of manufacturing inefficiencies related to lower sales volumes, a less favorable product mix of $0.2 million, and $0.3 million of higher raw material costs, partially offset by higher selling prices of $0.4 million and lower selling and administrative expenses of $0.1 million.

All Other: Net sales in the all other segment in the nine months ended September 30, 2012 and 2011 were $0.8 million and $0.6 million, respectively. The increase from the prior year period was primarily due to higher sales in the Company’s transportation business. Loss in the all other segment was $2.7 million in the nine months ended September 30, 2012 and 2011. Operating losses in this segment were primarily due to depreciation and other carrying costs related to the idled Cone Denim de Nicaragua facility.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $33.9 million in the nine months ended September 30, 2012 and $38.6 million in the nine months ended September 30, 2011. As a percentage of net sales, this expense was 7.1% in the nine months ended September 30, 2012 and 7.8% in the nine months ended September 30, 2011. Selling and administrative expenses decreased in the nine months ended September 30, 2012 primarily due to lower salaries due to recent restructuring initiatives as well as lower costs related to employee medical claims, bad debts, travel, bank and professional fees, and third party commission fees, partially offset by higher employee disability claim costs.

OTHER OPERATING INCOME—NET: Other operating income–net includes grant income from the U.S. Department of Commerce Wool Trust Fund of $3.2 million in each of the nine months ended September 30, 2012 and September 30, 2011. The Company records such grant income upon confirmation of the availability of funds from this trust. Other operating income-net in the nine months ended September 30, 2012 also includes a gain of $6.0 million related to the Burlington IP Sale.  Other operating income-net in the nine months ended September 30, 2012 and 2011 includes net gains related to the disposal of other miscellaneous property and equipment of $0.2 million and $0.8 million, respectively.

RESTRUCTURING CHARGES: Loss from continuing operations includes restructuring charges in the nine months ended September 30, 2012 of $1.0 million and less than $0.1 million in the nine months ended September 30, 2011 as a result of cost saving initiatives as well as the outlook for lower product demand at the White Oak and Carlisle facilities. Such 2012 restructuring charges include workforce reductions at the Carlisle finishing facility of $0.3 million, $0.4 million at the White Oak denim facility and $0.2 million at the Parras Cone denim facility. Also, the provisions for restructuring charges in the nine months ended September 30, 2012 and 2011 include severance and other termination benefits from the Company’s ongoing multi-segment selling and administrative cost reduction plan in the amounts of $0.1 million and less than $0.1 million, respectively.

INTEREST EXPENSE:  Interest expense of $37.0 million in the nine months ended September 30, 2012 was $3.5 million higher than interest expense of $33.5 million in the nine months ended September 30, 2011 due to higher outstanding balances on the Company’s Notes, the Company’s unsecured subordinated notes and the Company’s U.S. revolving and term loans, partially offset by the reduction in total indebtedness resulting from the Debt Exchange. Non-cash payable in-kind interest expense on the Company’s unsecured subordinated notes and on the Notes was $24.5 million in the nine months ended September 30, 2012 and $24.1 million in the nine months ended September 30, 2011, including $22.7 million and $21.8 million, respectively, of non-cash related party interest expense. The Company incurred higher interest costs in the nine months ended September 30, 2012 due to increased penalty interest payable on a portion of the Notes and on the Cone Denim de Nicaragua term loan principal in arrears, as well as a related party guaranty fee (see “Liquidity and Capital Resources” below).

OTHER INCOME (EXPENSE)—NET: In the nine months ended September 30, 2012 and 2011, the Company paid or accrued $4.0 million and $10.8 million, respectively, in legal fees not related to current operations. In the nine months ended September 30, 2012 and 2011, the Company recorded $0.9 million and $7.4 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company. Other expense - net in the nine months ended September 30, 2012 and 2011 also included foreign currency exchange losses of $0.6 million and $1.3 million, respectively, related to the Company’s operations in Mexico and China.

INCOME TAX EXPENSE: Income tax expense was $2.5 million in the nine months ended September 30, 2012 in comparison with $2.8 million in the nine months ended September 30, 2011. Income tax expense was lower in the 2012 period primarily due to improved operating results and favorable foreign exchange rate fluctuations resulting in higher taxable income at the Company’s subsidiaries in Mexico, and lower foreign withholding taxes as a result of less cash being remitted to the U.S. from certain of the Company’s foreign subsidiaries. The Company has tax holidays in certain jurisdictions that provide for a zero percent tax rate or a reduced tax rate for a defined number of taxable years in these jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.  Income tax expense for the nine months ended September 30, 2012 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $12.0 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets and $0.8 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.6 million and certain foreign and domestic business expenses that are not deductible. Income tax expense for the nine months ended September 30, 2011 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $6.7 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets, $6.0 million related to foreign income tax rate differentials and adjustments, partially offset by $0.5 million of state income taxes and certain foreign and domestic business expenses that are not deductible for tax purposes.

DISCONTINUED OPERATIONS: Net sales in the Company’s discontinued ITG-PP business, which was deconsolidated on May 25, 2012, were $6.2 million and $32.4 million in the nine months ended September 30, 2012 and 2011, respectively, and loss from discontinued operations, net of income taxes, was $5.5 million and $12.2 million, respectively, in the same periods. The Company recorded a loss on deconsolidation of the ITG-PP business of $22.2 million in the nine months ended September 30, 2012, which is also included in discontinued operations, of which $22.0 million is a non-cash loss. Net sales in the Company’s discontinued jacquard fabrics business, which was sold on September 30, 2011, were $0.0 million and $3.6 million in the nine months ended September 30, 2012 and 2011, respectively, and loss from such discontinued operations, net of income taxes, was $0.0 million and $0.1 million, respectively, in the same periods. The Company recorded a gain on the disposal of the jacquards fabrics business of $2.1 million in the nine months ended September 30, 2011, which is also included in discontinued operations.

NONCONTROLLING INTERESTS: Net losses attributable to noncontrolling interests were $2.7 million in the nine months ended September 30, 2012 and $6.9 million in the nine months ended September 30, 2011. Net losses attributable to noncontrolling interests in the nine months ended September 30, 2012, as compared to the 2011 period, were primarily impacted by reduced losses at the Company’s joint venture in Vietnam due to the idling of this facility in January 2012 and subsequent deconsolidation in May 2012 as described above, as well as the acquisition of the remaining 49% noncontrolling interest of the Company’s joint venture in China in September 2011.

Liquidity and Capital Resources

The Company has a significant amount of debt outstanding. A substantial portion of the Company’s debt is payable by various of the Company’s subsidiaries organized in foreign jurisdictions and is non-recourse to the ITG parent company. In addition, a substantial portion of the Company’s debt, $140.7 million at September 30, 2012, is payable to related parties (namely, certain entities affiliated with Wilbur L. Ross., Jr., the Company’s chairman of the board). On July 24, 2012, $112.5 million of related party debt that was outstanding on such date was exchanged for shares of a newly-designated series of Series C Preferred Stock as a result of the Debt Exchange. As a result, the Company’s annual interest expense burden has been reduced by approximately $21.0 million and the Company’s U.S operations were in a positive stockholders’ equity position as of September 30, 2012 as compared to a stockholders' deficit position immediately prior to the Debt Exchange. The following table presents a summary of the Company’s debt obligations payable to third parties as of September 30, 2012 (in thousands). Amounts in the column labeled “U.S.” represent debt guaranteed by, or otherwise with recourse to, the ITG parent company. Amounts in the column labeled “International” represent debt not guaranteed by, or with recourse to, the ITG parent company.

	U.S.	International	Total

Current portion of long-term debt	$3,275	$43,353	$46,628
Callable long-term debt classified as current	15,962	38,006	53,968
Short-term borrowings	3,534	33,621	37,155
	22,771	114,980	137,751
Bank debt and other long-term obligations, net of current maturities	58,650	12,250	70,900
Total third party debt	$81,421	$127,230	$208,651

The ITG parent company (U.S.) has also guaranteed an additional $7.4 million through stand-by letters of credit not included in the table above.

None of the Company’s Tranche B Notes payable to related parties ($140.7 million at September 30, 2012) are current or short-term. Notwithstanding the non-recourse nature of a significant portion of the debt in the table above, the failure by any of the Company’s international subsidiaries to timely meet their respective obligations when due could materially adversely impact the Company’s ability to execute on its international initiatives strategy, or could otherwise result in the Company incurring significant non-cash impairment or other charges.

Due to the significant amount of debt currently due or becoming due in the next twelve months related to the Company’s international operations, the Company expects that it will be required to negotiate new financing agreements or obtain extensions related to existing financing agreements in order to manage its liquidity requirements in the next twelve months. The Company is currently evaluating all of its options related to the funding of required principal payments due currently or within the next twelve months, including the negotiation of amendments to extend the maturity dates of the Company’s international subsidiaries’ debt or the refinancing of such debt on terms acceptable to the Company. The Company has estimated that the fair value of the collateral securing such obligations is sufficient to satisfy its debt obligations. There can be no assurances as to the availability of any necessary financing and, if available, that any potential source of financing would be available on terms and conditions acceptable to the Company. The inability to complete any necessary financings at times, and on terms, acceptable to the Company, or the exercise of any available remedies by lenders, which could result in the acceleration of such indebtedness or, in some instances, the right to proceed against the underlying collateral, would negatively affect the Company’s ability to execute on its international initiatives strategy and have a material adverse effect on the Company’s financial condition and future results of operations.

During the nine months ended September 30, 2012, the Company’s principal uses of cash were to fund operations related to working capital needs, capital expenditures, pension plan contributions, and payment of principal, interest and fees on various indebtedness. In response to losses incurred by the Company and significant working capital needs due to high raw material costs that strained the Company’s liquidity in 2011 and, to a lesser extent, in the first nine months of 2012, we have continued to take actions to restructure our global operations and to aggressively reduce our costs. Our significant leverage may adversely affect our business and financial performance and restrict our operating flexibility. The level of our indebtedness and our ongoing cash flow requirements expose the Company to a risk that continued or additional adverse economic developments or adverse developments in our business could make it difficult to meet the financial and operating covenants contained in our credit facilities. Our success in generating future cash flows will depend, in part, on our ability to manage working capital efficiently, reduce operating costs at our plants, increase selling prices to offset higher raw material or other costs and increase volumes and revenue in all segments of our business. (See “Business and Industry Trends” above for certain matters related to raw material costs).

Cash Flows and Working Capital

During the nine months ended September 30, 2012, the Company’s principal source of funds consisted of revolving loan availability under bank loans and the sale of certain accounts receivable under factoring agreements. The primary cash requirements of our business include debt service arrangements, working capital needs, costs for employee labor and benefits, and for capital expenditures. Working capital needs, which were elevated during 2011 due to significantly higher raw material costs, especially cotton and wool, decreased in 2012 as raw material prices fell. Increased sales and positive earnings are critical for the Company to ensure sources of funds and compliance with the Company’s debt covenants in the future; however, the Company can provide no assurances that consumers or retailers will not defer purchases due to uncertainty with current and future global economic conditions which could reduce our cash and result in a material adverse effect on our financial condition and results of operations.

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

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

OPERATING ACTIVITIES: Net cash provided by operating activities was $29.1 million in the nine months ended September 30, 2012 compared to net cash used in operating activities of $35.3 million in the nine months ended September 30, 2011. The higher cash flows were primarily related to a reduction in working capital resulting from a decrease in inventories and accounts payable due to lower raw material costs in inventory in the nine months ended September 30, 2012. Such improvements were reflected in improved operating results, partially offset by an increase in cash interest costs in the nine months ended September 30, 2012.

INVESTING ACTIVITIES: Net cash used in investing activities was $0.4 million in the nine months ended September 30, 2012 compared to net cash provided by investing activities of $5.3 million in the nine months ended September 30, 2011. In the nine months ended September 30, 2012 and 2011, the Company received net cash proceeds of $0.0 million and $6.1 million related to the sale of the jacquards fabrics business, respectively, and $0.8 and million $1.6 million, respectively, from the sale of other property, plant and equipment. Capital expenditures were $0.8 million in the nine months ended September 30, 2012 and $2.3 million in the nine months ended September 30, 2011, and capital expenditures are projected to be approximately $1.5 million to $2.0 million for all of 2012. Investing activities in the nine months ended September 30, 2012 also included $0.1 million of investments in and advances to the Company’s unconsolidated affiliates and a cash decrease of $0.2 million related to the deconsolidation of ITG-PP.

FINANCING ACTIVITIES: Net cash used in financing activities of $29.2 million in the nine months ended September 30, 2012 reflects net repayments of short-term bank borrowings of $12.7 million primarily related to Cone Denim (Jiaxing) Limited and U.S. cotton financing, repayments of term loans and capital lease obligations of $11.0 million, net repayments of $4.8 million on bank revolving loans, payment of fees related to the issuance of preferred stock of $0.5 million, and payment of financing fees of $0.2 million. Net cash provided by financing activities of $31.4 million in the nine months ended September 30, 2011 reflects the net effects of the Company’s March 2011 debt refinancing activities as well as net proceeds of $37.5 million under bank revolving loans, net proceeds from short-term bank borrowings of $10.2 million related mainly to Cone Denim (Jiaxing) Limited, proceeds from the issuance of $6.2 million of Notes, and repayments of term loans and capital lease obligations of $23.8 million. Refinancing activities in the 2011 period included proceeds from the issuance of new term loans of $40.5 million, the repayment of maturing term loans of $6.6 million, proceeds from new bank revolving lines of credit of $48.0 million, the repayment of the maturing revolving line of credit of $38.6 million, the payment of financing fees of $2.6 million, and the repayment of the principal amount of certain Notes of $39.0 million using proceeds primarily from the refinanced bank debt and related activities. In addition, checks issued in excess of deposits decreased by $0.0 million and $0.7 million in the nine months ended September 30, 2012 and 2011, respectively.

See Notes 5 and 6 of the Notes to Consolidated Financial Statements included herein for a discussion of the Company’s long-term debt, short-term borrowings and preferred stock.

Commitments

As of September 30, 2012, the Company had raw material and service contract commitments totaling $32.2 million and capital expenditure commitments of less than $0.1 million. ITG plans to fund these obligations from cash generated from operations and, depending upon limitations in its various loan agreements and to the extent available to the Company, from a combination of borrowings under its 2011 Credit Agreement and other external sources of financing as management deems appropriate. ITG believes that future external financings may include, but may not be limited to, additional borrowings under existing, or any new, credit agreements, the issuance of equity or debt securities or additional funding from certain entities affiliated with the chairman of the Company’s board of directors, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

At December 31, 2011, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $15.6 million. The Company contributed $2.4 million to this plan during fiscal year 2011, and $1.8 million in the nine months ended September 30, 2012. The Company estimates that it will make total contributions of $2.2 million in the 2012 fiscal year, and it estimates making contributions in the range of $3.0 million to $3.6 million in the 2013 fiscal year. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employment reductions, if any) and other actuarial assumptions.

Off-Balance Sheet Arrangements

As of September 30, 2012, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of September 30, 2012 or December 31, 2011, except as noted below.

In 2011, the Company entered into, among other things, the (i) Consent and Amendment No. 1 to the 2011 Credit Agreement, (ii) Amendment No. 2 to the 2011 Credit Agreement, (iii) Amendment No. 6 to the Note Purchase Agreement, (iv) Amendment No. 7 to the Note Purchase Agreement, and (v) Guaranty in favor of Fund IV. Such consent and amendments provided the Company, among other things, the requisite consents necessary to enter into and perform its obligations under the Guaranty. Pursuant to the Guaranty, the Company has guaranteed the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company was required to pay Fund IV a letter of credit issuance fee of $0.2 million and is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of September 30, 2012, the total obligations under such letters of credit guaranteed by the Company were $6.5 million and, in the nine months ended September 30, 2012 and 2011, the Company incurred guarantee fees of $0.5 million and $0.1 million, respectively. Since inception of the Guaranty, the Company has issued additional Tranche B Notes in the aggregate amount of $9.0 million in connection with such obligations. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

Derivative Instruments

There have been no material changes in the use of derivative instruments or in the methods that the Company accounts for such instruments from the information disclosed in the Company’s Annual Report. The Company does not designate its derivative instruments as hedges under hedge accounting rules. The fair value of derivative instruments recognized in the September 30, 2012 and December 31, 2011 consolidated balance sheets were not significant. The effect of derivative instruments on the consolidated statements of operations was not significant in the three and nine months ended September 30, 2012 and 2011.

Critical Accounting Policies, Assumptions and Estimates

This management’s discussion and analysis of the Company’s financial position and results of operations is based on the Company’s unaudited consolidated financial statements and related notes. A summary of significant accounting policies applicable to the Company’s operations is disclosed in Note 1 to the Consolidated Financial Statements included in the Annual Report, and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. As of September 30, 2012, there were no changes in the nature of the Company’s then-existing critical accounting policies or the application of those policies from those disclosed in the Annual Report.

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

The Company’s management, under the supervision and with the participation of its principal executive officer and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

During the Company’s quarter ended September 30, 2012, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6.                  EXHIBITS

3.1
Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on July 30, 2012)

10.1
Debt Exchange Agreement, dated as of July 24, 2012, by and among International Textile Group, Inc. and each of WLR Recovery Fund III, L.P., WLR Recovery Fund IV, L.P. and WLR IV Parallel ESC, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on July 30, 2012)

10.2
Amendment No. 7 to Credit Agreement, dated as of July 25, 2012, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto  (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2012)

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

November 8, 2012
	By:	/s/ Gail A. Kuczkowski
Gail A. Kuczkowski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)