Form 10-K
period 2012-12-31
INTERNATIONAL TEXTILE GROUP INC
filed 2013-04-01
CIK 918964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based upon the assumption, solely for purposes of this computation, that W.L. Ross & Co. LLC and its affiliates (the majority stockholders of the Company) and all of the officers and directors of the registrant were affiliates of the registrant) as of the last business day of the registrant’s most recently completed second fiscal quarter was $67,574.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of March 15, 2013, was 17,468,327.

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

Forward-looking statements are inherently predictive and speculative and are not a guarantee of performance. No assurance can be given that any of such statements, or the results predicted thereby, will prove to be correct. All forward-looking statements are based on management’s current beliefs and assumptions, such as assumptions with respect to general economic and industry conditions, cost and availability of raw materials, the timing of full production at the Company’s operations in China, the ability to maintain compliance with the requirements under various credit facilities, national and international legislation and regulation, and potential financing sources and opportunities, among others, all of which in turn are based on currently available information and estimates. Any of these assumptions could prove inaccurate, which could cause actual results to differ materially from those contained in any forward-looking statement.

In addition to changes to the underlying beliefs and assumptions, developments with respect to important factors including, without limitation, the following, could cause our actual results to differ materially from those made or implied by any forward-looking statements:
•	national, regional and international economic conditions and the continued uncertain economic outlook;
•	our financial condition, which has placed us under financial stress and may put us at a competitive disadvantage compared to our competitors that have less debt;
•	significant increases in the underlying interest rates on which our floating rate debt is based;
•	our ability to comply with the covenants in our financing agreements, or to obtain waivers of these covenants when and if necessary;
•	our inability to repay or refinance our debt currently due or as it becomes due;
•	further actions by our lenders to accelerate any of our indebtedness or proceed against the collateral securing such indebtedness;
•	lower than anticipated demand for our products;
•	our international operations not producing the expected benefits, or our incurring asset impairments related thereto;
•	our ability to generate sufficient cash flows, improve our liquidity and obtain funds for working capital related to our operations, specifically including our operations in China;
•	our dependence on the success of, and our relationships with, our largest customers;
•	competitive pricing pressures on our sales, and our ability to achieve the level of cost reductions required to sustain global cost competitiveness;
•	significant increases in the prices of energy and raw materials, and our ability to plan for and respond to the impact of those changes;
•
adverse changes or increases in U.S. Government policies that are unfavorable to domestic manufacturers, including among other things, significant budget restraints and potential cost reductions in the U.S. Defense Department that could result from the pending sequestration process that could affect certain of our businesses, including but not limited to, impairment of our goodwill and/or indefinite lived intangible assets;

•
risks associated with foreign operations and foreign supply sources, such as disruptions of markets, changes in import and export or other laws, changes in future quantitative limits, duties or tariffs, currency restrictions and currency exchange rate fluctuations;

•	the failure by the Company’s insurance providers to provide any required coverage;
•	successfully maintaining and/or upgrading our information technology systems;
•	our inability to protect our proprietary information and prevent or enforce third parties from making unauthorized use of our products and technology;
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

PART I

ITEM 1.       BUSINESS

Company Overview

Business

International Textile Group, Inc. (“ITG”, the “Company”, “we”, “us” or “our”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations principally in the United States, Mexico, and China. The Company believes it is one of the world’s largest and most diversified producers of denim fabrics and the largest producer of better denim fabrics for products distributed through department stores and specialty retailers. In addition, the Company believes it is one of the largest worsted wool manufacturers and commission printers and finishers in North America, and is a leading developer, marketer and manufacturer of other fabrics and textile products. ITG’s long-term focus includes realizing the benefits of its global expansion, including reaching full production at ITG facilities in China, as described below.

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

Financial Condition

The Company and its subsidiaries have a significant amount of debt outstanding under various credit facilities and agreements. A substantial portion of the Company’s debt is payable by various of the Company’s subsidiaries organized in foreign jurisdictions and is non-recourse to the ITG parent company. In addition, a substantial portion of the Company’s debt, $145.1 million at December 31, 2012, is payable to related parties (namely, certain entities affiliated with Wilbur L. Ross., Jr., the Company’s chairman of the board (collectively, the “WLR Affiliates”)).

On March 29, 2013, the Company entered into Amendment No. 10 to the Company's Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent and lender, and certain other lenders (the “2011 Credit Agreement”). This amendment, among other things, provides for a revolving credit facility in the amount of $90.0 million, an increase in availability under the revolving loan facility (the “U.S. Revolver”) of approximately $8.2 million, an increase of $4.0 million in the term loan facility (the “U.S. Term Loan”) and extends the final maturity date of all revolving and term loans thereunder to March 30, 2016.  As amended, the 2011 Credit Agreement continues the repayment schedule of the U.S. Term Loan of $0.3 million in principal per month until maturity, at which date the entire remaining principal balance of the term loan facility is due. Borrowings under the 2011 Credit Agreement bear interest at LIBOR, plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option.

On March 27, 2013, a wholly-owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Burlington Morelos”), received funding of $6.3 million under a new term loan agreement with Banco Nacional De Mexico, S.A. (“Banamex”). The interest rate on borrowings under this term loan is variable at LIBOR plus 4% with scheduled repayments of $0.1 million in principal per month until February 2016, with the remaining principal balance due in March 2016.

On March 29, 2013, the Company used proceeds of $4.0 million from the amended U.S. Term Loan, $5.0 million from the Banamex term loan, and the balance from additional U.S. Revolver borrowings to repay in full all amounts outstanding ($17.2 million including PIK interest) under the Company’s third party Tranche A Notes (see Note 8 of the Notes to Consolidated Financial Statements), and to pay fees and expenses in connection with such financing activities. Accordingly, the Company has classified the $16.7 million balance outstanding under the Tranche A Notes as of December 31, 2012 as a long-term liability in accordance with U.S. generally accepted accounting principles (“GAAP”) given the completion of the refinancing of such short-term obligations with long-term debt prior to the issuance of the December 31, 2012 financial statements.

On July 24, 2012, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with the WLR Affiliates. Pursuant to the Exchange Agreement, the WLR Affiliates exchanged approximately $112.5 million of the Company’s unsecured subordinated notes – related party (see Note 5) held by the WLR Affiliates for 112,469.2232 shares of a newly designated series of preferred stock of the Company (the “Series C Preferred Stock”) (the “Debt Exchange”). As a result, the Company’s annual interest expense burden has been reduced by approximately $21.0 million and the Company’s U.S operations were in a positive stockholders’ equity position as of December 31, 2012 as compared to a stockholders' deficit position immediately prior to the Debt Exchange.  On July 25, 2012, the Company completed the sale of certain “Burlington” trademark rights (the “Burlington IP Sale”) for gross proceeds of $6.0 million, and such proceeds were used to repay amounts outstanding under the Company’s U.S. revolving loan facility. In January 2013, Cone Denim (Jiaxing) Limited refinanced its bank credit facility under an amended three year term loan facility (see Note 8 to the Notes to Consolidated Financial Statements).

The following table presents a summary of the Company’s debt obligations payable to third parties as of December 31, 2012 (in thousands). Amounts in the column labeled “U.S.” represent debt guaranteed by, or otherwise with recourse to, the ITG parent company. Amounts in the column labeled “International” represent debt of various of the Company’s international subsidiaries, but not guaranteed by, or with recourse to, the ITG parent company.

	U.S.	International	Total

Current portion of long-term debt	$3,219	$14,041	$17,260
Callable long-term debt classified as current	—	38,006	38,006
Short-term borrowings	4,403	32,566	36,969
	7,622	84,613	92,235
Bank debt and other long-term obligations, net of current maturities	66,390	34,659	101,049
Total third party debt	$74,012	$119,272	$193,284

As previously disclosed, the Company's subsidiary in Nicaragua ("Cone Denim de Nicaragua" or "CDN") has been idled since 2009. Through December 31, 2012, this subsidiary had not made required payments of $28.2 million for principal, interest and late fees related to its bank term loan. This indebtedness is non-recourse to the Company, but is secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. The Company believes that such term loan is adequately secured, assuming an orderly disposition, if needed, although there can be no assurances in this regard.

Although the Company believes it is positioned to manage its liquidity requirements within its businesses over the next twelve months through funds expected to be generated from operations and available borrowing capacity, the Company’s ability to manage its non-recourse or certain of its other debt that becomes due within the next twelve months will be dependent upon its ability to restructure or obtain replacement financing for such debt or obtain modifications or amendments to any debt instruments of which the Company is not in covenant compliance. The Company has estimated that the fair value of its collateral is sufficient to satisfy the debt obligations which may be secured by such collateral. There can be no assurances that the Company will not be negatively affected by changes in general economic, industry specific, financial market, legislative, competitive or regulatory factors or as to the Company’s ability to complete any of the foregoing, as to the availability of any other necessary financing and, if available, whether any potential sources of funds would be available on terms and conditions acceptable to the Company, or whether and to what extent the loss of any collateral securing any debt would have an effect on the Company. For additional information on the Company’s outstanding indebtedness, see Note 8 of the Notes to Consolidated Financial Statements included in this Form 10-K.

The following table presents an unaudited condensed consolidated balance sheet (in thousands) of the Company’s U.S. operations as of December 31, 2012, which includes the recourse debt noted above along with the associated assets and liabilities maintained in the U.S.

Unaudited Consolidated U.S. Operations as of December 31, 2012

Total current assets	$134,566
Investments in consolidated subsidiaries	194,167
Other long-term assets	34,759
Total assets	$363,492

Notes and accounts payable to related parties	$35,492
Other current liabilities	44,550
Total long-term liabilities	236,952
Total liabilities	316,994
Stockholders' equity:
Series C preferred stock	116,013
Series A convertible preferred stock	312,642
Common stock, treasury stock and paid-in-capital	29,988
Accumulated deficit	(404,518)
Accumulated other comprehensive loss, net of taxes	(7,627)
Total stockholders' equity	46,498
Total liabilities and stockholders' equity	$363,492

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
Through its Cone Denim business unit, the Company manufactures and markets a wide variety of denim apparel fabrics for the global jeanswear market. Denims are generally “yarn-dyed,” which means that the yarn is dyed before the fabric is woven. The result is a fabric with variations in color that give denim its distinctive appearance. Denim fabrics are marketed under the Cone Denim® brand name to the premium and vintage jeanswear markets, where styling and innovation are important factors, as well as to the fashion and better basic jeanswear markets, where pricing is more important. The Company’s product developers and designers work directly with customers to provide differentiated denim products. In addition to a focus on product development, Cone Denim provides differentiated solutions to customers through its global network of plants and commercial ventures. This allows the Company to offer superior denim products to internationally known jeanswear brands and retailers who are seeking to differentiate themselves based on fashion, lifestyle branding and superior supply chain management.

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

The Company owns and operates a dyeing and finishing plant in China, which supports the Company’s synthetic apparel business, primarily for customers who cut garments in the Eastern Hemisphere. Targeted areas of growth for this plant include expansion of the protective barrier fabrics business in Europe, commission processing of apparel and interior furnishings fabrics for other Chinese mills, and expansion into automotive fabric production.

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

Discontinued Operations

As described elsewhere herein, the Company deconsolidated all operations related to its ITG-PP facility in Vietnam as of May 25, 2012, and on March 31, 2011, the Company sold certain assets related to its jacquard fabrics business. The results of operations related to the ITG-PP and jacquard fabrics businesses are presented as discontinued operations for all periods presented in this Form 10-K.

Segment and Geographic Information

The Company generally attributes its revenues based on the ultimate destination of products and attributes its long-lived assets to a particular country based on the location of the assets within each of the Company’s production facilities (see Item 2. “Properties”). The following table presents sales from continuing operations and long-lived assets (including long-lived assets classified as assets held for sale) by reportable segment and geographic area as of and for the fiscal years ended December 31, 2012 and 2011 (in thousands).

	Year Ended December 31, 2012	Year Ended December 31, 2011

Net Sales:
Bottom-weight Woven Fabrics	$566,340	$588,179
Commission Finishing	30,929	44,520
Narrow Fabrics	26,801	30,117
All Other	1,035	889
	625,105	663,705
Intersegment sales	(6,030)	(19,539)
	$619,075	$644,166

	Year Ended December 31, 2012	Year Ended December 31, 2011
Net Sales:
United States	$274,309	$253,149
Mexico	219,411	240,071
Other Foreign	125,355	150,946
	$619,075	$644,166

	December 31, 2012	December 31, 2011
Long-lived Assets:
United States	$27,383	$31,562
China	63,525	70,112
Mexico	24,084	25,235
Nicaragua	25,989	28,580
Vietnam	—	38,003
	$140,981	$193,492

Business Strategy and International Initiatives

ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. Combined with capabilities in the U.S. and Mexico, the Company’s facilities in China are key parts of the Company’s comprehensive global supply chain solution that is intended to allow the Company to seamlessly supply products and related services to customers worldwide. We believe geographically aligning with our customers is a critical component of our success. Notwithstanding our continued belief in the expected long-term benefits of our strategy and investments, the recent downturn and subsequent slow recovery in global economic conditions has resulted in certain delays in the recognition of the benefits previously expected.

Cone Denim (Jiaxing) Limited, a technologically advanced vertical denim plant in the city of Jiaxing, Zhejiang Province, China, was established in 2007 as a joint venture 51% owned by the Company. In September 2011, The Company acquired the remaining 49% noncontrolling interest in Cone Denim (Jiaxing) Limited, which resulted in the termination of the joint venture investment agreement. Cone Denim (Jiaxing) Limited provides customers with an option for high quality, premium denims produced in China, which we believe is undersupplied despite the high level of capacity for basic denims in China. Cone Denim (Jiaxing) shipped its initial first quality products in 2007 and produced over 14 million yards of fabric in each of 2012 and 2011. Chinese cotton prices and U.S. cotton quotas impact volume and pricing out of this facility.

The Company’s fabric dyeing and finishing plant in Jiaxing, China, Jiaxing Burlington Textile Company Limited, is wholly owned. Jiaxing Burlington Textile Company Limited is a high-tech, high-quality piece dyeing and finishing plant that produces synthetic apparel fabrics and contract interior furnishing fabrics. As sales demand has increased, this facility has expanded its capacity utilization, and production in each of 2012 and 2011 approximated 8 million yards of fabric.

The Company’s international initiatives, including its significant foreign operations and exports to foreign markets, remain subject to a number of risks not attendant to operations in the United States.

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

The Company’s business is dependent on the success of, and its relationships with, its largest customers. The loss of any key customer or a material slowdown in the business of one of its key customers could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position. No one customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2012, and one customer, V.F., Corporation, accounted for approximately 10% of the Company’s net sales in 2012 and 2011.

Competition

The worldwide textile industry is highly fragmented and competitive. The textile industry, in certain of the Company’s segments, is characterized by low barriers to entry, many regional and local competitors and an increasing number of global competitors. No single company dominates the market, and many companies compete only in limited segments of the textile industry. Certain of the Company’s products also compete with non-textile products. In many markets, the Company competes with large, integrated enterprises, as well as small, niche regional manufacturers. Textile competition is based in varying degrees on price, product styling and differentiation, quality, response time and customer service. The importance of each of these factors depends upon the needs of particular customers and, within certain of the Company’s segments, the degree of fashion risk inherent in the product.

The Company competes upon various criteria, including its ability to meet stringent performance and technical requirements and similarly high ongoing quality standards, its ability to develop seasonal programs and keep up with temporary and/or seasonal demand, ongoing technical and design innovation, on-time delivery, creating solutions that meet customer needs, and price. Entry into the market for U.S. military dress uniform fabrics is greatly limited by precise product specifications established by the U.S. Department of Defense, particularly those regarding color matching. We believe the Company’s ability to meet the U.S. Department of Defense’s strict product specifications has positioned the Company as a long-standing preferred supplier under such military contracts. Imports of foreign-made textile and apparel products, such as denim, men’s worsted wool tailored suiting fabrics, men’s and women’s synthetic active wear fabrics, and dobby fabric used in the commercial and institutional contract interior furnishings market, are a significant source of competition. While imports of textile and apparel garments from Asia have recently leveled off, the Company cannot predict the level of future imports from China, Vietnam and similar countries that may have price advantages as a result of lower labor costs and improving production and distribution facilities. Any future growth of imports could place competitive pressures on the Company’s U.S. manufacturing locations, which the Company believes may be partially offset by the potential for continued capacity additions at its China locations as market conditions dictate.

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

Cotton and wool are generally available from a wide variety of domestic and foreign sources. Cotton prices reached historical highs in the first half of 2011 due to weather-related and other supply disruptions, which, when combined with increasing demand for cotton, particularly in Asia, created concerns about continued short-term availability in addition to increased costs for the Company’s products. While cotton prices have recently declined from the historical highs, prices continue to fluctuate, and cotton prices remain high as compared to historical levels. Synthetic fibers, principally polyester, are also generally available from a wide variety of sources both domestically and abroad. However, the prices of those fibers are influenced heavily by demand, manufacturing capacity, petroleum prices and the cost of the underlying polymers. Petroleum prices have fluctuated over the last two years and such prices remain high compared to historical levels, which has negatively impacted our margins. Any future raw material price pressures, which the Company cannot predict, could further negatively impact the Company’s raw material costs and results of operations.

While we have been able to pass on some of these increased raw material costs through to our customers, the Company’s margins were negatively impacted by higher raw material and energy costs in 2011 and in certain periods in 2012 in most of the Company’s businesses. In response to these increases in raw material costs on the open market or under our committed purchase contracts, we have increased sales prices and we expect to continue to attempt to increase sales prices as necessary in order to maintain sufficient margins. However, the Company has had difficulty maintaining higher sales prices as certain raw material market prices have fallen despite the higher raw material costs that remained in the Company’s inventories primarily during the first half of 2012.  If the Company incurs increased raw material or other costs that it is unable to recoup through price increases, or experiences interruptions in its raw materials supply, our business, results of operations, financial condition and cash flows may be materially adversely affected.

Employees

As of December 31, 2012, the Company employed approximately 4,800 individuals worldwide on a full time basis. The Company believes it is in full compliance with federally regulated minimum wage requirements in all of its locations. Employees at the Company’s White Oak and Boykins plants in the United States and at its facilities in Mexico and China are unionized. The Company has not experienced any work stoppages related to its work force and considers its relations with its employees and all unions currently representing its employees to be good.

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

The Berry Amendment, enacted in 1941, is one of multiple statutes that impose “domestic source” requirements on products used in government procurement contracts. The Berry Amendment, in pertinent part, requires the Department of Defense, or DOD, to purchase only domestically produced apparel and fabrics. Under the requirement, these items must be made with 100% U.S. content and labor. The DOD may waive the Berry Amendment requirement and purchase foreign made goods under certain circumstances, such as “emergency” acquisitions or when U.S.-origin products are unavailable. The Kissell Amendment of the American Recovery and Reinvestment Act, passed in February 2009 and modeled after the Berry Amendment, has expanded the U.S.-origin requirements to certain products purchased by the U.S. Department of Homeland Security. The Kissell Amendment applies to government procurement of uniforms and other textiles for the Transportation Security Administration, the U.S. Coast Guard, the U.S. Customs and Border Patrol, Immigration and Customs Enforcement, and the Secret Service. In addition to the Berry and Kissell amendments, the U.S. military fabric market is supported by the Buy American Act which was passed in 1933 and requires the U.S. government to prefer U.S-made products in its purchases. The United States and other countries in which the Company’s products are manufactured and sold may impose new duties or tariffs, change standards for the classification of products or implement other constraints or restrictions. Management monitors developments and risks related to duties, tariffs, quantitative limits and other trade-related matters pending with the U.S. and foreign governments.

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

Environmental

The Company’s operations and properties are subject to a wide variety of environmental laws. Such laws may impose joint and several liability for violations or environmental clean-up responsibilities, and may apply to conditions at properties presently or formerly owned or operated by an entity or its predecessor as well as to conditions of properties at which wastes or other contamination attributable to an entity or its predecessor have been sent or otherwise come to be located. The nature of the Company’s operations expose it to the risk of claims with respect to such matters and there can be no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws and liability for known environmental claims pursuant to such environmental laws will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, future events, such as new information, changes in existing environmental laws or their interpretation, or more vigorous enforcement policies of regulatory agencies, may give rise to additional required expenditures or liabilities that could be material. Although no assurances can be given in this regard, in the opinion of management, no material expenditures beyond those accrued are expected to be required for the Company’s environmental control efforts and the final outcomes of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company believes that it currently is in compliance with applicable environmental regulations in all material respects.

Research and Development

The Company is committed to research and development of new products, product and process improvements, and improving the quality of its existing products. These efforts are primarily channeled toward improving the quality, styling and performance of its fabrics and related products. The Company’s research and development costs were approximately $6.6 million in 2012 and $6.3 million in 2011.

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

Intellectual Property

The Company maintains a portfolio of patents, trade secrets, trademarks and copyrights. The Company and its affiliates hold a number of patents that relate to technical improvements, and the enhancement of product performance, with respect to airbag fabric and technical related products. Provided that all requisite maintenance fees are paid, the patents held by the Company will expire at various times through 2022. The Company also has several registered trademarks for brand names for some of its technical fabrics, including WeatherMax and MCS, which are subject to renewal at various times through 2015. While the Company’s intellectual property portfolio is an important Company asset, neither its business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret. As the laws of many countries do not protect intellectual property to the same extent as the laws of the United States, the Company cannot ensure that it will be able to adequately protect its intellectual property assets outside of the United States. The failure to protect our intellectual property assets could have a material adverse effect on our business.

The Company engages in both active and passive branding in its various business segments, and seeks to leverage the heritage and authenticity of its established, widely-recognized brands and brand names, including Cone Denim ®, Burlington House® and Burlington® in its bottom-weight woven fabrics segment, as well as its Raeford® Uniform brand name in its bottom-weight woven fabrics and government uniform fabrics. In July 2012, the Company completed the sale of certain Burlington® trademark rights to Kayser-Roth Corporation for gross proceeds of $6.0 million.

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

Restructuring Activities in the Bottom-weight Woven Fabrics Segment

Since the beginning of 2012, hourly and salaried workforce reductions of approximately 45 employees have been undertaken at the White Oak denim facility resulting in severance and other termination benefits of $0.3 million recorded in 2012, and workforce reductions of approximately 30 employees resulted in severance and other termination benefits of $0.2 million recorded in 2011 at this facility. Salaried workforce reductions of 21 employees were undertaken at the Parras Cone denim facility resulting in severance and other termination benefits of $0.3 million in 2012. These workforce reductions were primarily attributable to the Company’s ongoing cost saving initiatives and, in the case of the White Oak facility, the outlook for lower product demand from this facility.

Restructuring Activities in the Commission Finishing Segment

Beginning in the second quarter of 2012, workforce reductions of 50 employees have been made at the Carlisle finishing facility resulting in severance and other termination benefits of $0.2 million in 2012. These workforce reductions of mostly hourly employees were primarily attributable to the Company’s ongoing cost saving initiatives as well as the outlook for lower product demand in certain of the segment’s government contract businesses.

Other Restructuring Activities

Certain cost reduction programs associated with selling, administrative and other functions at the Company’s corporate headquarters and other locations resulted in the termination of approximately 47 employees in 2011, and the Company recorded pension settlement charges of $0.1 million in 2012 and charges for severance and other termination benefits of $0.6 million in 2011 related to these programs.

ITEM 2.       PROPERTIES

The Company’s corporate headquarters are located in Greensboro, North Carolina in a facility that is leased by the Company, and the Company owns all of its manufacturing facilities.  The Company believes all facilities and machinery and equipment are in good condition and are suitable for the Company’s needs. The Company’s principal manufacturing and distribution facilities at December 31, 2012 are listed below:

PRINCIPAL PROPERTIES

Facility Name (Location)	Products and Segment	Country Location	Approximate Floor Area (Sq. Ft.)
Burlington Finishing Plant (Burlington, North Carolina)	Synthetic apparel and interior furnishings fabrics finishing (1)	U.S.	426,000
Boykins Plant (Boykins, Virginia)	Narrow webbing (2)	U.S.	213,000
Carlisle Finishing Plant (Carlisle, South Carolina)	Commission finishing and government (3)	U.S.	665,000
Dunean Plant (Greenville, South Carolina)	Automotive safety and technical fabrics (1)	U.S.	826,000
Raeford Plant (Raeford, North Carolina)	Apparel and government (worsted) (1)	U.S.	647,000
Richmond Plant (Cordova, North Carolina)	Apparel, government and automotive safety (synthetic, worsted) (1)	U.S.	556,000
White Oak Plant (Greensboro, North Carolina)	Apparel (denim) (1)	U.S.	1,567,000
Casimires Plant (Yecapixtla, Morelos)	Apparel (worsted) (1)	Mexico	699,000
Cone Denim Jiaxing Plant (Jiaxing Zhejiang)	Apparel (denim) (1)	China	630,000
Cone Denim de Nicaragua (Managua)	Idled facility	Nicaragua	620,000
ITG Phong Phu Plant (DaNang)	Idled facility (5)	Vietnam	513,000
Jiaxing Burlington Textile Company (Jiaxing, Zhejiang)	Apparel (synthetic) and interior furnishings fabrics finishing (1)	China	187,000
Parras Cone Plant (Parras de la Fuente, Coahuila)	Apparel (denim) (1)	Mexico	652,000
Summit Yarn Plant (Yecapixtla, Morelos)	Apparel (denim) (1)	Mexico	280,000
Yecapixtla Plant (Yecapixtla, Morelos)	Apparel (denim) (1)	Mexico	493,000

(1)	Bottom-weight woven fabrics segment
(2)	Narrow fabrics segment
(3)	Commission finishing segment
(4)	Joint venture
(5)	The operations of ITG-PP have been deconsolidated as of May 25, 2012 as a result of the Enforcement Agreement described elsewhere herein

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

As previously disclosed, three substantially identical lawsuits were filed in the Court of Common Pleas, County of Greenville, State of South Carolina related to the Merger. The first lawsuit was filed in 2008 and the second and third lawsuits were filed in 2009, all by the same attorney. These three lawsuits were consolidated in 2010. The actions name as defendants, among others, certain individuals who were officers and directors of Former ITG or the Company at the time of the Merger. The plaintiffs have raised purported derivative and direct (class action) claims and contend that certain of the defendants breached certain fiduciary duties in connection with the Merger. The plaintiffs have also made certain related claims against a former advisor of a defendant. Discovery in the case has now concluded pursuant to the existing scheduling order with the trial of the case to be scheduled. On January 10, 2013, the court granted the plaintiffs' motion to certify a class of shareholders and denied a motion filed by certain defendants seeking the disqualification of the named plaintiffs to serve as derivative representatives. That same month, certain defendants filed motions for partial summary judgment and to strike the plaintiffs' request for punitive damages. Those motions remain pending. While the Company is a nominal defendant for purposes of the derivative action claims, the Company is not aware of any claims for affirmative relief being made against it. However, the Company has certain obligations to provide indemnification to its officers and directors (and certain former officers and directors) against certain claims and believes the lawsuits are being defended vigorously. Certain fees and costs related to this litigation are to be paid or reimbursed in part under the Company’s insurance programs. Because of the uncertainties associated with the litigation described above, management cannot estimate the impact of the ultimate resolution of the litigation. It is the opinion of the Company’s management that any failure by the Company’s insurance providers to provide any required insurance coverage could have a material adverse impact on the Company’s consolidated financial statements.

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

The Company’s common stock is quoted on the OTC Markets Group Inc. (formerly known as Pink OTC Markets Inc.) over-the-counter “OTCQB” marketplace tier under the symbol “ITXN.” The OTCQB marketplace tier includes securities of companies in the OTC Markets Group Inc. electronic quotation system that are registered and current in their reporting with the applicable regulatory authority, such as the SEC. As a result of the significant concentration of stock ownership by affiliates of WLR, as described elsewhere herein, the level of public float of the Company’s common stock is extremely limited. There can be no assurances that an active trading market in the Company’s common stock will develop and, if it does develop, will be sustained. The following table sets forth the range of high and low bids on the common stock during each quarter within the years ended December 31, 2012 and 2011, respectively, as reported by the OTC Markets Group Inc. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low

Year Ended December 31, 2012
First Quarter	$0.05	$0.02
Second Quarter	0.03	0.015
Third Quarter	0.01	0.007
Fourth Quarter	0.015	0.0015

Year Ended December 31, 2011
First Quarter	$0.05	$0.03
Second Quarter	0.045	0.03
Third Quarter	0.03	0.03
Fourth Quarter	0.04	0.02

As of February 28, 2013, there were approximately 375 holders of record of the Company’s common stock.

To date, the Company has not paid any cash dividends to its stockholders and does not currently have plans to do so in the foreseeable future. The Company intends to use earnings to fund its significant debt repayment obligations. Further, the Company’s various credit agreements (as described below) and certain other agreements by which the Company is bound may, from time to time, restrict the Company’s ability to pay dividends.

During the three months ended December 31, 2012, the Company did not repurchase any equity securities that were registered by the Company pursuant to Section 12 of the Exchange Act.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	345,199	$10.10	4,000,000
Equity compensation plans not approved by security holders	-	$-	-
Total	345,199	$10.10	4,000,000

In connection with the Merger, the Company assumed the Equity Incentive Plan (the “Equity Incentive Plan”) and the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”) of Former ITG. No further grants of equity awards are authorized to be made under either of these plans. As of December 31, 2012, a total of 311,612 and 33,587 shares may be issued under outstanding awards at a weighted average exercise price of $10.10 under each of the Equity Incentive Plan and the Directors’ Plan, respectively.

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

Overview

Our Company

International Textile Group, Inc. (“ITG,” the “Company,” “we,” “us” or “our”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations principally in the United States, Mexico, and China. The Company deconsolidated all operations related to its facility in Vietnam as of May 25, 2012. Accordingly, the financial position, results of operations and cash flows related to this business are not included in the Company’s consolidated financial statements subsequent to May 25, 2012 (see “Deconsolidation of the ITG-Phong Phu Cotton-based Fabrics and Garment Manufacturing Operations” below).

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

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and four reportable segments that are presented herein. The bottom-weight woven fabrics segment includes heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms,  airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The narrow fabrics segment consists of narrow webbing products for safety restraint products such as seat belts and military and technical uses. The all other segment consists of expenses related to the idled Cone Denim de Nicaragua facility, transportation services and other miscellaneous items. The Company’s former interior furnishings fabrics segment, consisting of contract jacquard fabrics and upholstery for the residential and commercial markets, as well as the ITG-PP business in Vietnam prior to its deconsolidation, are presented as discontinued operations in all periods presented in this report.

Strategy

ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. Combined with capabilities in the U.S. and Mexico, the Company’s facilities in China are key parts of the Company’s comprehensive global supply chain solution that is intended to allow the Company to seamlessly supply products and related services to customers worldwide. We believe geographically aligning with our customers is a critical component of our success. Notwithstanding our continued belief in the expected long-term benefits of our strategy and investments, the recent downturn and subsequent slow recovery in global economic conditions has resulted in certain delays in the recognition of the benefits previously expected.

Business and Industry Trends

The global economic environment continues to be uncertain and volatile. Concerns related to continued high unemployment, government and municipal budgetary issues, including potential spending reductions in the U.S. Defense Department and the prospects for sustained economic recovery continue to impact consumer, military and municipal spending and our businesses, which could continue to have significant adverse effects in the significant markets in which we operate. The Company has taken, and expects to continue to take, steps to counter this continued economic uncertainty. These actions include, among other things, negotiating higher sales prices for certain products, negotiating new working capital and other financing arrangements, focusing on new product development projects and implementing cost saving initiatives.

Cotton prices reached historical highs in the first half of 2011 due to weather-related and other supply disruptions, which, when combined with increasing demand for cotton, particularly in Asia, created concerns about continued short-term availability in addition to increased costs for the Company’s products. While cotton prices have recently declined from the historical highs, prices continue to fluctuate, and cotton prices remain high as compared to historical levels. The price of synthetic fibers, used in the Company’s products, principally nylon and polyester, is influenced heavily by petroleum prices. Petroleum prices have fluctuated over the last two years and such prices remain high compared to historical levels and have negatively impacted our margins. Any future raw material price pressures, which the Company cannot predict, could further negatively impact the Company’s raw material costs and results of operations in the future.

While we have been able to pass on some of these increased raw material costs through to our customers, the Company’s margins were negatively impacted by higher raw material and energy costs in 2011 and in the first half of 2012 in most of the Company’s businesses. In response to these increases in raw material costs in the open market or under our committed purchase contracts, we have increased sales prices and we expect to continue to attempt to increase sales prices as necessary in order to obtain sufficient margins. However, the Company has had difficulty maintaining higher sales prices as certain raw material market prices have fallen despite the higher raw material costs that remained in the Company’s inventories primarily during the first half of 2012.  If the Company incurs increased raw material or other costs that it is unable to recoup through price increases, or experiences interruptions in its raw materials supply, our business, results of operations, financial condition and cash flows may be adversely affected.

Restructuring Charges and Asset Impairments

As a result of the macro-economic conditions discussed above and the continued financial challenges facing the Company, the Company initiated a restructuring plan in late 2011 that focused on reducing overall operating expenses by including manufacturing and other cost reduction initiatives, such as workforce reductions at the bottom-weight woven fabric segment’s White Oak denim facility and administrative functions to improve efficiencies. The 2012 restructuring charges are primarily related to workforce reductions at the Company’s White Oak denim facility in the amount of $0.3 million, the Parras Cone denim facility in the amount of $0.3 million, the Carlisle finishing facility in the amount of $0.2 million, and the Company’s multi-segment selling and administrative cost reduction plan in the amount of $0.1 million. The 2011 restructuring charges are primarily related to the Company’s multi-segment selling and administrative cost reduction plan in the amount of $0.6 million and workforce reductions at the Company’s White Oak denim facility in the amount of $0.2 million.

Results of Operations

Net sales and loss from continuing operations before income taxes for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense) - net.  Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for 2012 and 2011 were primarily attributable to commission finishing sales of $6.0 million and $19.5 million, respectively.

	Year Ended December 31, 2012	Year Ended December 31, 2011

Net Sales:
Bottom-weight Woven Fabrics	$566,340	$588,179
Commission Finishing	30,929	44,520
Narrow Fabrics	26,801	30,117
All Other	1,035	888
	625,105	663,704
Intersegment sales	(6,030)	(19,538)
	$619,075	$644,166

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$29,066	$24,364
Commission Finishing	(445)	(133)
Narrow Fabrics	(2,653)	(1,962)
All Other	(3,505)	(3,562)
Total reportable segments	22,463	18,707
Corporate expenses	(13,688)	(13,185)
Other operating income - net	9,478	4,906
Restructuring charges	(928)	(763)
Interest expense	(45,860)	(48,414)
Other income (expense) - net	(6,243)	(6,038)
	(34,778)	(44,787)
Income tax expense	(4,060)	(4,056)
Equity in losses of unconsolidated affiliates	(595)	(40)
Loss from continuing operations	(39,433)	(48,883)
Discontinued operations:
Loss from discontinued operations, net of taxes	(5,702)	(22,826)
Loss on deconsolidation of subsidiary	(22,204)	—
Gain on disposal, net of taxes	—	2,066
Loss from discontinued operations	(27,906)	(20,760)
Net loss	(67,339)	(69,643)
Less: net loss attributable to noncontrolling interests	(2,666)	(10,503)
Net loss attributable to International Textile Group, Inc.	$(64,673)	$(59,140)

         Comparison of Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Consolidated: Consolidated net sales in 2012 and 2011 were $619.1 million and $644.2 million, respectively, a decrease of $25.1 million, or 3.9%, in 2012 compared to 2011. This decrease was primarily due to lower selling prices in the denim business as market selling prices have declined due to lower cotton prices, volume declines in foreign military uniform products, municipal technical fabrics, and narrow fabrics due to governmental budget constraints and certain foreign political factors, as well as general unfavorable economic conditions affecting demand at retail for worsted wool apparel fabrics during the year. These decreases were partially offset by sales volume and price increases in the airbag business due to improved economic conditions in the automotive industry, sales volume increases in the Company’s synthetic fabrics operation in China due to improved economic conditions in selected retail apparel markets, an improved product mix in the Company’s  technical fabrics business, and higher selling prices in certain of the worsted wool apparel and government uniform fabric businesses due to higher wool costs.

Gross profit in 2012 was $54.8 million, or 8.8% of net sales in 2012, compared to $50.5 million in 2011, or 7.8% of net sales. Gross profit margins were positively impacted primarily by lower cotton costs in the denim business, an improved product mix primarily in the technical fabrics businesses, higher sales prices and volumes in the Company’s synthetic fabrics operation in China, improvements due to cost reduction initiatives across the Company and favorable impacts from changes in foreign currency exchange rates, partially offset by reduced sales volumes in the government uniform businesses and higher energy costs across most businesses. Operating income in 2012 was $17.3 million compared to $9.7 million in 2011 with such increase primarily due to the higher gross profit margins described above as well as a gain of $6.0 million related to the Burlington IP Sale, partially offset by lower net gains related to the disposal of miscellaneous property and equipment of $1.4 million, and higher selling and administrative and restructuring costs of $1.0 million and $0.2 million, respectively, each described below.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment in 2012 were $566.3 million compared to $588.2 million in 2011. The decrease in sales of $21.9 million resulted from lower selling prices of $30.3 million primarily in the denim business as market selling prices have declined due to lower cotton prices, and lower sales volumes of $25.6 million primarily in the government uniform and technical fabrics businesses due to certain foreign political factors. These declines were partially offset by $18.8 million of higher selling prices in certain other businesses and an improved product mix primarily as the result of the development of new higher margin products, as well as higher sales volumes of $15.2 million primarily in the airbag business and in the Company’s synthetic fabrics operation in China due to improved economic conditions in the automotive industry and selected synthetic fabric markets.

Income in the bottom-weight woven fabrics segment was $29.1 million in 2012 compared to $24.4 million in 2011. The increase in income was primarily due to lower cotton costs and an improved product mix of $9.7 million primarily in the denim and technical fabrics businesses, higher sales prices and volumes in the Company’s synthetic fabrics operation in China, and favorable impacts from changes in foreign currency exchange rates of $3.9 million. These improvements were partially offset by volume declines of $3.4 million primarily in the government uniform businesses and reduced demand at retail for worsted wool apparel fabrics, manufacturing inefficiencies of $2.0 million at certain locations due to volume declines, higher energy costs of $1.9 million and higher selling and administrative expenses of $1.6 million.

Commission Finishing: Net sales in the commission finishing segment were $30.9 million in 2012 compared to $44.5 million in 2011. The decrease from the prior year period was primarily due to sales volume decreases of $14.7 million resulting from decreased sales to certain U.S. and foreign militaries as a result of certain foreign political factors and government budget cuts. Commission finishing markets in the 2012 period were positively affected by new product development, an improved product mix, the addition of new customers and higher selling prices in the traditional commission finishing business. Loss in the commission finishing segment was $0.4 million in 2012 compared to $0.1 million in 2011. The decrease in operating results was primarily due to certain manufacturing inefficiencies from lower volumes, partially offset by lower labor costs.

Narrow Fabrics: Net sales in the narrow fabrics segment were $26.8 million and $30.1 million in 2012 and 2011, respectively. The decrease from the prior year was primarily due to lower sales volumes of $5.3 million primarily related to certain government budget pressures, partially offset by $2.0 million related to higher selling prices and a more favorable product mix related to certain government contracts. Loss in the narrow fabrics segment was $2.7 million in 2012 compared to $2.0 million in 2011. The decrease in operating results was primarily due to $2.0 million of manufacturing inefficiencies related to lower sales volumes, partially offset by higher selling prices of $1.0 million and lower raw material costs of $0.2 million.

All Other: Net sales in the all other segment in 2012 and 2011 were $1.0 million and $0.9 million, respectively. The increase from the prior year period was primarily due to higher sales in the Company’s transportation business. Loss in the all other segment was $3.5 million and $3.6 million in 2012 and 2011, respectively. Operating losses in this segment were primarily due to depreciation and other carrying costs related to the idled Cone Denim de Nicaragua facility.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $46.0 million in 2012 and $45.0 million in 2011. As a percentage of net sales, this expense was 7.4% in 2012 and 7.0% in 2011. Selling and administrative expenses increased in 2012 primarily due to higher professional fees and employee disability and workers’ compensation claim costs, partially offset by lower costs related to employee medical claims, bad debts, travel, bank fees and third party commissions.

OTHER OPERATING INCOME—NET: Other operating income–net includes grant income from the U.S. Department of Commerce Wool Trust Fund of $3.2 million in each of 2012 and 2011. The Company records such grant income upon confirmation of the availability of funds from this trust. Other operating income-net also includes a gain of $6.0 million related to the Burlington IP Sale in 2012 as well as net gains related to the disposal of miscellaneous property and equipment of $0.3 million and $1.7 million in 2012 and 2011, respectively.

RESTRUCTURING CHARGES: The Company incurred restructuring charges in 2012 of $0.9 million primarily related to workforce reductions at the Company’s White Oak denim facility in the amount of $0.3 million, the Parras Cone denim facility in the amount of $0.3 million, the Carlisle finishing facility in the amount of $0.2 million, and the Company’s multi-segment selling and administrative cost reduction plan in the amount of $0.1 million. The 2011 restructuring charges of $0.8 million are primarily related to the Company’s multi-segment selling and administrative cost reduction plan in the amount of $0.6 million and workforce reductions at the Company’s White Oak denim facility in the amount of $0.2 million.

INTEREST EXPENSE:  Interest expense of $45.9 million in 2012 was $2.5 million lower than interest expense of $48.4 million in 2011 primarily due to the exchange on July 24, 2012 of approximately $112.5 million of the Company’s unsecured subordinated notes – related party for shares of Series C Preferred Stock of the Company (as described herein) and reduced borrowings under the Company’s U.S. revolving loans, partially offset by higher outstanding balances on the Company’s senior subordinated notes (the “Notes”). Non-cash payable in-kind interest expense on the Company’s unsecured subordinated notes and on the Notes was $29.5 million in 2012 and $32.8 million in 2011, including $27.0 million and $30.0 million, respectively, of non-cash related party interest expense. Partially offsetting the reduced interest expense were higher interest costs in 2012 due to increased penalty interest on a portion of the Notes and on the Cone Denim de Nicaragua term loan principal in arrears (see “Liquidity and Capital Resources” below).

OTHER INCOME (EXPENSE)—NET: In 2012 and 2011, the Company paid or accrued $6.1 million and $13.7 million, respectively, in legal fees not related to current operations. In 2012 and 2011, the Company recorded $0.8 million and $9.2 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company. Other expense in 2012 and 2011 also includes net foreign currency exchange losses of $0.9 million and $1.4 million in 2012 and 2011, respectively, (primarily related to the Company’s operations in Mexico in 2012 and in China in 2011), and $0.2 million related to unrealized gains on derivative instruments in 2012 compared to unrealized losses on derivative instruments of $0.2 million in 2011.

INCOME TAX EXPENSE: Income tax expense was $4.1 million in 2012 and 2011. The Company has tax holidays in certain jurisdictions that provide for a zero percent tax rate or a reduced tax rate for a defined number of taxable years in these jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred income tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred income tax assets will not be realized. The ultimate realization of these deferred income tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred income tax assets were recognized.  Income tax expense in 2012 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $13.7 million in the valuation allowance related to an increase in net operating losses and net deferred income tax assets and $3.5 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.9 million and certain foreign and domestic business expenses that are not tax deductible. Income tax expense in 2011 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $5.5 million in the valuation allowance related to an increase in net operating losses and net deferred income tax assets, and $14.5 million related to foreign income tax rate differentials and adjustments, partially offset by $0.8 million of state income taxes and certain foreign and domestic business expenses that are not deductible for tax purposes.

DISCONTINUED OPERATIONS:  Net sales in the Company’s discontinued ITG-PP business, which was deconsolidated on May 25, 2012, were $6.2 million and $50.2 million in 2012 and 2011, respectively, and loss from discontinued operations, net of income taxes, was $5.7 million and $22.7 million, respectively, in the same periods. The Company recorded a loss on deconsolidation of ITG-PP of $22.2 million in 2012, which is also included in discontinued operations, of which $22.0 million is a non-cash loss. Net sales in the Company’s discontinued jacquard fabrics business, which was sold on March 31, 2011, were $0.0 million and $3.6 million in 2012 and 2011, respectively, and loss from such discontinued operations, net of income taxes, was $0.0 million and $0.1 million, respectively, in the same periods. The Company recorded a gain on the disposal of the jacquards fabrics business of $2.1 million in 2011, which is also included in discontinued operations.

NONCONTROLLING INTERESTS:  Net losses attributable to noncontrolling interests were $2.7 million in 2012 and $10.5 million in 2011. Net losses attributable to noncontrolling interests in 2012, as compared to the 2011 period, were primarily impacted by reduced losses at the Company’s joint venture in Vietnam due to the idling of this facility in January 2012 and subsequent deconsolidation in May 2012 as described above, as well as the acquisition of the remaining 49% noncontrolling interest of the Company’s joint venture in China in September 2011.

Liquidity and Capital Resources

The Company has a significant amount of debt outstanding and will require substantial cash flows to service this debt in future periods. A substantial portion of the Company’s debt is payable by various of the Company’s subsidiaries organized in foreign jurisdictions and is non-recourse to the ITG parent company. In addition, a substantial portion of the Company’s debt, $145.1 million at December 31, 2012, is payable to related parties (namely, certain entities affiliated with Wilbur L. Ross., Jr., the Company’s chairman of the board).

On March 29, 2013, the Company entered into Amendment No. 10 to the 2011 Credit Agreement. This amendment, among other things, provides for a revolving credit facility in the amount of $90.0 million, an increase in availability under the U.S. Revolver of approximately $8.2 million, an increase of $4.0 million in the U.S. Term Loan and extends the final maturity date of all revolving and term loans thereunder from March 30, 2015 to March 30, 2016. As amended, the 2011 Credit Agreement continues the repayment schedule of the U.S. Term Loan of $0.3 million in principal per month until maturity, at which date the entire remaining principal balance of the term loan facility is due. Borrowings under the 2011 Credit Agreement bear interest at LIBOR, plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option.

On March 27, 2013, Burlington Morelos received funding of $6.3 million under a new three year term loan agreement with Banamex. The interest rate on borrowings under the term loan is variable at LIBOR plus 4% with scheduled repayments of $0.1 million in principal per month until February 2016, with the remaining principal balance due in March 2016.

On March 29, 2013, the Company used proceeds of $4.0 million from the amended U.S. Term Loan, $5.0 million from the new Banamex term loan, and the balance from additional U.S. Revolver borrowings to repay in full all amounts outstanding ($17.2 million including PIK interest) under the Tranche A Notes, and to pay fees and expenses in connection with such financing activities. Accordingly, the Company has classified the $16.7 million balance outstanding under the Tranche A Notes as of December 31, 2012 as a long-term liability in accordance with GAAP given the completion of the refinancing of such short-term obligations with long-term debt prior to the issuance of the December 31, 2012 financial statements.

On July 24, 2012, $112.5 million of related party debt that was outstanding on such date was exchanged for shares of a newly-designated series of Series C Preferred Stock as a component of the Debt Exchange. As a result, the Company’s annual interest expense burden has been reduced by approximately $21.0 million and the Company’s U.S operations were in a positive stockholders’ equity position as of December 31, 2012 as compared to a stockholders' deficit position immediately prior to the Debt Exchange. In January 2013, Cone Denim (Jiaxing) Limited refinanced amounts outstanding under its bank credit facility as part of an amended three year term loan facility (see Note 8 to the Notes to Consolidated Financial Statements).

The following table presents a summary of the Company’s debt obligations payable to third parties as of December 31, 2012 (in thousands). Amounts in the column labeled “U.S.” represent debt guaranteed by, or otherwise with recourse to, the ITG parent company. Amounts in the column labeled “International” represent debt of various of the Company’s international subsidiaries, but not guaranteed by, or with recourse to, the ITG parent company.

	U.S.	International	Total

Current portion of long-term debt	$3,219	$14,041	$17,260
Callable long-term debt classified as current	—	38,006	38,006
Short-term borrowings	4,403	32,566	36,969
	7,622	84,613	92,235
Bank debt and other long-term obligations, net of current maturities	66,390	34,659	101,049
Total third party debt	$74,012	$119,272	$193,284

The ITG parent company (U.S.) has also guaranteed an additional $7.4 million through stand-by letters of credit not included in the table above.

None of the Company’s Tranche B Notes payable to related parties ($145.1 million at December 31, 2012) is current or short-term. Notwithstanding the non-recourse nature of a significant portion of the debt in the table above, the failure by any of the Company’s international subsidiaries to timely meet their respective obligations when due could materially adversely impact the Company’s ability to execute on its international initiatives strategy, or could otherwise result in the Company incurring significant non-cash impairment or other charges.

In the event that the Company or other subsidiary borrower is not able to timely meet its obligations under any financing agreement, a lender or other secured party may have rights to proceed against any collateral securing such obligations. The Company has estimated that the fair value of the collateral securing its obligations is sufficient to satisfy such debt obligations. The Company may also seek to enter into replacement financing arrangements to satisfy its obligations. There can be no assurances as to the availability of any necessary long-term financing and, if available, that any potential source of long-term financing would be available on terms and conditions acceptable to the Company. The inability to complete any necessary financings at times, and on terms, acceptable to the Company, or the exercise of any available remedies by lenders, which could result in the acceleration of such indebtedness or, in some instances, the right to proceed against the underlying collateral, would negatively affect the Company’s ability to execute on its international initiatives strategy and have a material adverse effect on the Company’s financial condition and future results of operations.

During 2012, the Company’s principal uses of cash were to fund operations related to working capital needs, capital expenditures, pension plan contributions, and payment of principal, interest and fees on various indebtedness. The Company expects that its cash uses in 2013 will be for similar matters. In response to losses incurred by the Company and significant working capital needs due to high raw material costs that strained the Company’s liquidity in 2011 and, to a lesser extent, in the first three quarters of 2012, we have continued to take actions to restructure our global operations and to aggressively reduce our costs. Our significant leverage may adversely affect our business and financial performance and restrict our operating flexibility. The level of our indebtedness and our ongoing cash flow requirements expose the Company to a risk that continued or additional adverse economic developments or adverse developments in our business could make it difficult to meet the financial and operating covenants contained in our credit facilities. Our success in generating future cash flows will depend, in part, on our ability to manage working capital efficiently, reduce operating costs at our plants, increase selling prices to offset higher raw material or other costs and increase volumes and revenue in all segments of our business.

Cash Flows and Working Capital

The Company’s operating cash flows are subject to a number of factors, including but not limited to, earnings, sensitivities to raw material and other costs, and foreign currency exchange rates and transactions. Because raw material costs generally represent greater than 50% of our cost of goods sold, in periods of increased commodity (e.g., cotton and wool) costs, the Company consumes more cash in operating activities due to increases in accounts receivable (when the Company is able to pass along such cost increases to customers) and inventory costs, which are typically partially offset by the increased balance of accounts payable.

During 2012, the Company’s principal source of funds consisted of revolving loan availability under bank loans and the sale of certain assets and accounts receivable under factoring agreements. The primary cash requirements of our business have been, and are expected to continue to be for significant debt service, working capital needs, costs for employee labor and benefits, and for capital expenditures. Working capital needs, which were elevated during 2011 due to significantly higher raw material costs, especially cotton and wool, decreased in 2012 as raw material prices fell. Increased sales and positive earnings are critical for the Company to ensure  adequate funds to meet its debt service requirements and maintain compliance with the Company’s debt covenants in the future; however, the Company can provide no assurances that it will be able to increase its sales and earnings as necessary, including for reasons outside of the Company's control, including consumers or retailers deferring purchases due to uncertainty with current and future global economic conditions, which could result in a material adverse effect on our financial condition and results of operations.

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

OPERATING ACTIVITIES: Net cash provided by operating activities was $45.9 million in 2012 compared to net cash used in operating activities of $20.0 million in 2011. The higher cash flows were primarily related to a reduction in working capital resulting from a decrease in inventories and accounts payable due to declining cotton costs and lower inventory levels in certain businesses in 2012. In addition, operating results, after adjusting for non-cash items, improved $21.5 million year over year. The 2012 period also included cash proceeds of $6.0 million related to the Burlington IP Sale.

INVESTING ACTIVITIES: Net cash used in investing activities was $1.0 million in 2012 compared to net cash provided by investing activities of $5.3 million in 2011. In 2012 and 2011, the Company received net cash proceeds of $0.0 million and $6.1 million related to the sale of the jacquards fabrics business, respectively, and $0.9 and million $2.6 million, respectively, from the sale of other property, plant and equipment. Capital expenditures were $2.0 million in 2012 and $3.4 million in 2011, and capital expenditures are projected to be approximately $3.5 million to $4.0 million in 2013. Investing activities in 2012 also included $0.1 million of investments in and advances to the Company’s unconsolidated affiliates, $0.4 million of distributions from the Company’s unconsolidated affiliates, and a cash decrease of $0.2 million related to the deconsolidation of ITG-PP.

FINANCING ACTIVITIES: Net cash used in financing activities of $45.4 million in 2012 reflects net repayments of short-term bank borrowings of $13.2 million primarily related to Cone Denim (Jiaxing) Limited and U.S. cotton financing, repayments of term loans and capital lease obligations of $15.5 million, net repayments of $16.2 million on bank revolving loans, payment of fees related to the issuance of preferred stock of $0.5 million, and payment of financing fees of $0.2 million. Net cash provided by financing activities of $15.4 million in 2011 reflects the net effects of the Company’s March 2011 debt refinancing activities as well as net proceeds of $26.2 million from bank revolving loans, net proceeds from short-term bank borrowings of $5.5 million related mainly to Cone Denim (Jiaxing) Limited and ITG-PP, proceeds from the issuance of $11.0 million of Notes, and scheduled repayments of term loans and capital lease obligations of $28.1 million. Refinancing activities in 2011 included proceeds from the issuance of new term loans of $40.5 million, the repayment of maturing term loans of $6.6 million, proceeds from new bank revolving lines of credit of $48.0 million, the repayment of the maturing revolving line of credit of $38.6 million, the payment of financing fees of $2.7 million, and the repayment of the principal amount of certain Notes of $39.0 million using proceeds primarily from the refinanced bank debt and related activities. In addition, checks issued in excess of deposits increased by $0.2 million and decreased by $0.7 million in 2012 and 2011, respectively.

See Notes 8 and 13 of the Notes to Consolidated Financial Statements included herein for a discussion of the Company’s long-term debt, short-term borrowings and preferred stock.

Commitments

As of December 31, 2012, the Company had raw material and service contract commitments totaling $28.1 million and capital expenditure commitments of less than $0.1 million. ITG plans to fund these obligations from cash generated from operations and, depending upon limitations in its various loan agreements and to the extent available to the Company, from a combination of borrowings under its 2011 Credit Agreement and other external sources of financing as management deems appropriate. ITG believes that future external financings may include, but may not be limited to, additional borrowings under existing, or any new, credit agreements, the issuance of equity or debt securities or additional funding from certain entities affiliated with the chairman of the Company’s board of directors, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

At December 31, 2011, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $16.3 million. The Company contributed $2.2 million to this plan during fiscal year 2012, and $2.4 million in 2011. The Company estimates making total contributions in 2013 in the range of $3.0 million to $3.5 million. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employment reductions, if any, which may occur during any business restructuring) and other actuarial assumptions.

Off-Balance Sheet Arrangements

As of December 31, 2012, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of December 31, 2012 or December 31, 2011, except as noted below.

In 2011, the Company entered into, among other things, the (i) Consent and Amendment No. 1 to the 2011 Credit Agreement, (ii) Amendment No. 2 to the 2011 Credit Agreement, (iii) Amendment No. 7 to the Note Purchase Agreement, and (iv) Guaranty in favor of WLR Recovery Fund IV, L.P. (“Fund IV”). Such consent and amendments provided the Company, among other things, the requisite consents necessary to enter into and perform its obligations under the Guaranty. Pursuant to the Guaranty, the Company has guaranteed the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company was required to pay Fund IV a letter of credit issuance fee of $0.2 million and is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of December 31, 2012, the total obligations under such letters of credit guaranteed by the Company were $6.5 million and the Company incurred guarantee fees of $0.7 million in each period. Since inception of the Guaranty, the Company has issued additional Tranche B Notes in the aggregate amount of $9.0 million in connection with such obligations. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

Derivative Instruments

The Company does not designate its derivative instruments as hedges under hedge accounting rules. The fair value of derivative instruments recognized in the December 31, 2012 and 2011 consolidated balance sheets were $0.0 million and $0.2 million, respectively. Total losses on derivative instruments were $0.1 million in 2012 and $0.4 million in 2011.

Seasonality

The strongest portion of the consumer apparel sales cycle is typically March through November as customers target goods to be sold at retail for the back-to-school fall, holiday and spring seasons. Consumer apparel fabric sales have become increasingly seasonal, as well, as customers have begun to rely more upon contract sewing and have sought to compress the supply cycle to mirror retail seasonality. Sales in the Company’s other businesses are generally not seasonal and can vary based on numerous factors. Our consolidated net sales from continuing operations in each of the first, second, third and fourth quarters of 2012 represented 25%, 26%, 26% and 23%, respectively, of our total net sales from continuing operations for the year.

Critical Accounting Policies, Assumptions and Use of Estimates

Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements. The consolidated financial statements of the Company are prepared in conformity with GAAP. The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of trade receivables, inventories, goodwill and other intangible assets, impairment of long-lived assets, income taxes, and insurance costs, among others. These estimates and assumptions are based on managements’ best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including an evaluation of the current global economic climate. Management monitors economic conditions and other factors and adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currency and equity values and declines in the global economic environment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ from these estimates under different assumptions or conditions. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements of future periods. The Company’s management believes the critical accounting policies listed below are the most important to the fair presentation of the Company’s financial condition and results of operations. These policies require the most significant judgments and estimates of the Company’s management in the preparation of the Company’s consolidated financial statements.

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

Income Taxes. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions, the most significant of which are Mexico and China. Income taxes are accounted for under the rules of FASB ASC 740, “Income Taxes”, and a full income tax provision is computed for each reporting period. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred income tax assets when, in the opinion of management, it is more likely than not that some or all of its deferred income tax assets will not be realized. In evaluating the future realization of its deferred income tax assets, ITG considers both positive and negative evidence related to expected future reversals of existing taxable temporary differences, projections of future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, and potential tax-planning strategies. The Company records interest and penalties related to income tax settlements in income tax expense in the consolidated statement of operations. Significant judgments are required in order to determine the realizability of the deferred income tax assets. Changes in the expectations regarding the realization of deferred income tax assets could materially impact income tax expense in future periods. For uncertain income tax positions on the Company’s income tax returns, the Company first determines whether it is more likely than not that each income tax position would be sustained upon audit. The Company then estimates and measures any tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities. If the Company later modifies its evaluations, the Company records the related changes in the tax provision during the period in which such determinations are made.

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
Under the direction of the Company’s principal executive officer and principal financial officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 in accordance with the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that such internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides the names, ages and positions of the individuals who currently serve as members of the board of directors, or as executive officers, of the Company:

Name	Age	Positions and Offices
Wilbur L. Ross, Jr.	75	Chairman of the Board of Directors
Joseph L. Gorga	60	President and Chief Executive Officer and Director
Robert E. Garren	56	Vice President, Human Resources and Corporate Communications
Neil W. Koonce	65	Vice President, General Counsel and Secretary
Craig J. Hart	50	Vice President and Treasurer
Gail A. Kuczkowski	57	Executive Vice President and Chief Financial Officer
Kenneth T. Kunberger	53	Chief Operating Officer
James W. Payne	63	President, Carlisle Finishing
Jeffrey H. Peck	52	President, Burlington Worldwide Group
Stephen W. Bosworth	73	Director
William P. Carmichael	69	Director
Michael J. Gibbons	42	Director
John W. Gildea	69	Director
Harvey L. Tepner	56	Director
Dr. Daniel D. Tessoni	65	Director
David L. Wax	60	Director
Pamela K. Wilson	66	Director

Wilbur L. Ross, Jr. is Non-Executive Chairman of the Board of the Company, a position he has held since 2005. Mr. Ross is also Chairman and Chief Executive Officer of WLR, a merchant banking firm, a position he has held since April 2000. WLR is an affiliate of the Company. He also serves on the board of the following companies: Insuratex, Ltd. of Bermuda; Nikko Electric Industry Co. Ltd., Ohizumi Manufacturing Company of Japan and International Auto Components Group. Mr. Ross is a Director of Air Lease Corp., BankUnited, Bank of Ireland, Sun Bancorp and Talmer Bank as well as ArcelorMittal N.V. and NBNK and Assured Guaranty, Ohizumi. Mr. Ross has significant experience in finance and knowledge of the market place. Through the WLR Affiliates, Mr. Ross has made available material financing assistance to the Company. We believe that Mr. Ross is in a position to identify opportunities for the Company and that his keen business acumen is a valuable resource.

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

Craig J. Hart is Vice President and Treasurer of the Company. Mr. Hart joined ITG in December 2007 from Remy International, Inc., a manufacturer of various electrical and automotive components and parts, where he had served as Treasurer since 2004. Mr. Hart joined Remy International, Inc. in February 1997. Previously, he worked for Pontarelli Builders, a contractor and construction company, as Director of Financial Services and prior thereto, at a family wealth management office in Chicago, IL in various financial roles.

Gail A. Kuczkowski is Executive Vice President and Chief Financial Officer. She has held these positions since December 2011. Previously, she held the position of Vice President and Chief Accounting Officer since joining the Company in January 2008. On April 17, 2009, Ms. Kuczkowski was also designated as the officer performing the functions of the principal financial officer of the Company. Prior to joining the Company, Ms. Kuczkowski served as Director, Global Accounting at INVISTA, an integrated fiber and polymers business, from September 2006 and as Assistant Corporate Controller from May 2004 until September 2006. Prior thereto, she served as Chief Financial Officer for US/Canada of KoSa, a producer of commodity and specialty polyester fibers, polymers and intermediates, from December 2002 to May 2004. Ms. Kuczkowski began her career at Price Waterhouse (now PricewaterhouseCoopers), a public accounting and financial consulting firm.

Kenneth T. Kunberger serves as Chief Operating Officer. He has held this position since December 2011. Previously, he was the President of ITG Apparel & Specialty Fabrics Group for the Company, a position he held since January 2009 and prior to that, was President of the Burlington Worldwide division of ITG from the completion of the Merger to January 2009. Prior thereto, he held that position with Former ITG from its inception in August 2004. Prior to that, he served as Executive Vice President, Sales and Marketing, of the Sportswear and Casualwear divisions of Burlington Industries from 1998 to 2002, as President of Burlington Industries Worldwide-North America division from 2002 to 2004, and as President of Burlington Industries’ Apparel Fabrics division in 2004.

James W. Payne is President of the Carlisle Finishing LLC business segment and his responsibilities include the operations of Narricot Industries and the Burlington Finishing division of the Company. Previously he was President of the Carlisle Finishing division and held that position since the completion of the Merger. Prior to that, Mr. Payne was the President of the Carlisle Finishing division of Former ITG since 2005 and Executive Vice President of the Carlisle Finishing division of Former ITG from August 2004 to 2005. Prior to that, he served as Executive Vice President of the Carlisle Finishing division of Cone Mills from 1997 to 2004.

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

William P. Carmichael has been a director of the Company since November 2012. Mr. Carmichael, a private consultant, co-founded The Succession Fund in 1998 to provide an exit strategy to owners of privately held companies.  This Fund was sold in 2007.  Prior to forming The Succession Fund, Mr. Carmichael worked for Price Waterhouse (now PricewatehouseCoopers) for four years, and has twenty-six years of experience in various financial positions with global consumer product companies.  Mr. Carmichael currently serves on the boards of directors of Cobra Electronics Corporation, The Finish Line, Inc. and McMoran Exploration Co., and as a Trustee of the Columbia Funds. Mr. Carmichael brings to the Company considerable expertise in investments and in mergers and acquisitions in small and middle market companies, which we believe provides significant insight to the Company. In addition, Mr. Carmichael’s experience serving on the board of directors of several other public companies allows us to leverage his experiences with respect to, among other things, appropriate oversight and related actions utilized in the board environment.

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

John W. Gildea has been a director of the Company since February 2012. Mr. Gildea founded Gildea Management Company, a management company specializing in investments in middle market companies in the United States and Europe, in 1984. Mr. Gildea currently serves on the board of directors of Misonix, Inc., Sothic Capital, a UK based distressed fund, and Country Pure, a private company. He also served on the board of directors of America Service Group Inc. from 2006 to 2011 and Sterling Chemicals, Inc. from 2002 to 2011. Mr. Gildea brings to the Company considerable expertise in investments in middle market companies in the United States and Europe, which we believe provides significant insight to the Company. In addition, Mr. Gildea’s experience serving on the board of directors of several other public companies allows us to leverage his experiences with respect to, among other things, appropriate oversight and related actions utilized in the board environment.

Harvey L. Tepner has been a director of the Company since December 2012 and a Principal of WLR since 2008. Prior to that, Mr. Tepner was a Partner at Compass Advisers, LLP. Prior to that time, Mr. Tepner was a Managing Director of Loeb Partners Corporation from 1995 to 2002, and prior to the position at Loeb, Mr. Tepner served as an officer in the corporate finance departments of Dillon, Read & Co. Inc. and Rothschild Inc. He began his career with Price Waterhouse in Canada. Mr. Tepner’s investment banking experience and overall knowledge of the financial markets, including issues of liquidity and capital structure, is beneficial to the Board of Directors and to the Company. Mr. Tepner also serves as a director of Core-Mark Holdings, Inc.

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

David L. Wax has been a director of the Company since the completion of the Merger. Prior to that, Mr. Wax was a member of the board of directors of Former ITG since its inception in August 2004. He is a Managing Director of WLR, a position he has held since 2000. Prior to that time, he was a Managing Director at Rothschild, Inc., an investment banking firm, where he was active in restructuring and workouts for over 10 years. Before joining Rothschild, Mr. Wax was with Bankers Trust for 15 years. Mr. Wax has considerable international business and investment banking experience. The Company believes his experiences and skills benefit the board of director’s discussions related to financing and strategic opportunities.

Pamela K. Wilson has been a director of the Company since the completion of the Merger. Prior to that, Ms. Wilson was a member of the board of directors of Former ITG since its inception in August 2004. She is a Managing Director of WLR, a position she has held since 2000. Prior to that, she was with Rothschild, Inc. from 1998 to 2000. Before joining Rothschild, Ms. Wilson was with J.P. Morgan & Co. for over twenty years, with responsibility for J.P. Morgan’s distressed debt research effort. The Company believes her experiences and skill set benefit the board of directors’ discussions and analysis related to financing and strategic opportunities.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons who beneficially own more than 10% of the Company’s common stock, are required to file initial reports of ownership and reports of certain changes in ownership with the SEC. Based solely upon our review of copies of such reports, we believe that our directors and executive officers, and beneficial owners of more than 10% of our common stock, timely complied with all applicable filing requirements for our 2012 fiscal year, except for an initial Form 3 filing on behalf of Harvey L. Tepner, which was filed late due to administrative oversight.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding the compensation of the Named Executive Officers, consisting of our principal executive officer and the other two most highly compensated individuals who served as executive officers at December 31 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensa- tion (1) ($)	Total ($)

Joseph L. Gorga	2012	$660,000	$0	$0	$0	$0	$4,248	$34,665	$698,913
President and Chief	2011	$660,000	$0	$0	$0	$0	$2,924	$34,466	$697,390
Executive Officer

Kenneth T. Kunberger	2012	$425,000	$0	$0	$0	$0	$17,496	$28,835	$471,331
Chief Operating Officer	2011	$402,083	$0	$0	$0	$0	$9,298	$28,522	$439,903

Jeffrey H. Peck	2012	$300,000	$0	$0	$0	$0	$40,568	$22,739	$363,307
President,	2011	$263,333	$0	$0	$0	$0	$20,157	$22,369	$305,859
Burlington WorldWide

Note:

1.	2012 amounts include car allowances, Company matching contributions to the 401(k), premiums for supplemental long-term disability coverage, and premiums for supplemental life insurance benefits.

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

Benefit Plans

The Company maintains a tax-qualified Section 401(k) defined contribution plan. Under this plan, the Company provides a matching contribution of 100% of the first 3% of a participant’s eligible compensation which is contributed to this plan, and 50% of the next 2% of the participant’s eligible contributed compensation up to the federal limits on earnings and contributions. The Company does not maintain any active, ongoing nonqualified deferred compensation plan.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to all unexercised stock options and unvested restricted stock grants previously awarded to the Named Executive Officers, as of December 31, 2012. No other equity awards to the Named Executive Officers were outstanding as of December 31, 2012.

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

The Committee chose not to make any equity-based awards in 2012. The amounts set out in the table below include all amounts paid to members of the Company’s Board of Directors for their service as a Board member of the Company in 2012.

2012 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Stephen W. Bosworth	$134,000	$0	$134,000
William P. Carmichael	$3,587	$0	$3,587
Michael J. Gibbons	$0	$0	$0
Joseph L. Gorga	$0	$0	$0
John W. Gildea	$123,055	$0	$123,055
Wilbur L. Ross, Jr.	$0	$0	$0
David H. Storper (1)	$0	$0	$0
Harvey L. Tepner	$0	$0	$0
Daniel D. Tessoni	$63,750	$0	$63,750
David L. Wax	$0	$0	$0
Pamela K. Wilson	$0	$0	$0

(1)  Mr. Storper resigned from the Board in 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of shares of ITG common stock, Series C preferred stock (the “Series C Preferred Stock”)  and Series A convertible preferred stock (the “Series A Preferred Stock”) as of March 15, 2013 (except as set forth below) by (1) each person (including any group deemed a “person” under Section 13(d)(3) of the Exchange Act) known to ITG to beneficially own more than 5% of ITG’s common stock, (2) each of ITG’s Named Executive Officers, (3) each of ITG’s directors and (4) all directors and current executive officers of ITG as a group. Information relating to beneficial ownership is based upon “beneficial ownership” concepts set forth in rules of the SEC. Under those rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of, or to direct the disposition of, such security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership (such as by exercise of options) within 60 days. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial interest. Except as indicated in notes to this table, directors and executive officers possessed sole voting and investment power with respect to all of their respective shares in the table. Shares not outstanding which are subject to options exercisable within 60 days by persons in the group or a named individual are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of common stock owned by the group or such individual.

This table is based, in part, upon information supplied to ITG by its officers, directors and principal stockholders, and Schedules 13D filed with the SEC, as applicable.

Name, and Address of Beneficial Owners Over 5%	Number of Shares of Common Stock Beneficially Owned	Number of Shares of Series C Preferred Stock (1) Beneficially Owned	Number of Shares of Series A Preferred Stock (2) Beneficially Owned	Percent of Common Stock Beneficially Owned	Percent of Series C Preferred Stock Beneficially Owned	Percent of Series A Preferred Stock Beneficially Owned	Percent of Total Voting Power Beneficially Owned (1)(2)
Wilbur L. Ross, Jr. and Affiliated Entities (3), c/o WL Ross & Co. LLC, 1166 Avenue of the Americas, 25th Floor New York, New York 10036	14,334,155	116,503	12,259,687	80.5%	100%	98.0%	87.8%
Joseph L. Gorga (4)	243,241	—	—	1.4	—	—	*
Kenneth T. Kunberger (5)	54,040	—	—	*	—	—	*
Jeffrey H. Peck (6)	23,643	—	—	*	—	—	*
Stephen W. Bosworth (7)	33,587	—	—	*	—	—	*
William P. Carmichael	—	—	—	—	—	—	—
Michael J. Gibbons (8)	—	—	—	—	—	—	—
John W. Gildea	—	—	—	—	—	—	—
Harvey L. Tepner (8)	—	—	—	—	—	—	—
Daniel D. Tessoni	—	—	—	—	—	—	—
David L. Wax (8)	—	—	—	—	—	—	—
Pamela K. Wilson (8)	—	—	—	—	—	—	—
All directors and current executive officers as a group (16 persons) (9)	14,765,360	116,503	12,505,690	82.9%	100%	98.0%	89.2%

NOTES:
*	Represents less than 1% of the outstanding class of stock.
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

(2)
Shares of Series A Preferred Stock vote together with shares of the Company’s common stock on all matters submitted to a vote of the Company’s stockholders. Each share of Series A Preferred Stock is entitled to one vote per share on all such matters

(3)
WLR Recovery Fund II, L.P. (“Fund II”) directly owns 268,244 shares of common stock, WLR Recovery Fund III L.P. (“Fund III”) directly owns 4,356,639 shares of common stock and International Textile Holdings, Inc. (“Holdings”) directly owns 9,709,272 shares of common stock of the Company. Fund II is the majority stockholder of Holdings, WLR Recovery Associates II LLC (“Associates II”) is the general partner of Fund II and WLR Recovery Associates III LLC (“Associates III”) is the general partner of Fund III. Wilbur L. Ross, Jr. is the managing member of each of Associates II and Associates III. Accordingly, Associates II, Associates III and Mr. Ross may be deemed to share voting and dispositive power over the shares of common stock owned by Fund II, Fund III and Holdings. Fund III directly owns 10,602 shares of Series C Preferred Stock, Fund IV directly owns 105,552 shares of Series C Preferred Stock, and WLR IV Parallel ESC, L.P. (“ESC”) directly owns 349 shares of Series C Preferred Stock. Fund II directly owns 4,223,017 shares of Series A Preferred Stock, Fund III directly owns 5,344,194 shares of Series A Preferred Stock, and WLR/GS Master Co-Investment, L.P. directly owns 2,692,476 shares of Series A Preferred Stock. In addition to being the managing member of Associates II and Associates III, Mr. Ross has certain voting and dispositive power with respect to securities owned by WLR/GS Master Co-Investment, L.P. As a result, Mr. Ross may be deemed to beneficially own such shares of Series A Preferred Stock. To the extent Mr. Ross is deemed to beneficially own any of the foregoing shares, he disclaims such ownership.

(4)	Includes options to purchase up to 100,764 shares of common stock.
(5)	Includes options to purchase up to 23,510 shares of common stock.
(6)	Includes options to purchase up to 10,075 shares of common stock.
(7)	Consists of options to purchase up to 33,587 shares of common stock.
(8)
Excludes shares beneficially owned by entities affiliated with Wilbur L. Ross, Jr. Mr. Wax is a Managing Director of WLR. Ms. Wilson is a Managing Director of WLR. Mr. Tepneris a Principal of WLR. Mr. Gibbons is the Chief Financial Officer of WLR. Each of Mr. Wax, Ms. Wilson, Mr. Tepner and Mr. Gibbons disclaims beneficial ownership of all shares held by affiliates of Mr. Ross.

(9)	Includes options to purchase up to 198,161 shares of common stock.

The information required to be disclosed in this Item 12 by Item 201(d) of Regulation S-K is included in Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” hereof.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Wilbur L. Ross, Jr., Michael J. Gibbons, David L. Wax, Harvey L. Tepner and Pamela K. Wilson, each members of our board of directors, are the chairman and chief executive officer, chief financial officer, managing director, principal and managing director, respectively, of WLR.

WLR provides advisory services to the Company (consisting of consulting and advisory services in connection with strategic and financial planning, investment management and administration and other matters relating to our business and operations of a type customarily provided by sponsors of U.S. private equity firms to companies in which they have substantial investments, including any consulting or advisory services that the Board of Directors reasonably requests). In return for such services, WLR may charge a quarterly management fee of $0.5 million and is reimbursed for any reasonable out-of-pocket expenses (including expenses of third-party advisors retained by WLR). Per the Note Purchase Agreement, as amended, the payment of the management fees may not occur while a default or event of default has occurred and is continuing or would arise as a result of such payment, or at any time while payable in-kind (“PIK”) interest on the Notes is unpaid. As a result, WLR did not charge the Company for management fees in 2012 or 2011. At December 31, 2012, $2.5 million related to management fees was payable to WLR on a non-interest bearing basis.

The Company has entered into a marketing and service arrangement with OCM India Limited (“OCM”), which is owned by certain affiliates of WLR. Under the arrangement, the Company provides certain operations, marketing and service assistance to OCM in exchange for a service fee. In 2012, the Company received $0.3 million from OCM for service fees and sales commissions.

On December 3, 2007, the Company borrowed $25.0 million in aggregate principal amount (the “2007 Notes”) from ESC, Fund III and Fund IV. On December 29, 2008, the Company borrowed an additional $30.0 million in aggregate principal amount (the “2008 Notes”) from these three funds. The 2007 and 2008 Notes each bore interest at a rate of 18.0% per annum with an amended maturity date of March 2016.  The borrowings under the 2007 Notes and the 2008 Notes were evidenced by unsecured subordinated promissory notes issued to each of ESC, Fund III and Fund IV in the aggregate principal amounts of $256,764, $7,788,506 and $77,542,709, respectively. On July 24, 2012, the Company entered into a debt exchange agreement (the “Exchange Agreement”) with these funds pursuant to which it agreed to exchange the entire outstanding balance of the 2007 Notes and the 2008 Notes, including accrued interest through July 24, 2012 that was converted to additional principal prior to the debt exchange (approximately $112.5 million in the aggregate, which was the largest aggregate principal amount outstanding during 2012), for 112,469.2232 shares of newly issued Series C Preferred Stock of the Company. For additional information on the terms of the Series C Preferred Stock, see Note 13 of the Notes to Consolidated Financial Statements included herein. WLR Recovery Associates III LLC (“Associates III”) is the general partner of Fund III. Mr. Ross is the managing member of Associates III. WLR Recovery Associates IV LLC (“Associates IV”) is the general partner of Fund IV. Mr. Ross is the managing member of Associates IV and an executive officer of the managing member of ESC.

On June 6, 2007, the Company issued and sold $80.0 million of its senior subordinated notes (the “Notes”). As of December 31, 2012, ESC, Fund III and Fund IV held Notes with an original face amount of $57.5 million. Such Notes held by these entities have been amended, restated and issued in the form of new notes (“Tranche B Notes”). In 2010, the Company issued and sold $12.0 million of additional Tranche B Notes. The Tranche B Notes were issued to each of ESC, Fund III and Fund IV in the aggregate principal amounts of $278,000, $3,192,000 and $66,030,000, respectively. The Company issued and sold an additional $2.0 million of such Tranche B Notes in January 2011 and the Company also issued $9.0 million of additional Tranche B Notes in 2011 in connection with the Guaranty as described below. The largest aggregate principal amount outstanding under the Tranche B Notes during 2012 was $145.1 million. The Company has not repaid any principal on any of the Tranche B Notes, and all interest on the Tranche B Notes to date has been accrued or converted to additional principal amounts. At December 31, 2012, $145.1 million aggregate principal amount of Tranche B Notes was outstanding with an interest rate of 12.0%, including interest that has been converted to principal.

The Company has obligations under an amended Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of Fund IV. Pursuant to the Guaranty, the Company has agreed to guarantee the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total of $15.5 million. Also pursuant to the Guaranty, the Company is required to pay Fund IV a letter of credit issuance fee of $0.2 million and a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of December 31, 2012, the total obligations under such letters of credit guaranteed by the Company and settled by the issuance of additional Tranche B Notes were $6.5 million, and the Company incurred guarantee fees of $0.7 million in each of 2012 and 2011. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

The Company, Fund IV and General Electric Capital Corporation, the agent under the Company’s bank credit agreement (as amended, the “2011 Credit Agreement”), have entered into a support agreement pursuant to which the lenders under the 2011 Credit Agreement can draw upon an evergreen standby letter of credit in the amount of $20.0 million executed by Fund IV if the Company’s excess availability (as defined in the 2011 Credit Agreement) falls below certain predefined levels; no such amounts have been drawn by the lenders as of December 31, 2012.

Director Independence

The common stock of the Company is not traded on the NYSE or any other national securities exchange; however, the Company has adopted the director independence definitions as set out in Section 303A.02 of the New York Stock Exchange's Listed Company Manual. Based on the independence standards and all of the relevant facts and circumstances, the Company’s Board of Directors determined that Mr. Bosworth, Dr. Tessoni and Mr. Gildea had no material relationship with the Company and thus are independent under Section 303A.02 of the listing standards of the NYSE.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm for the Company’s 2012 and 2011 fiscal years was Grant Thornton LLP. The following table provides information on the fees billed to the Company by Grant Thornton LLP and other member firms of Grant Thornton International Ltd. for its services to the Company during the Company’s fiscal years ended December 31, 2012 and 2011.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit Fees	$1,218,000	$1,277,500
Tax Fees	1,800	—
All Other Fees	—	55,500
Total Fees	$1,219,800	$1,333,000

In the above table, in accordance with applicable SEC rules, “audit fees” are fees billed by the independent registered public accounting firm for professional services for the audit of the consolidated financial statements included in the Company’s Annual Report on Form 10-K, including audits of the foreign subsidiary statutory reports of the Company’s foreign subsidiaries for their respective fiscal years, and reviews of financial statements included in the Company’s quarterly reports on Form 10-Q, or for services that are normally provided by auditors in connection with statutory and regulatory filings or engagements. In the above table, “all other fees” are fees billed by the independent registered public accounting firm to the Company for services not related to “audit fees”, “audit-related fees” or “tax fees”, and consist of fees related to certain  review services.

The audit committee of the Company’s board of directors has established a policy requiring its approval of all audit, and any non-audit, services prior to the provision of these services by the Company’s independent registered public accounting firm. Pursuant to this policy, the audit committee annually approves a detailed request for annual audit and other permitted services up to specified dollar limits. In determining whether to pre-approve permitted services, the audit committee considers whether such services are consistent with SEC rules and regulations. If the Company’s management believes additional services are necessary or that the dollar amount of previously approved services must be increased, management must seek specific prior approval for these services from the audit committee. To ensure prompt handling of unexpected matters, the Company’s audit committee has delegated to its chairperson the authority to pre-approve permissible non-audit services and fees and to amend or modify pre-approvals that have been granted by the entire audit committee. A report of any such actions taken by the committee chairperson must be provided to the audit committee at the audit committee meeting following such action. None of the services described above were approved by the audit committee pursuant to the exception provided by Rule 2-01(c)(7)(i)(C) of Regulation S-X of the SEC during either of the periods presented.

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

3.1
Second Amended and Restated Certificate of Incorporation of International Textile Group, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-23938)  filed with the Commission on October 26, 2006)

3.2
Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on March 8, 2007)

3.3
Certificate of Increase of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on July 3, 2012)

3.4
Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the SEC on June 11, 2008)

3.5
Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on July 30, 2012)

3.6
Amended and Restated Bylaws of International Textile Group, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on October 26, 2006)

4.1
Form of Stockholders Agreement, dated as of March 2, 2007, by and among International Textile Group, Inc., WLR Recovery Fund II, L.P., WLR Recovery Fund III, L.P. and WLR/GS Master Co-Investment, L.P., and the other investors from time to time party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

4.2	Form of Senior Subordinated Note (Tranche A) (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2011)
4.3
Form of Senior Subordinated Note (Tranche B) entered into in December 2009 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2009)

4.4
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
*10.3
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

*10.7
Form of Severance Letter with certain officers of International Textile Group, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

*10.8
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

*10.10
Form of Indemnification Agreement entered into with certain officers and directors (incorporated by reference to Exhibit 10.30.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on December 8, 2005)

*10.11
Form of Amended and Restated Indemnification Agreement entered into with certain officers and directors (incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2005)

*10.12	Form of Indemnification Agreement for officers and directors (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2009)
*10.15
International Textile Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-23938), filed with the SEC on June 11, 2008)

*10.14	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-23938), filed with the Commission on June 11, 2008)
*10.15	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-23938), filed with the Commission on June 11, 2008)
10.16
Description of arrangement regarding certain management services provided by W.L. Ross & Co. LLC to International Textile Group, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

10.17
Amended and Restated Credit Agreement, dated as of March 30, 2011, by and among International Textile Group, Inc. and certain of its subsidiaries, as borrowers, General Electric Capital Corporation, as agent and lender, and the other lenders and other parties signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2011)

10.18
Consent and Amendment No. 1 to Credit Agreement, dated as of May 26, 2011, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2011)

10.19
Amendment No. 2 to Credit Agreement, dated as of June 17, 2011, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2011)

10.20
Limited Waiver and Amendment No. 3 to Credit Agreement, dated as of November 14, 2011, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2011)

10.21
Consent and Amendment No. 4 to Credit Agreement, dated as of December 27, 2011, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2011)

10.22
Limited Waiver and Amendment No. 5 to Credit Agreement, dated as of March 30, 2012, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2012)

10.23
Amendment No. 6 to Credit Agreement, dated as of June 14, 2012, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2012)

10.24
Consent and Amendment No. 7 to Credit Agreement, dated as of July 25, 2012, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2012)

10.25
Amendment No. 8 to Credit Agreement, dated as of December 20, 2012, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

10.26
Amendment No. 9 to Credit Agreement, dated as of  March 12, 2013, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

10.27
English translation of Term Loan Agreement, dated as of March 23, 2011, by and among Burlington Morelos S.A. de C.V. and Banco Nacional De Mexico, S.A., as lender thereto (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File 000-23938) for the quarter ended March 31, 2011)

10.28
English translation of Factoring Discount Line Opening Agreement, dated as of March 23, 2011, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional De Mexico, S.A., as lender thereunder (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2011)

10.29
English translation of amended and restated Factoring Discount Line Opening Agreement, dated as of March 2, 2012, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional De Mexico, S.A., as lender thereunder (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the year ended December 31, 2011)

10.30
English translation of amended and restated Factoring Discount Line Opening Agreement, dated as of March 7, 2013, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional De Mexico, S.A., as lender thereunder

10.31
Stock Exchange Agreement, dated as of March 8, 2007, by and between WLR Recovery Fund III, L.P., the other individuals listed on the signature page thereto and International Textile Group, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

10.32
Debt Exchange Agreement, dated as of March 2, 2007, by and among International Textile Group, Inc. and WLR Recovery Fund II, L.P. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

10.33
Debt Exchange Agreement, dated as of July 24, 2012, by and among International Textile Group, Inc. and each of WLR Recovery Fund III, L.P., WLR Recovery Fund IV, L.P. and WLR IV Parallel ESC, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on July 30, 2012)

10.34
Senior Subordinated Note Purchase Agreement, dated as of June 6, 2007, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on June 12, 2007)

10.35
Amendment No. 1 to Senior Subordinated Note Purchase Agreement, dated as of April 15, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2008)

10.36
Amendment No. 2 to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on December 31, 2008)

10.37
Amendment No. 3 to the Senior Subordinated Note Purchase Agreement dated as of December 22, 2009, by and among International Textile Group, Inc. and purchasers signatory thereto (incorporated by reference to Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2009)

10.38
Amendment No. 4 to Senior Subordinated Note Purchase Agreement, dated as of March 16, 2011, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2011)

10.39
Amendment No. 5 to Senior Subordinated Note Purchase Agreement, dated as of March 30, 2011, by and among International Textile Group,  Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2011)

10.40
Amendment No. 6 to Senior Subordinated Note Purchase Agreement, dated as of May 23, 2011, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2011)

10.41
Amendment No. 7 to Senior Subordinated Note Purchase Agreement, dated as of June 17, 2011, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2011)

10.42
Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes, dated as of August 12, 2010, by and among International Textile Group, Inc. and purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended September 30, 2010)

10.43
Consent to Senior Subordinated Note Purchase Agreement dated as of January 7, 2011, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2010)

10.44
Limited Waiver Agreement (May 8, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2009)

10.45
Limited Waiver Agreement (June 1, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2009)

10.46
Limited Waiver Agreement (June 26, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2009)

10.47
Limited Waiver Agreement (July 22, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938)  for the quarter ended June 30, 2009)

10.48
Limited Waiver Agreement to Senior Subordinated Note Purchase Agreement, dated as of July 22, 2009, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2009)

10.49
Agreement and Plan of Merger, dated as of August 29, 2006, by and among Safety Components International, Inc., SCI Merger Sub, Inc. and International Textile Group Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the year ended December 31, 2006)

10.50
Fourth Amended and Restated Support Agreement by and between International Textile Group, Inc. and WLR Recovery Fund IV, LP, and General Electric Capital Corporation dated December 27, 2011 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2011)14.1International Textile Group, Inc. Standards of Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

21.1	Subsidiaries of International Textile Group, Inc.
23.1	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Charter of the Audit Committee of the Board of Directors (incorporated by reference to Exhibit 10.1 to Form 10-K/A (File No. 000-23938) filed on April 29, 2009)

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

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

Date: April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Joseph L. Gorga	Director, President and Chief	April 1, 2013
Joseph L. Gorga	Executive Officer

/s/ Wilbur L. Ross, Jr.	Director, Chairman of the Board	April 1, 2013
Wilbur L. Ross, Jr.

/s/ Gail A. Kuczkowski	Executive Vice President and Chief Financial Officer	April 1, 2013
Gail A. Kuczkowski	(Principal Financial and Accounting Officer)

/s/ Stephen W. Bosworth	Director	April 1, 2013
Stephen W. Bosworth

/s/ William P. Carmichael	Director	April 1, 2013
William P. Carmichael

/s/ Michael J. Gibbons	Director	April 1, 2013
Michael J. Gibbons

/s/ John W. Gildea	Director	April 1, 2013
John W. Gildea

/s/ Harvey L. Tepner	Director	April 1, 2013
Harvey L. Tepner

/s/ Daniel D. Tessoni	Director	April 1, 2013
Daniel D. Tessoni

/s/ David L. Wax	Director	April 1, 2013
David L. Wax

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
International Textile Group, Inc. and Subsidiary Companies:

We have audited the accompanying consolidated balance sheets of International Textile Group, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Textile Group, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina
April 1, 2013

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

Assets	December 31, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$3,240	$3,987
Accounts receivable, less allowances of $682 and $1,143, respectively	66,680	73,250
Sundry notes and receivables	10,929	8,834
Inventories	109,604	140,079
Deferred income taxes	2,040	1,771
Prepaid expenses	2,908	3,770
Assets held for sale	29	307
Other current assets	767	1,063
Total current assets	196,197	233,061
Investments in and advances to unconsolidated affiliates	18	652
Property, plant and equipment, net	140,952	193,185
Intangibles and deferred charges, net	2,112	2,944
Goodwill	2,740	2,740
Deferred income taxes	2,233	1,892
Other assets	1,623	1,626
Total assets	$345,875	$436,100
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of bank debt and other long-term obligations	$17,260	$28,214
Callable long-term debt classified as current	38,006	65,552
Short-term borrowings	36,969	54,451
Accounts payable	46,051	51,325
Sundry payables and accrued liabilities	32,610	30,339
Income taxes payable	7,571	3,773
Deferred income taxes	4,624	3,225
Total current liabilities	183,091	236,879
Bank debt and other long-term obligations, net of current portion	84,393	113,697
Senior subordinated notes	16,656	—
Senior subordinated notes - related party	145,051	128,626
Unsecured subordinated notes - related party	—	101,920
Income taxes payable	1,806	1,681
Deferred income taxes	2,534	2,124
Other liabilities	25,191	26,696
Total liabilities	458,722	611,623
Commitments and contingencies
Stockholders' deficit:
International Textile Group, Inc. stockholders' deficit:
Series C preferred stock (par value $0.01 per share; 5,000,000 shares authorized; 116,502 and zero shares issued and outstanding, and aggregate liquidation value of $116,013 and $0 at December 31, 2012 and 2011, respectively)	116,013	—
Series A convertible preferred stock (par value $0.01 per share; 13,000,000 and 12,000,000 shares authorized; 12,505,687 and 11,595,895 shares issued and outstanding; and aggregate liquidation value of $312,642 and $289,897 at December 31, 2012 and 2011, respectively)	312,642	289,897
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 shares issued and outstanding at December 31, 2012 and 2011)	175	175
Capital in excess of par value	33,710	60,488
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(567,312)	(502,639)
Accumulated other comprehensive loss, net of taxes	(7,706)	(7,225)
Total International Textile Group, Inc. stockholders’ deficit	(112,889)	(159,715)
Noncontrolling interests	42	(15,808)
Total stockholders' deficit	(112,847)	(175,523)
Total liabilities and stockholders' deficit	$345,875	$436,100

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2012	2011

Net sales	$619,075	$644,166
Cost of goods sold	564,315	593,684
Gross profit	54,760	50,482
Selling and administrative expenses	46,079	44,939
Provision for (recovery of) bad debts	(94)	21
Other operating income - net	(9,478)	(4,906)
Restructuring charges	928	763
Income from operations	17,325	9,665
Non-operating other income (expense):
Interest income	84	342
Interest expense - related party	(26,974)	(30,007)
Interest expense - third party	(18,886)	(18,407)
Other income (expense) - net	(6,327)	(6,380)
Total non-operating other income (expense) - net	(52,103)	(54,452)
Loss from continuing operations before income taxes and equity in losses of unconsolidated affiliates	(34,778)	(44,787)
Income tax expense	(4,060)	(4,056)
Equity in losses of unconsolidated affiliates	(595)	(40)
Loss from continuing operations	(39,433)	(48,883)
Discontinued operations, net of taxes:
Loss from discontinued operations	(5,702)	(22,826)
Loss on deconsolidation of subsidiary	(22,204)	-
Gain on disposal	-	2,066
Loss from discontinued operations	(27,906)	(20,760)
Net loss	(67,339)	(69,643)
Less: net loss attributable to noncontrolling interests	(2,666)	(10,503)
Net loss attributable to International Textile Group, Inc.	$(64,673)	$(59,140)

Net loss attributable to International Textile Group, Inc.	$(64,673)	$(59,140)
Accrued preferred stock dividends	(26,778)	(21,035)
Net loss attributable to common stock of International Textile Group, Inc.	$(91,451)	$(80,175)

Net loss per share attributable to common stock of
International Textile Group, Inc., basic:
Loss from continuing operations	$(3.79)	$(3.97)
Loss from discontinued operations	(1.45)	(0.62)
	$(5.24)	$(4.59)
Net loss per share attributable to common stock of
International Textile Group, Inc., diluted:
Loss from continuing operations	$(3.79)	$(3.97)
Loss from discontinued operations	(1.45)	(0.62)
	$(5.24)	$(4.59)

Weighted average number of shares outstanding - basic	17,468	17,468
Weighted average number of shares outstanding - diluted	17,468	17,468

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Comprehensive Operations
(Amounts in thousands)

	Year Ended December 31,
	2012	2011

Net loss	$(67,339)	$(69,643)

Other comprehensive loss, net of taxes:
Actuarial losses on benefit plans:
Net loss arising during the period	(1,174)	(1,580)
Less: amortization of unrecognized net losses included in periodic benefit cost	693	478
Other comprehensive loss	(481)	(1,102)

Net comprehensive loss	(67,820)	(70,745)

Less: net comprehensive loss attributable to noncontrolling interests	(2,666)	(10,503)

Net comprehensive loss attributable to International Textile Group, Inc.	$(65,154)	$(60,242)

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Stockholders’ Deficit
(Amounts in thousands, except share data)

	International Textile Group, Inc. Stockholders
	Series C Preferred stock		Series A Preferred stock		Common stock		Capital in excess of par	Treasury stock	Accum- ulated	Accum- ulated other compre- hensive	Non- controlling
	Shares	Amount	Shares	Amount	Shares	Amount	value	amount	deficit	loss	interests	Total

Balance at December 31, 2010	—	$—	10,754,489	$268,862	17,468,327	$175	$78,209	$(411)	$(443,499)	$(6,123)	$(1,818)	$(104,605)

Net loss	—	—	—	—	—	—	—	—	(59,140)	—	(10,503)	(69,643)
Actuarial losses on benefit plans, net of taxes	—	—	—	—	—	—	—	—	—	(1,102)	—	(1,102)
Acquisition of noncontrolling interest	—	—	—	—	—	—	3,314	—	—	—	(3,487)	(173)
Preferred stock dividends	—	—	841,406	21,035	—	—	(21,035)	—	—	—	—	—
Balance at December 31, 2011	—	—	11,595,895	289,897	17,468,327	175	60,488	(411)	(502,639)	(7,225)	(15,808)	(175,523)

Net loss	—	—	—	—	—	—	—	—	(64,673)	—	(2,666)	(67,339)
Actuarial losses on benefit plans, net of taxes	—	—	—	—	—	—	—	—	—	(481)	—	(481)
Exchange of unsecured related party notes for Series C preferred stock, net of fees	112,469	111,980	—	—	—	—	—	—	—	—	—	111,980
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—	—	18,516	18,516
Preferred stock dividends	4,033	4,033	909,792	22,745	—	—	(26,778)	—	—	—	—	—
Balance at December 31, 2012	116,502	$116,013	12,505,687	$312,642	17,468,327	$175	$33,710	$(411)	$(567,312)	$(7,706)	$42	$(112,847)

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2012	2011
OPERATIONS
Net loss	$(67,339)	$(69,643)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Loss on deconsolidation of subsidiary	22,204	-
Gain on disposal of discontinued operations	-	(2,066)
Non-cash restructuring charges	96	3
Provision for (recovery of) bad debts	(94)	8
Depreciation and amortization of property, plant and equipment	17,278	20,175
Amortization of deferred financing costs	1,039	1,250
Deferred income taxes	1,491	1,478
Equity in losses of unconsolidated affiliates	595	40
Gain on sale of assets	(294)	(1,722)
Noncash interest expense	29,463	32,781
Foreign currency exchange losses	757	1,433
Contributions to pension benefit plan	(2,248)	(2,363)
Payment of interest on payment-in-kind notes	-	(1,527)
Change in operating assets and liabilities:
Accounts receivable	6,474	(3,174)
Inventories	29,945	(23,362)
Other current assets	(358)	1,865
Accounts payable and accrued liabilities	1,072	20,843
Income taxes payable	3,388	(1,167)
Other	2,454	5,196
Net cash provided by (used in) operating activities	45,923	(19,952)

INVESTING
Capital expenditures	(2,037)	(3,366)
Investments in and advances to unconsolidated affiliates	(98)	(124)
Distributions from unconsolidated affiliates	400	-
Effect on cash from deconsolidation of subsidiary	(201)	-
Proceeds from sale of property, plant and equipment	936	2,638
Proceeds from sale of other assets, net	-	6,106
Net cash provided by (used in) investing activities	(1,000)	5,254

FINANCING
Proceeds from issuance of term loans	-	40,713
Repayment of term loans	(15,249)	(34,122)
Net borrowings (repayments) under revolver loans	(16,235)	74,119
Repayment of revolving loan facility at maturity	-	(38,577)
Net proceeds from (repayments of) short-term borrowings	(13,237)	5,454
Payment of financing fees	(187)	(2,682)
Repayment of capital lease obligations	(236)	(606)
Fees related to issuance of preferred stock	(490)	-
Proceeds from issuance of senior subordinated notes - related party	-	10,973
Payment of principal on payment-in-kind notes	-	(38,992)
Acquisition of noncontrolling interest	-	(173)
Increase (decrease) in checks issued in excess of deposits	246	(740)
Net cash provided by (used in) financing activities	(45,388)	15,367

Effect of exchange rate changes on cash and cash equivalents	(282)	(572)
Net change in cash and cash equivalents	(747)	97
Cash and cash equivalents at beginning of period	3,987	3,890
Cash and cash equivalents at end of period	$3,240	$3,987

Supplemental disclosures of cash flow information:
Cash payments (refunds) of income taxes, net	$(893)	$2,269
Cash payments for interest	$10,331	$11,773
Noncash investing and financing activities:
Accrued preferred stock dividends	$26,778	$21,035
Exchange of unsecured subordinated notes payable to related party for preferred stock	$112,469	$-
Note receivable for sale of assets	$-	$1,041
Debt incurred to settle financing costs	$-	$610

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements

Note 1 Nature of Business and Significant Accounting Policies

(a)  Nature of Business

International Textile Group, Inc. (“ITG”, the “Company”, “we”, “us” or “our”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations principally in the United States, Mexico, and China. The Company deconsolidated all operations related to its greenfield facility in Vietnam as of May 25, 2012. Accordingly, the financial position, results of operations and cash flows related to this business are not included in the Company’s consolidated financial statements subsequent to May 25, 2012 (see Note 2).

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

Financial Condition

The Company and its subsidiaries have a significant amount of debt outstanding under various credit facilities and agreements. A substantial portion of the Company’s debt is payable by various of the Company’s subsidiaries organized in foreign jurisdictions and is non-recourse to the ITG parent company. In addition, a substantial portion of the Company’s debt, $145.1 million at December 31, 2012, is payable to related parties (namely, certain entities affiliated with Wilbur L. Ross., Jr., the Company’s chairman of the board (collectively, the “WLR Affiliates”)).

On March 29, 2013, the Company entered into Amendment No. 10 to the Company's Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent and lender, and certain other lenders (the “2011 Credit Agreement”). This amendment, among other things, provides for a revolving credit facility in the amount of $90.0 million, an increase in availability under the revolving loan facility (the “U.S. Revolver”) of approximately $8.2 million, an increase of $4.0 million in the term loan facility (the “U.S. Term Loan”) and extends the final maturity date of all revolving and term loans thereunder to March 30, 2016. As amended, the 2011 Credit Agreement continues the repayment schedule of the U.S. Term Loan of $0.3 million in principal per month until maturity, at which date the entire remaining principal balance of the term loan facility is due. Borrowings under the 2011 Credit Agreement bear interest at LIBOR, plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option.

On March 27, 2013, a wholly-owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Burlington Morelos”), received funding of $6.3 million under a new term loan agreement with Banco Nacional De Mexico, S.A. (“Banamex”). The interest rate on borrowings under this term loan is variable at LIBOR plus 4% with scheduled repayments of $0.1 million in principal per month until February 2016, with the remaining principal balance due in March 2016.

On March 29, 2013, the Company used proceeds of $4.0 million from the amended U.S. Term Loan, $5.0 million from the Banamex term loan, and the balance from additional U.S. Revolver borrowings to repay in full all amounts outstanding ($17.2 million including PIK interest) under the Company’s third party Tranche A Notes (see Note 8), and to pay fees and expenses in connection with such financing activities. Accordingly, the Company has classified the $16.7 million balance outstanding under the Tranche A Notes as of December 31, 2012 as a long-term liability in accordance with U.S. generally accepted accounting principles (“GAAP”) given the completion of the refinancing of such short-term obligations with long-term debt prior to the issuance of the December 31, 2012 financial statements.

On July 24, 2012, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with the WLR Affiliates. Pursuant to the Exchange Agreement, the WLR Affiliates exchanged approximately $112.5 million of the Company’s unsecured subordinated notes – related party (see Notes 8 and 13) held by the WLR Affiliates for 112,469.2232 shares of a newly designated series of preferred stock of the Company (the “Series C Preferred Stock”) (the “Debt Exchange”). As a result, the Company’s annual interest expense burden has been reduced by approximately $21.0 million and the Company’s U.S operations were in a positive stockholders’ equity position as of December 31, 2012 as compared to a stockholders' deficit position immediately prior to the Debt Exchange.  On July 25, 2012, the Company completed the sale of certain “Burlington” trademark rights (the “Burlington IP Sale”) for gross proceeds of $6.0 million, and such proceeds were used to repay amounts outstanding under the Company’s U.S. revolving loan facility. In January 2013, Cone Denim (Jiaxing) Limited refinanced its bank credit facility under an amended three year term loan facility. See Notes 8 and 25.

The following table presents a summary of the Company’s debt obligations payable to third parties as of December 31, 2012 (in thousands). Amounts in the column labeled “U.S.” represent debt guaranteed by, or otherwise with recourse to, the ITG parent company. Amounts in the column labeled “International” represent debt of various of the Company’s international subsidiaries, but not guaranteed by, or without recourse to, the ITG parent company.

	U.S.	International	Total

Current portion of long-term debt	$3,219	$14,041	$17,260
Callable long-term debt classified as current	—	38,006	38,006
Short-term borrowings	4,403	32,566	36,969
	7,622	84,613	92,235
Bank debt and other long-term obligations, net of current maturities	66,390	34,659	101,049
Total third party debt	$74,012	$119,272	$193,284

Although the Company believes it is positioned to manage its liquidity requirements within its businesses over the next twelve months through funds expected to be generated from operations and available borrowing capacity, the Company’s ability to manage its non-recourse or certain of its other debt that becomes due within the next twelve months will be dependent upon its ability to restructure or obtain replacement financing for such debt or obtain modifications or amendments to any debt instruments of which the Company is not in covenant compliance. In the event the Company is not able to satisfy its obligations, the Company has estimated that the fair value of its collateral is sufficient to satisfy the debt obligations which may be secured by such collateral. There can be no assurances that the Company will not be negatively affected by changes in general economic, industry specific, financial market, legislative, competitive or regulatory factors or as to the Company’s ability to complete any of the foregoing, as to the availability of any other necessary financing and, if available, whether any potential sources of funds would be available on terms and conditions acceptable to the Company, or whether and to what extent the loss of any collateral securing any debt would have an effect on the Company. For additional information on the Company’s outstanding indebtedness, see Note 8.

(b)   Principles of Consolidation

The consolidated financial statements include the financial statements of International Textile Group, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in affiliates in which the Company owns 20% to 50% of the voting stock or has significant influence are accounted for using the equity method. In addition, the Company evaluates its relationships with other entities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10-25, “Consolidation – Recognition – Variable Interest Entities,” to identify whether they are variable interest entities as defined therein and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then results and financial position of that entity are included in the Company’s consolidated financial statements in accordance with FASB ASC 810-10-25.

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

(e)    Inventories

Inventories represent direct materials, labor and overhead costs incurred for products not yet delivered. Inventories are valued at the lower of cost or market value using the first-in, first-out (“FIFO”) method. The Company reviews its inventory to identify excess or slow moving products, discontinued and to-be-discontinued products, and off-quality merchandise, on a quarterly basis. For those items in inventory that are so identified, the Company estimates their market value based on historical and current realization trends. This evaluation requires forecasts of future demand, market conditions and selling prices. If the forecasted market value is less than cost, the Company writes down the value of its inventory to reflect the lower value of that inventory. This methodology recognizes inventory exposures at the time such losses are evident rather than at the time goods are actually sold.

(f)    Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for by either the equity or cost methods, generally depending upon ownership levels. The equity method of accounting is used when the Company’s investment in voting stock of an entity gives it the ability to exercise significant influence over the operating and financial policies of the investee. The equity method of accounting is used for unconsolidated affiliated companies in which the Company holds 20% or more of the voting stock of the investee, but no more than 50%. Investments in less than 20% of the voting stock of an unconsolidated affiliated company are accounted for using the cost method. These investments in unconsolidated affiliates are assessed periodically for impairment and are written down if and when the carrying amount is not considered fully recoverable.

(g)   Property, Plant and Equipment and Long-lived Assets Held for Sale

Property, plant and equipment are stated at cost less accumulated depreciation. Plant and equipment under capital leases are stated at the present value of future minimum lease payments, and amortization charges are included in depreciation expense. Depreciation and amortization of property, plant and equipment is calculated over the estimated useful lives of the related assets principally using the straight-line method: 15 years for land improvements, 10 to 40 years for buildings and 2 to 12 years for machinery, fixtures, and equipment (see Note 5). Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. The Company capitalizes certain interest costs as a component of the cost of construction in progress. The Company has purchased land-use rights from government entities in certain foreign countries that allow the use of land for periods of up to 99 years. Such amounts, which are not significant to the Company’s consolidated balance sheet, are recorded in property, plant and equipment and are amortized over various periods in accordance with local government regulations. Renewals or betterments of significant items are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Long-lived assets or disposal groups are classified as held for sale when all the applicable criteria of FASB ASC 360, “Property, Plant, and Equipment”, are met;  such assets are measured at the lower of their carrying amount or estimated fair value less costs to sell. A long-lived asset is not depreciated while it is classified as held for sale. The results of operations of a business component that either has been disposed of or is classified as held for sale is reported in discontinued operations in accordance with FASB ASC 360. The Company allocates interest to discontinued operations based on debt that is required to be repaid as a result of the disposal transactions.

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

(j)  Payable in-Kind Interest

In accordance with the terms of certain debt instruments, at certain dates, payable in-kind interest (“PIK Interest”) is either added to the principal amount of the related debt or is capitalized through the issuance of additional interest-bearing notes. The accrual of such PIK Interest is included in interest expense in the consolidated statements of operations and is included in noncash interest expense in the consolidated statements of cash flows as a component of operating cash flows. Upon the repayment of all or a portion of such debt, any accrued PIK Interest that has not yet been capitalized under the terms of the underlying debt instruments is classified as cash used in operating activities in the consolidated statements of cash flows. Repayment of the principal amount of debt, including PIK Interest that has been capitalized under the terms of the underlying debt, is classified as cash used in financing activities in the consolidated statements of cash flows.

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

(n)  Income Taxes

The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions, the most significant of which are Mexico and China. Income taxes are accounted for under the rules of FASB ASC 740, “Income Taxes”, and a full income tax provision is computed for each reporting period. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. A valuation allowance is provided for deferred income tax assets when, in the opinion of management, it is more likely than not that some or all of the Company’s deferred income tax assets will not be realized. In evaluating the future realization of its deferred income tax assets, ITG considers both positive and negative evidence related to expected future reversals of existing taxable temporary differences, projections of future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, and potential tax-planning strategies. The Company records interest and penalties related to income tax settlements in income tax expense in the consolidated statements of operations. Significant judgments are required in order to determine the realizability of the deferred income tax assets. Changes in the expectations regarding the realization of deferred income tax assets could materially impact income tax expense in future periods. For uncertain income tax positions on the Company’s income tax returns, the Company first determines whether it is more likely than not that each income tax position would be sustained upon audit. The Company then estimates and measures any tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities. If the Company later modifies its evaluations, the Company records the related changes in the tax provision during the period in which such determinations are made.

(o)  Derivative Instruments

The Company accounts for derivative instruments in accordance with FASB ASC 815, “Derivatives and Hedging”. Under these rules, all derivatives are required to be recognized on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. During 2012 and 2011, ITG did not have any instruments that were designated as hedging instruments and therefore, gains and losses associated with derivative instruments were recognized in earnings during the period of the change.

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

(r)  Foreign Currency Translation

The U.S. dollar is the functional currency of the Company’s foreign subsidiaries primarily due to the amount and volume of transactions denominated in U.S. dollars, including sales transactions and related accounts receivable, purchase transactions and related inventories and accounts payable, financing transactions and certain intercompany transactions. In addition, the foreign subsidiaries’ sales prices are determined predominantly by worldwide competitive and economic factors. As a result, the effects of remeasuring assets and liabilities into U.S. dollars are included in the accompanying consolidated statements of operations in “other (income) expense - net.”

(s)  Fair Value of Financial Instruments

The accompanying consolidated financial statements include certain financial instruments, and the fair value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt.

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

(u)  Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts recorded in the consolidated financial statements and the related notes to consolidated financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of trade receivables, inventories, goodwill, intangible assets, other long-lived assets, guarantee obligations, indemnifications and assumptions used in the calculation of income taxes, pension and postretirement benefits and of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the environmental costs, among others. These estimates and assumptions are based upon historical factors, current circumstances and the experience and judgment of the Company’s management. Management monitors economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currencies and equity values as well as changes in global consumer spending can increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ from these estimates under different assumptions or conditions. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Management believes that its estimates impacting the accompanying consolidated financial statements, including for these matters, are reasonable based on facts currently available.

(v)  Research and Development Expenses

Research and development costs are charged to operations when incurred and are recorded as a component of selling and administrative expenses in the accompanying consolidated statements of operations. Costs associated with research and development for the 2012 and 2011 fiscal years were approximately $6.6 million and $6.3 million, respectively.

(w)  Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs were approximately $0.4 million during each of the 2012 and 2011 fiscal years and were recorded as a component of selling and administrative expenses in the accompanying consolidated statements of operations.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The provisions of this guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which indefinitely defers certain provisions ASU 2011-05 to allow the FASB time to deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The adoption of ASU 2011-05 did not have any impact on our financial position or results of operations but impacted our financial statement presentation; the Company elected the option to present two separate but consecutive statements.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment,” which amends the guidance in Accounting Standards Codification (“ASC”) 350 on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASC 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. ASU 2012-02 does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under GAAP that provide additional detail on these amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. Because this ASU only impacts presentation and disclosure requirements, its adoption will not have a material impact on the Company’s consolidated results of operations or financial position.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. This ASU clarifies the timing of release of currency translation adjustments (“CTA”) from accumulated other comprehensive income (“AOCI”) upon deconsolidation or derecognition of a foreign entity, subsidiary or a group of assets within a foreign entity and in step acquisitions. Specifically, upon deconsolidation or derecognition of a foreign entity, CTA would be released; upon a sale of a subsidiary or a group of assets within a foreign entity, CTA would not be released, unless it also represents the complete or substantially complete liquidation of the foreign entity in which it resides; and, in a step acquisition, the AOCI related to the previously held investment would be included in the calculation of gain or loss upon change in control. ASU 2013-05 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 Deconsolidation and Discontinued Operations

Deconsolidation of the ITG-Phong Phu Cotton-Based Fabrics and Garment Manufacturing Operations

The Company deconsolidated its cotton-based fabrics and garment manufacturing operations as of May 25, 2012. Since completion in December 2008 and after the significant economic downturn in 2008 and 2009, the Company’s ITG-Phong Phu Joint Venture (“ITG-PP”) facility experienced increasing capacity utilization but, through December 31, 2011, continued to incur operating losses primarily due to a shortage of available working capital resulting in plant curtailments, late customer deliveries and high air freight costs. As a result, the Company, with the assistance of an affiliate of the Company’s chairman of the board, made additional investments in ITG-PP during 2011. At December 31, 2011, this facility had not reached full capacity utilization and the Company remained in discussions with its lenders and joint venture partner to resolve certain disputes. As a result of such disputes, the Vietnam operation was idled beginning in January 2012.

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

ITG-PP did not make its scheduled ITG-PP Term Loan installment payment in February 2012. On March 10, 2012, Techcombank sent ITG-PP notice of an event of default declaring all outstanding principal and accrued interest under the ITG-PP Term Loan and short-term credit line agreement immediately due and payable.  Pursuant to a security agreement entered into in connection with the ITG-PP Term Loan, this notice also gave Techcombank the right to, among other things, take possession and dispose of all of ITG-PP’s assets which secured such indebtedness (the “Security Assets”), which constituted all of ITG-PP’s assets other than the Kusters Equipment. ITG-PP had also not made certain scheduled principal payments on the capital lease obligation related to the Kusters Equipment, which constitutes an event of default under the capital lease agreement.

On May 25, 2012, ITG-PP and Techcombank entered into an enforcement agreement (“the Enforcement Agreement”) pursuant to which Techcombank took possession of the Security Assets. The Enforcement Agreement provides, among other things, that Techcombank has the power to conduct a sale of the Security Assets, subject to a minimum selling price for the Security Assets of $40.0 million, subject to certain reductions. As of May 25, 2012, the outstanding amount of the Techcombank obligations was approximately $18.6 million, including accrued interest and fees, and the outstanding amount of the ITG parent company related party loans receivable from ITG-PP was approximately $35.9 million, including accrued interest. Under the Enforcement Agreement, proceeds from the sale of the Security Assets are to be applied in the following priority: (i) to pay certain legal and other costs, taxes and fees related to the sale, (ii) to repay all principal and interest under the ITG-PP term loan and short-term credit line agreement, and (iii) to repay principal and interest owed by ITG-PP to ITG under certain related party loans described above. Any excess proceeds from the sale of the Security Assets are required to be remitted to, or at the direction of, ITG-PP.

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

The Security Assets and the Kusters Equipment supported the entire business operations of ITG-PP.  As a result of the execution of the Enforcement Agreement and the default under the lease agreement relating to the Kusters Equipment, the Company does not expect that it will regain control of such assets and that the loss of control of the ITG-PP assets is, therefore, not temporary. Consequently, ITG deconsolidated ITG-PP as of May 25, 2012. Accordingly, the financial position, results of operations and cash flows of ITG-PP are not included in the Company’s consolidated financial statements subsequent to May 25, 2012. The Company recorded a loss on deconsolidation of ITG-PP in the amount of $22.2 million in 2012, of which $22.0 million is a non-cash loss.

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

Presentation of Discontinued Operations

The results of operations related to the ITG-PP and jacquard fabrics business operations are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Prior year results of operations have been recast to conform to the current presentation. The Company allocates interest to discontinued operations based on debt that is required to be repaid from proceeds of the disposal transactions. No interest has been allocated to the ITG-PP discontinued operations in 2012 or 2011 due to the uncertainty of any amounts to be received by the ITG parent company. Net sales and certain other components included in discontinued operations were as follows (in thousands):

	2012	2011
Net sales:
ITG-PP business	$6,180	$50,206
Jacquards fabrics business	$—	$3,609

Interest expense allocated to discontinued operations:
ITG-PP business	$—	$—
Jacquards fabrics business	$—	$90

Loss from discontinued operations:
ITG-PP business	$(5,702)	$(22,762)
Jacquards fabrics business	$—	$(64)

Loss on deconsolidation of ITG-PP business	$(22,204)	$—

Gain on disposal of jacquards fabrics business	$—	$2,066

Note 3 Inventories

The major classes of inventory are as follows (in thousands):

	December 31, 2012	December 31, 2011
Inventories at FIFO:
Raw materials	$12,477	$17,472
Work in process	36,513	45,139
Finished goods	48,287	63,874
Dyes, chemicals and supplies	12,327	13,594
	$109,604	$140,079

Note 4 Investments in and Advances to Unconsolidated Affiliates

The Company owns 50% of each of Summit Yarn LLC and Summit Yarn Holdings (together, “Summit Yarn”) a joint venture formed to build and operate a cotton open-end and ring spun yarn manufacturing facility in Mexico. The Company also owns 49% of NxGen Technologies, LLC (“NxGen”), which is in the business of designing airbags, airbag systems and inflator units.

The aggregate summarized unaudited financial information of the Company’s investments in unconsolidated affiliates is set forth below (in thousands).

	December 31, 2012	December 31, 2011
Current assets	$14,998	$13,597
Noncurrent assets	6,672	7,941
Current liabilities	4,856	2,945
Noncurrent liabilities	—	—
Net sales	62,457	88,138
Gross profit	1,533	2,447
Net income (loss)	(981)	683

Results of operations included in the above table include various related party transactions entered into in the normal course of business with the Company (see Note 16). Such related party transactions have been eliminated through the cost of goods sold and the equity in loss of unconsolidated affiliates lines in the Company’s consolidated statements of operations. The Company assigned no values to noncurrent assets acquired in connection with the formation of the Company (except for noncurrent assets applicable to minority interest) due to the existence of negative goodwill in accordance with GAAP. Accordingly, no value was assigned to the Company’s noncurrent investments in unconsolidated affiliates upon formation of the Company. At December 31, 2012 and 2011, the Company’s recorded investment in Summit Yarn was approximately $8.9 million less than its 50% interest in Summit Yarn equity due to the above referenced purchase accounting adjustments. At December 31, 2012, the Company continues to record certain joint venture losses in excess of its investment balance in accordance with U.S. GAAP due to its commitment to provide further financial support to the investee as well as the expectation that the joint venture will return to profitability in 2013.

Note 5 Property, Plant, and Equipment

Property, plant, and equipment consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Land and land improvements	$3,427	$3,427
Buildings	67,255	76,186
Leasehold improvements	837	1,595
Machinery and equipment	179,837	206,180
Construction in progress	2,099	2,864
Equipment under capital leases	1,430	13,385
	254,885	303,637
Less: accumulated depreciation	(113,933)	(110,452)
	$140,952	$193,185

The December 31, 2011 balances above included approximately $38.0 million of net property, plant and equipment related to ITG-PP which was deconsolidated on May 25, 2012 (see Note 2).

The Company periodically performs assessments of the useful lives of its depreciable assets. In evaluating useful lives, the Company considers how long assets will remain functionally efficient and effective given such factors as quality of construction and estimated economic environments, competitive factors and technological advancements. If the assessment indicates that an asset may be used for a longer or shorter period than previously estimated, the useful life of such asset is revised, resulting in a change in estimate. Changes in estimates are accounted for on a prospective basis by depreciating the asset’s current then-carrying value over its revised estimated remaining useful life. Depreciation and amortization expense related to property, plant and equipment was $17.3 million and $20.2 million for 2012 and 2011, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets pursuant to the provisions of FASB ASC 360, “Property, Plant, and Equipment”. In addition, the decision by the Company to idle its Cone Denim de Nicaragua (“CDN”) facility in April 2009 requires the Company to test the recoverability of the value of CDN’s long-lived assets in the Company’s all other segment each quarter. Such recoverability reviews and tests, primarily based on fair value measured by prices for similar assets, did not result in any impairment charges in 2012 or 2011. The Company cannot predict the occurrence of any future events that might adversely affect the carrying value of long-lived assets. Any further decline in economic conditions could result in future impairment charges with respect to the Company’s long-lived assets, including any of its property, plant and equipment.

Note 6 Goodwill, Intangible Assets and Deferred Charges

Goodwill, intangible assets and deferred charges are comprised of the following (in thousands):

		December 31, 2012			December 31, 2011
	Range of Life (Years)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net

Goodwill	N/A	$2,740	$—	$2,740	$2,740	$—	$2,740

Other intangible assets	N/A	$200	$—	$200	$200	$—	$200
Amortizable intangbile assets and deferred charges:
Deferred financing costs	2-7	3,978	(2,066)	1,912	7,629	(4,885)	2,744
Other	N/A	100	(100)	—	100	(100)	—
Total		$4,278	$(2,166)	$2,112	$7,929	$(4,985)	$2,944

The goodwill balance at December 31, 2012 and 2011 of $2.7 million relates to the commission finishing segment and resulted in no impairment as a result of the Company’s annual evaluation as of October 1, 2012 or 2011.

The following table reflects the changes in the net carrying amount of other intangible assets (in thousands):

Other Intangible Assets
Balance at December 31, 2010	$1,253
Payment of financing fees	2,682
Noncash debt incurred to settle financing costs	300
Amortization	(1,250)
Foreign currency translation adjustments	(41)
Balance at December 31, 2011	2,944
Payment of financing fees	187
Amortization	(1,039)
Foreign currency translation adjustments	20
Balance at December 31, 2012	$2,112

Amortization expense for intangible assets and deferred charges for the 2012 and 2011 fiscal years was $1.0 million and $1.3 million, respectively. The estimated future amortization expense for definitive-lived intangible assets and deferred charges, based on current balances is as follows (in thousands):

2013	$907
2014	790
2015	207
2016	8
2017	—

Note 7 Sundry Payables and Accrued Liabilities

The major categories of sundry payables and accrued liabilities are as follows (in thousands):

	December 31, 2012	December 31, 2011

Accrued salaries and benefits	$4,748	$4,892
Accrued interest	11,255	8,412
All other	16,607	17,035
Total	$32,610	$30,339

Note 8 Long-Term Debt and Short-Term Borrowings

Total outstanding long-term debt of the Company consisted of the following (in thousands). See Note 2 for a discussion of the deconsolidation of ITG-PP. See Notes 1 and 13 for a description of the exchange of the unsecured subordinated notes – related party for shares of Series C Preferred Stock.

	December 31, 2012	December 31, 2011
Revolving loans:
ITG, Inc.	$42,695	$59,992
Parras Cone de Mexico, S.A. de C.V. (1)	12,386	11,326
Term loans:
ITG, Inc.	10,027	14,035
Burlington Morelos S.A. de C.V. (1)	14,500	17,500
Cone Denim (Jiaxing) Limited (1)	18,168	23,280
Jiaxing Burlington Textile Company (1)	3,646	6,760
Cone Denim de Nicaragua (1)	38,006	38,006
ITG-Phong Phu Limited Company (1)	—	13,380
Other:
Senior subordinated notes	16,656	14,166
Senior subordinated notes - related party	145,051	128,626
Unsecured subordinated notes - related party	—	101,920
Capitalized lease obligations	207	8,922
Other notes payable	24	96
Total long-term debt	301,366	438,009
Less: current portion of long-term debt	(17,260)	(28,214)
Less: callable long-term debt classified as current	(38,006)	(65,552)
Total long-term portion of long-term debt	$246,100	$344,243

(1)	Non-recourse to the U.S. parent company.

Revolving and Term Loans and Factoring Agreements

On March 30, 2011, the Company and certain of its U.S. subsidiaries entered into an Amended and Restated Credit Agreement with General Electric Capital Corporation (“GE Capital”), as agent and lender, and certain other lenders (as amended, the “2011 Credit Agreement”), which replaced the Company’s then-existing U.S. bank credit agreement and its Mexican term loan agreement. The 2011 Credit Agreement provided for a revolving credit facility (the “U.S. Revolver”) initially in the amount of $85.0 million and a $20.5 million term loan facility (the “U.S. Term Loan”), each having a maturity date of March 30, 2015. On December 27, 2011, the Company and the lenders under the 2011 Credit Agreement entered into Consent and Amendment No. 4 to the 2011 Credit Agreement which provided the Company with additional available liquidity through an increase of $10.0 million in revolving loan commitments under the 2011 Credit Agreement, with the availability thereunder remaining subject to the borrowing base limitations contained in the 2011 Credit Agreement.  The U.S. Term Loan required the repayment of $0.5 million in principal per month from May 2011 to April 2012, and requires repayment of $0.3 million per month thereafter until maturity, at which date the entire remaining principal balance of the U.S. Term Loan is due.

On March 29, 2013, the Company entered into Amendment No. 10 to the 2011 Credit Agreement. This amendment, among other things, provides for a revolving credit facility in the amount of $90.0 million, an increase in availability under the U.S. Revolver of approximately $8.2 million, an increase of $4.0 million in the U.S. Term Loan and extends the final maturity date of all revolving and term loans thereunder to March 30, 2016. As amended, the 2011 Credit Agreement continues the repayment schedule of the U.S. Term Loan of $0.3 million in principal per month until maturity, at which date the entire remaining principal balance of the term loan facility is due.

Borrowings under the 2011 Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option. At December 31, 2012, there was $42.7 million outstanding under the U.S. Revolver at a weighted average interest rate of 4.4% and $10.0 million outstanding under the U.S. Term Loan at a weighted average interest rate of 4.1%. As of December 31, 2012, the Company had $11.8 million of standby letters of credit issued in the normal course of business, none of which had been drawn upon, that reduced the borrowing availability under the U.S. Revolver. At December 31, 2012, availability under the U.S. Revolver was approximately $14.3 million.

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

Under the 2011 Credit Agreement, the Company is required to maintain availability, or average adjusted availability (each as defined) at or above certain predefined levels, or certain limitations may be imposed on the Company, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. The following describes actions that may be taken, and margins, fees or limitations that may be imposed upon the Company, under the 2011 Credit Agreement at certain availability or average adjusted availability levels:

•
if average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company is restricted from making loans to, and/or investments in, its international subsidiaries. At December 31, 2012, average adjusted availability was approximately $20.2 million and availability was $14.3 million, and the Company was subject to such restrictions. Notwithstanding these restrictions, the Company and the lenders under the 2011 Credit Agreement entered into certain consents and amendments to the 2011 Credit Agreement which provided the Company the ability to (i) make investments in ITG-PP in an amount up to $3.5 million, which investments were made in the form of loans to ITG-PP in June 2011, and (ii) enter into and perform its obligations under an amended Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of WLR Recovery Fund IV, L.P. (“Fund IV”), an affiliate of Wilbur L. Ross, Jr., not to exceed $15.5 million (see “Guarantees” below). In March 2013, the Company entered into Amendment No. 9 to the 2011 Credit Agreement, which provides that either (i) the lenders under the 2011 Credit Agreement are entitled to receive payment under a $3.7 million evergreen standby letter of credit executed by Fund IV (the “Fund IV LC”) that automatically renews each year, unless notified by the issuing bank, until a final termination date of March 31, 2016 or (ii) such investments in ITG-PP are required to be repaid to the Company by ITG-PP no later than one month prior to the stated expiry date, non-renewal date or termination date of the Fund IV LC (see Note 2 related to a potential sale of the assets of ITG-PP);

•
if availability is less than $17.5 million, the Company is required to comply with a specified fixed charge coverage ratio (as defined in the 2011 Credit Agreement). The Company was subject to, and in compliance with, such fixed charge coverage ratio as of December 31, 2012;

•
depending on average adjusted availability, the applicable margin added to LIBOR or other published bank interest rates for borrowings under the 2011 Credit Agreement can range from 3.25% to 3.75% (the weighted average applicable margin was 3.6% at December 31, 2012). In addition, depending on amounts borrowed and average adjusted availability, the U.S. Revolver requires the payment of an unused commitment fee in the range of 0.50% to 0.75% annually, payable monthly; and

•
if the Company’s excess availability (as defined in the 2011 Credit Agreement) falls below certain other predefined levels, the lenders under the 2011 Credit Agreement can draw upon an evergreen standby letter of credit in the amount of $20.0 million executed by the WLR Affiliates that automatically renews each year, unless notified by the issuing bank, until a final termination date of March 31, 2016; no such amounts had been drawn by the lenders as of December 31, 2012.

On March 23, 2011, a wholly-owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Burlington Morelos”), entered into a five year, $20.0 million term loan with Banco Nacional De Mexico, S.A., (“Banamex”) which requires the repayment of $0.3 million in principal per month until February 2016, with the remaining principal balance due in March 2016, and on March 27, 2013, Burlington Morelos received funding of $6.3 million under a new three year term loan agreement with Banamex which requires repayments of $0.1 million in principal per month until February 2016, with the remaining principal balance due in March 2016  (collectively, the “Mexican Term Loans”). The obligations of Burlington Morelos under the Mexican Term Loans are in U.S. dollar loans and are secured by a pledge of all the accounts receivable, inventories, and property, plant and equipment of Burlington Morelos and its subsidiaries. The interest rate on borrowings under the Mexican Term Loans is variable at LIBOR plus 4%. At December 31, 2012, the amount outstanding under the Mexican Term Loans was $14.5 million at an interest rate of 4.2%.

The Mexican Term Loans contain customary provisions for default for agreements of this nature. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights as a secured party. The Mexican Term Loans also contains certain financial covenant requirements customary for agreements of this nature. As of December 31, 2012, the Company was in compliance with such covenants. In addition, Burlington Morelos and its subsidiaries are restricted under the Mexican Term Loans from making annual capital expenditures in excess of one percent of annual consolidated net sales of such consolidated group.

On March 23, 2011, a wholly-owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a revolving receivables factoring agreement under which Parras Cone agreed to sell certain of its accounts receivable to Banamex, on a recourse basis. The amount of accounts receivable of Parras Cone that can be sold under this agreement, as amended, cannot exceed $20.0 million. At December 31, 2012, the amount of secured borrowings outstanding under the factoring agreement was $12.4 million, at an interest rate of 4.4%, which borrowings are collateralized by certain of Parras Cone’s trade accounts receivable in the aggregate amount of approximately $13.6 million. On March 7, 2013, Parras Cone renewed this factoring agreement through March 7, 2014. Accordingly, the Company has classified the $12.4 million balance outstanding under this facility as a long-term liability at December 31, 2012 in accordance with GAAP.

In 2006 and 2007, Cone Denim (Jiaxing) Limited obtained financing from Bank of China, that is non-recourse to the ITG parent company, to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provided for a $35.0 million term loan available in U.S. dollars, which was used for the import of equipment to Cone Denim (Jiaxing) Limited. Interest is based on three-month LIBOR plus a contractual spread of 6.0% or greater, depending upon periodic credit reviews. Outstanding borrowings under this facility were $18.2 million with a weighted average interest rate of 6.4% at December 31, 2012. The agreement was amended in January 2013 to provide that the $17.7 million term loan is required to be repaid in monthly principal installments of no less than $0.5 million beginning in January 2013 and continuing through January 2016. If Cone Denim (Jiaxing) Limited does not make its six scheduled monthly repayments of $0.5 million from January to June of 2013, Bank of China will have the right to reconsider the scheduled maturity date of $11.6 million of the term loan; however, the Company expects that Cone Denim (Jiaxing) Limited will make such payments on a timely basis. An additional principal repayment of $0.5 million was made in January 2013 against the outstanding balance of the term loan prior to this amendment. As a result of this amendment, the Company has classified $11.7 million of the outstanding balance as a long-term liability at December 31, 2012 in accordance with U.S. GAAP. The term loan is secured by the building, machinery, equipment and certain inventory of Cone Denim (Jiaxing). The financing agreement contains certain covenant requirements customary for agreements of this nature.

The Company’s wholly-owned subsidiary, Jiaxing Burlington Textile Company, obtained project financing from China Construction Bank that is non-recourse to the ITG parent company. Such funding was used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB, at the option of the Company and subject to foreign currency exchange rate changes. The term loan is being repaid in quarterly installments of $0.8 million paid in each quarter of 2012 and $1.2 million payable in each of the first three quarters of 2013. The financing agreement has a maturity date of August 2013 and bears interest at six-month LIBOR plus 3.0% for U.S. dollar loans. The financing agreement provides the lender the right to immediately declare this debt due and payable if Jiaxing Burlington Textile Company incurs a book loss in excess of 5.0 million renminbi under Chinese generally accepted accounting principles during any calendar fiscal year through the date of maturity. As of December 31, 2012, Jiaxing Burlington Textile Company expects that it will be able to comply with this requirement. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At December 31, 2012, outstanding borrowings under this facility were $3.6 million (in U.S. dollar equivalents) with a weighted average interest rate of 6.4%. The loans are secured by the building, machinery and equipment of Jiaxing Burlington Textile Company. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In December 2007, CDN entered into a $37.0 million term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua that is non-recourse to the ITG parent company. The loan amounts were used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. Loans under this agreement are required to be repaid in up to 16 quarterly installments of $1.850 million, which began on September 15, 2010, with a final payment of $7.4 million due on September 15, 2014. The term loans bear interest at LIBOR plus a margin of 4%, and a late payment fee of 6% per annum is assessed on the amount of principal payments in arrears. As amended, the original term loans thereunder have been re-characterized either as senior loans, for which accrued interest thereon is required to be paid either as originally scheduled or, for certain portions of the interest accruing through June 15, 2010, the amounts have been converted to 12% junior loans. Interest on the junior loans is required to be repaid quarterly beginning on September 15, 2010 and continuing through September 15, 2014, with the principal amount of the junior loans due on September 15, 2014. Both the senior and junior loans are non-recourse to the Company, but are secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. At December 31, 2012, $37.0 million of senior loans with a total interest rate of 10.4%, and $1.0 million of junior loans, were outstanding under this facility.

In light of decisions by two of the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, in April 2009, the Company decided to idle this facility. Through December 31, 2012, CDN had not made $28.2 million of required term loan principal, interest and late fee payments, which constitutes a default. Upon a default, all amounts outstanding thereunder are immediately due and payable, penalty interest is charged at the rate of 6% per annum on outstanding balances, and the lenders thereunder have the right to proceed against the collateral securing such loans. In addition, as a result of the accumulated losses of CDN and pursuant to Nicaraguan law, the lenders under CDN’s term loan have certain rights in addition to those under the term loan agreement, including certain rights with respect to requiring the dissolution of CDN. To date, CDN’s lenders have not exercised these rights. The Company, as sponsor of CDN, has entered into a Project Funds and Subordination Agreement with the CDN lenders. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may, in certain instances, obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement). On July 26, 2010, the Company received a notice from Inter-American, which states that the Company, pursuant to the Project Funds and Subordination Agreement, was required to provide CDN a loan in the amount of $14.9 million no later than August 23, 2010. The Company has not provided such loan through the date hereof. The Company believes that such term loan is adequately secured, assuming an orderly disposition, if needed, although there can be no assurances in this regard. The Company is reserving all of its rights with respect thereto, and believes that any such loan ultimately would only be required if and to the extent that the loan under the term loan agreement is not adequately secured. Because of the uncertainties related to CDN and the related issues, the Company has classified the entire amount of such debt as current as of December 31, 2012 and December 31, 2011. The Company continues to evaluate all of its options with respect to CDN and its loans outstanding and continues to be in discussions with Inter-American with respect to the loan.

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

At various times in 2009, the WLR Affiliates purchased from holders certain of the Notes with an original face amount of $57.5 million which were thereafter amended, restated and reissued in the form of Tranche B Notes, and which were subordinate in right of payment and collateral to Notes held by third parties other than the WLR Affiliates with an original interest rate of 12% per annum (the “Tranche A Notes”). The Tranche B Notes are classified as “Senior subordinated notes - related party” in the Company’s accompanying consolidated balance sheet at December 31, 2012 and December 31, 2011. The interest rate on the Tranche B Notes is 12% per annum. In August 2010, the Company and the Note holders entered into the “Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes” (the “Consent Agreement”), which gave the Company the right to sell to the WLR Affiliates additional Tranche B Notes in an aggregate principal amount not to exceed $15.0 million, the proceeds of which were required to be used for investments in ITG-PP. The Company issued and sold $12.0 million of such Tranche B Notes prior to December 31, 2010 and issued and sold an additional $2.0 million of such Tranche B Notes through January 31, 2011. In 2011, the Company issued $9.0 million of additional Tranche B Notes in connection with the Guaranty (see “Guarantees” below).

On March 16, 2011, the Company entered into Amendment No. 4 to the Note Purchase Agreement (the “Fourth Note Purchase Agreement Amendment”). The Fourth Note Purchase Agreement Amendment, among other things, allowed the Company to enter into a factoring agreement with Bank of America, N.A. (“B of A”), pursuant to which the Company may sell certain of its trade accounts receivable to B of A on a non-recourse basis. The Company entered into this factoring agreement on March 17, 2011. On March 30, 2011, the Company entered into Amendment No. 5 to the Note Purchase Agreement (the “Fifth Note Purchase Agreement Amendment”). The Fifth Note Purchase Agreement Amendment, among other things, extended the maturity date of the Tranche A Notes to June 2013, extended the maturity date of the Tranche B Notes to June 2015, and eliminated the excess U.S. collateral coverage covenant contained in the Note Purchase Agreement. Also under the Fifth Note Purchase Agreement Amendment, the interest rate on the Tranche A Notes increases by 0.5% per annum at the beginning of each quarter until maturity, beginning on October 1, 2011, and the interest rate increases an additional 2.5% per annum after the occurrence of and during the continuance of an event of default (as defined in the Note Purchase Agreement). At December 31, 2012, the interest rate on the Tranche A Notes was 17.0% per annum.

In March 2011, the Company used $18.0 million of proceeds from the Mexican Term Loan and a related factoring facility, $20.5 million of proceeds from the 2011 Credit Agreement and $2.0 million of proceeds from the sale of the jacquards fabrics business to repay $40.5 million of Tranche A Notes. At December 31, 2012, $161.7 million aggregate principal amount of the Notes was outstanding (of which $145.1 million, including PIK interest, was held by the WLR Affiliates).

On March 29, 2013, the Company used proceeds of $4.0 million from the amended U.S. Term Loan, $5.0 million from borrowings in 2013 under the Mexican Term Loans, and the balance from additional U.S. Revolver borrowings to repay in full all amounts outstanding ($17.2 million including PIK interest) under the Tranche A Notes, and to pay fees and expenses in connection with such financing activities. Accordingly, the Company has classified the $16.7 million balance outstanding under the Tranche A Notes as of December 31, 2012 as a long-term liability in accordance with GAAP given the completion of the refinancing of such short-term obligations with long-term debt prior to the issuance of the December 31, 2012 financial statements.

Unsecured Subordinated Notes—Related Party

On July 24, 2012, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with the WLR Affiliates. Pursuant to the Exchange Agreement, the WLR Affiliates released the Company in full from the Company’s obligations to the WLR Affiliates under approximately $112.5 million of the Company’s unsecured subordinated notes – related party in exchange for the issuance to the WLR Affiliates of an aggregate of 112,469.2232 shares of Series C Preferred Stock of the Company (see Notes 1 and 13). As a result, the Company’s total debt, as reported on its consolidated balance sheet, was reduced by approximately $112.5 million as of July 24, 2012. The unsecured subordinated notes had an interest rate of 18.0%, which was compounded semi-annually. Accrued but unpaid interest was converted to additional principal amounts on the last day of each September and March, and accrued interest through July 24, 2012 was converted to additional principal prior to the Debt Exchange.

Debt Agreement Compliance

The Company is in compliance with, or has obtained waivers or loan modifications for, the terms and covenants under its principal credit facilities, except for the Cone Denim de Nicaragua term loan as described above (see Note 2 for a discussion of the ITG-PP Term Loan). Any additional failure by the Company to pay outstanding amounts when due, to obtain any further necessary waivers or modifications, to refinance its various debt or to obtain any necessary additional funding in amounts, at times and on terms acceptable to it, if at all may result in further liquidity issues and may delay or make impossible the implementation of the Company’s strategy to be the leading, globally diversified provider of textiles and related supply chain solutions by geographically aligning with its customers.

Debt Maturities

As a result of the March 2013 financing transactions described above, the December 31, 2012 consolidated balance sheet reflects the following aggregate maturities of long-term debt for each of the next five 12-month periods under GAAP: $17.3 million, $25.6 million, $201.7 million, $18.8 million and $0.0 million. Because of the uncertainties related to the potential acceleration of the Cone Denim de Nicaragua term loan as described above, the Company has classified the entire amount of the Cone Denim de Nicaragua debt, $38.0 million, as current as of December 31, 2012, although such amounts related to the Cone Denim de Nicaragua debt are excluded from the aggregate maturities listed above in light of such uncertainties.

Short-term Borrowings

The Company and certain of its subsidiaries have short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $37.0 million at December 31, 2012 and $54.5 million at December 31, 2011, with weighted average interest rates of 6.9% and 7.2%, respectively (see Note 2 for a discussion of the ITG-PP debt facilities). At December 31, 2012, ITG and its U.S. subsidiaries had outstanding short-term financing from certain cotton and other suppliers in the amount of $4.4 million; Cone Denim (Jiaxing) Limited had outstanding short-term working capital loans in an aggregate amount of $29.7 million from various Chinese financial institutions, including $2.5 million guaranteed by a $2.8 million standby letter of credit with a WLR Affiliate; and Jiaxing Burlington Textile Company had outstanding short-term working capital loans from certain Chinese financial institutions in the amount of $2.9 million. For 2012 and 2011, the average balance of the Company’s short-term borrowings was $41.8 million and $55.1 million, respectively, with weighted average interest rates of 7.3% and 6.7%, respectively. The maximum month-end amount of the Company’s short-term borrowings in 2012 and 2011 was $52.9 million and $62.3 million, respectively.

Guarantees

FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of December 31, 2012, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of December 31, 2012 or December 31, 2011, except as noted below.

In 2011, the Company entered into, among other things, (i) Consent and Amendment No. 1 to the 2011 Credit Agreement, (ii) Amendment No. 2 to the 2011 Credit Agreement, (iii) Amendment No. 7 to the Note Purchase Agreement, and (iv) the Guaranty in favor of Fund IV. Such consent and amendments provided the Company, among other things, the requisite consents necessary to enter into and perform its obligations under the Guaranty. Pursuant to the Guaranty, the Company has guaranteed the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company was required to pay Fund IV a letter of credit issuance fee of $0.2 million and is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of December 31, 2012, the total obligations under such letters of credit guaranteed by the Company were $6.5 million in 2012 and 2011, and the Company incurred guarantee fees of $0.7 million in each period. Since inception of the Guaranty, the Company has issued additional Tranche B Notes in the aggregate amount of $9.0 million in connection with such obligations. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

Note 9 Leases

As of December 31, 2012, minimum future obligations under capital leases and noncancelable operating leases were as follows (in thousands):

	Capital leases	Operating leases
2013	$209	$2,573
2014	—	2,291
2015	—	994
2016	—	999
2017	—	967
Later years	—	826
Total minimum lease payments	209	$8,650
Less interest portion of payments	2
Present value of future minimum lease payments	$207

The Company has one capital lease at December 31, 2012 for production machinery and equipment at an imputed interest rate of 13.6%. Operating leases pertain to office facilities and a variety of machinery and equipment. Certain operating leases, principally for office facilities, contain escalation clauses for increases in operating costs, property taxes and insurance. For the 2012 and 2011 fiscal years, rental expense for all operating leases was $3.3 million and $4.0 million, respectively.

Note 10 Income Taxes

The Company files a consolidated U.S. federal income tax return with International Textile Group, Inc. as the parent company. The Company also has subsidiaries operating in various jurisdictions outside the United States and files income tax returns in the required jurisdictions. In certain foreign jurisdictions, the Company’s subsidiaries operate under a tax holiday program that provides a complete exemption from tax obligations or a reduced tax rate for a designated period of time. Foreign entities record income tax expense based on the applicable laws and requirements of their respective tax jurisdictions.

The U.S. and foreign components of loss from continuing operations before income taxes and equity in losses of unconsolidated affiliates were as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011

United States	$(37,765)	$(31,410)
Foreign	2,987	(13,377)
Total	$(34,778)	$(44,787)

Income tax expense attributable to loss from continuing operations consisted of (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Current:
United States	$80	$274
Foreign	2,489	2,304
Total current	2,569	2,578
Deferred:
United States	67	67
Foreign	1,424	1,411
Total deferred	1,491	1,478
Total	$4,060	$4,056

The Company’s income tax expense for 2012 and 2011 is different from the amount computed by applying the U.S. federal income tax rate of 35% to loss from continuing operations before income tax expense as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011

U.S. federal tax at statutory rate	$(12,172)	$(15,675)
State income taxes, net of federal effect	(913)	(848)
Foreign rate differential	3,250	5,042
Change in uncertain tax positions	397	1,122
Reconciliation of prior year provision to tax returns filed	(57)	494
Changes in statutory tax rates	(3,330)	—
Foreign earnings taxed in the U.S.	3,604	895
Expiration of tax credits	348	5,179
Other	(807)	2,310
Change in valuation allowances	13,740	5,537
	$4,060	$4,056

The temporary basis differences that gave rise to deferred income tax assets and deferred income tax liabilities consisted of the following (in thousands):

	December 31, 2012		December 31, 2011
	Current	Noncurrent	Current	Noncurrent
Deferred income tax assets
Property, plant and equipment	$—	$13,446	$—	$13,920
Bad debt reserves	186	—	323	—
Inventories	1,891	—	1,973	—
Reserve for future expenses	370	239	506	325
Employee benefit plans	253	6,050	169	6,063
Unconsolidated affiliates	811	—	811	—
Net operating loss and credit carryforwards	—	158,999	—	146,190
Intercompany payables with foreign affiliates	18,187	—	15,171	—
Other	1,074	136	336	94
Valuation allowances	(20,297)	(161,945)	(17,192)	(151,639)
Subtotal	2,475	16,925	2,097	14,953

Deferred income tax liabilities
Property, plant and equipment	—	(1,250)	—	(1,497)
Goodwill and other intangible assets	—	(639)	—	(459)
Nonpermanently invested foreign earnings	—	(14,865)	—	(11,261)
Other	(5,059)	(472)	(3,551)	(1,968)
Subtotal	(5,059)	(17,226)	(3,551)	(15,185)
Total	$(2,584)	$(301)	$(1,454)	$(232)

Gross deferred income tax assets as of December 31, 2012 and 2011 were reduced by valuation allowances of $182.2 million and $168.8 million, respectively, for the portions of tax benefits that management considers it is more likely than not that some or all of its deferred income tax assets will not be realized. The valuation allowance was increased by $13.4 million during 2012, including $13.7 million related to continuing operations primarily due to the operating loss, and a reduction of $0.3 million related to discontinued operations.  In determining whether it is more likely than not that deferred income tax assets would be realized, the Company evaluates various sources of expected future taxable income such as the future reversal of existing taxable temporary differences, future taxable income exclusive of reversing taxable temporary differences and carryforwards, taxable income in prior carryback years, and tax planning strategies. The Company believes that the valuation allowances recorded against deferred income tax assets are appropriate based on current facts and circumstances.

FASB ASC 740-10-25, “Income Taxes – Other Considerations or Special Areas – Recognition”, states that all earnings of a foreign subsidiary are presumed to represent temporary differences in income recorded for financial reporting purposes and taxable income (and therefore requires deferred income tax liabilities to be recorded) unless management asserts that the subsidiary has invested, or will invest, its undistributed earnings indefinitely in foreign jurisdictions. If this assertion can be supported, such temporary difference is treated as a permanent difference, and no deferred income tax liability is required to be recorded. The indefinite reinvestment assertion is made by the Company on a subsidiary-by-subsidiary basis. The Company maintains that the undistributed earnings of the majority of its foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions; therefore no deferred income tax liability has been recorded with respect to these subsidiaries’ earnings. Although a determination of the tax that would be due if such earnings were not indefinitely reinvested is not practicable due to the significant U.S. net operating loss carryforwards and the U.S. full valuation allowance on such net deferred income tax assets, any impact would not be material. The amount of cash and cash equivalents located at the Company’s foreign subsidiaries was approximately $3.2 million at December 31, 2012.

In December 2012, corporate income tax rates in Mexico were modified to provide for rates of 30% in 2013, 29% in 2014 and 28% thereafter as compared to an income tax rate of 30% for tax years 2010 to 2012. As of December 31, 2012, noncurrent deferred income taxes in Mexico were adjusted to reflect such changes in the Mexican tax laws. The Company’s apparel subsidiaries in China are taxed at preferential rates under a tax holiday which consisted of a 12.5% tax rate from 2010 through 2012, and 25% thereafter. Due to current operating losses, the benefit of this tax holiday is not readily determinable; however, the Company has recorded deferred income taxes related to its apparel subsidiaries in China at a tax rate of 25% as of December 31, 2012.

The Company’s subsidiary in Vietnam receives a preferential tax rate of 15% for a period of twelve years which began in 2006 and is subject to a tax rate of 25% thereafter. However, this entity is afforded an exemption from paying corporate income tax for the first three years in which taxable income is generated and is only required to pay 50% of calculated taxes for the seven years beginning at the end of this three year period. The Vietnamese entity currently has a cumulative operating loss and therefore does not benefit from the tax holiday.

As described in Note 2, ITG-PP was deconsolidated as of May 25, 2012 for financial reporting purposes under GAAP. Because the sale of the ITG-PP assets and subsequent liquidation of ITG-PP have not yet occurred, management does not currently have the necessary information to determine the ultimate impact, if any, of these transactions on the Company’s income taxes. The entire amount of the tax impact ultimately recorded by the Company is expected to be reduced by a valuation allowance as management believes that it is more likely than not that any tax benefits will not be realized.  At this time, management does not expect that the tax impact of the deconsolidation, the sale of ITG-PP assets, and the ultimate liquidation of ITG-PP will have a material impact on the Company’s consolidated balance sheet, results of operations or cash flows. The Company expects that it will be able to obtain the necessaryinformation to provide a reasonable estimate of the tax impact in its financial statements within a reasonable period subsequent to the occurrence of any sale transaction.

The Company currently has tax loss and credit carryforwards in the U.S., Mexico, and in various other foreign jurisdictions. The U.S. federal tax loss carryforward as of December 31, 2012 is $325.2 million and will expire in various amounts, and at various times, from 2025 through 2033. U.S. state net operating loss carryforwards, prior to state apportionment, were $203.2 million at December 31, 2012 and expire on various dates from 2025 to 2033. North Carolina and South Carolina jobs tax credit carryforwards of $28.8 million at December 31, 2012 expire in various amounts, and at various times, from 2016 through 2021. Foreign tax loss carryforwards as of December 31, 2012 are approximately $93.0 million and will expire in various amounts, and at various times, from 2013 through 2022.

The Company’s liability for uncertain tax positions at December 31, 2012 related primarily to U.S. and Mexico tax jurisdictions. A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows (in thousands):

Gross unrecognized tax benefits at December 31, 2010	$3,439
Additional net operating loss recapture	773
CUFIN recapture	3,585
Mexico inflation adjustments	232
Net operating loss recapture payments	(332)
Foreign exchange	(462)
Gross unrecognized tax benefits at December 31, 2011	7,235
Additional net operating loss recapture	297
CUFIN recapture	600
Net operating loss recapture payments	(71)
Foreign exchange	(232)
Gross unrecognized tax benefits at December 31, 2012	$7,829

The liability for uncertain tax positions of $7.8 million at December 31, 2012, if recognized, would reduce the Company’s effective tax rate. The amount of related interest and penalties accrued as of December 31, 2012 was not material to the consolidated financial statements. The 2010 Mexican Tax Reform Bill requires a taxable loss recapture provision of the amount by which the separate company “Cuenta de Utilidad Fiscal Neta” (“CUFIN”) exceeds the consolidated group’s CUFIN. The CUFIN computation determines the amount of earnings that may be distributed as a dividend free of additional Mexican corporate income taxes.

The statute of limitations related to the Company’s consolidated U.S. federal income tax return is currently open for tax years 2005 and forward. The expiration of the statutes of limitation related to the non-U.S. and state income tax returns that the Company and its subsidiaries file varies by jurisdiction and state.

Note 11 Retirement and Other Postretirement Benefits

The Company’s U.S. wholly-owned subsidiary, Burlington Industries LLC, has a defined benefit pension plan that was closed to new participants in 2003 and is based on total participant contributions through September 30, 2003. On July 29, 2003, the plan was amended to provide that no further participant contributions could be made to the plan after September 30, 2003 and that no service or participation after such date would be recognized in calculating a pension benefit. The funding policy for this plan is to contribute periodically an amount based on the Employee Retirement Income Security Act of 1974 (“ERISA”) funding requirements as determined by the plan’s actuary. Benefits consist of a pension payable for life following termination or, at the option of the participant, a one-time lump sum cash payment equal to the discounted present value of the pension, based on the participant’s age and the amount of the participant’s contributions as determined under the provisions of the plan and applicable law. All participants are fully vested. In addition, the Company has a noncontributory life insurance plan covering certain former employees of Burlington Industries LLC that was closed to new participants in 1973. The Company’s policy is to fund the cost of the life insurance plan as expenses are incurred. The cost of such postretirement benefits was accrued over the participants’ service lives.

Amounts recognized in the accompanying consolidated balance sheets related to the Burlington Industries LLC pension and postretirement plans consisted of the following (in thousands):

	December 31, 2012		December 31, 2011
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Current liabilities - accrued benefit cost	$—	$269	$—	$151
Noncurrent liabilities - accrued benefit cost	16,312	1,500	15,594	1,585
	$16,312	$1,769	$15,594	$1,736

Accumulated other comprehensive loss	$7,442	$227	$6,828	$298

Components of net expense (benefit) and other amounts recognized in accumulated other comprehensive loss for the Burlington Industries LLC pension and postretirement plans were as follows (in thousands):

	Pension Benefits
	Year Ended December 31, 2012	Year Ended December 31, 2011
Net Expense (Benefit)
Interest cost	$1,048	$1,064
Expected return on plan assets, net of plan expenses	(345)	(427)
Amortization of net loss	685	473
Net periodic expense	1,388	1,110
Recognized settlement losses	963	554
Recognized curtailment losses	—	4
Net expense	2,351	1,668

Other Changes in Plan Assets and Benefit
Obligations Recognized in Other Comprehensive Loss
Net loss	614	1,098
Total recognized in net comprehensive loss	$2,965	$2,766

	Postretirement Benefits
	Year Ended December 31, 2012	Year Ended December 31, 2011
Net Expense (Benefit)
Interest cost	$93	$105
Expected return on plan assets, net of plan expenses	3	(27)
Amortization of net loss	7	5
Net expense	103	83

Other Changes in Plan Assets and Benefit
Obligations Recognized in Other Comprehensive Loss
Net loss	(71)	20
Total recognized in net comprehensive loss	$32	$103

Obligations, plan assets and the funded status of the Burlington Industries LLC pension and postretirement plans were as follows (in thousands):

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Change in benefit obligations:
Balance at beginning of period	$(27,443)	$(2,087)	$(26,773)	$(2,227)
Interest cost	(1,048)	(93)	(1,064)	(105)
Benefits paid	3,589	208	2,227	241
Curtailment gain	53	—	—	—
Actuarial gains (losses)	(2,875)	42	(1,833)	4
Balance at end of period	(27,724)	(1,930)	(27,443)	(2,087)
Change in fair value of plan assets:
Balance at beginning of period	11,849	351	11,581	593
Actual return on plan assets, net of plan expenses	904	18	132	(1)
Cash contributions by employer	2,248	—	2,363	—
Benefits paid	(3,589)	(208)	(2,227)	(241)
Balance at end of period	11,412	161	11,849	351
Funded status at end of year	$(16,312)	$(1,769)	$(15,594)	$(1,736)

Weighted average assumptions used to determine net benefit cost of the Burlington Industries LLC pension and postretirement plans for the 2012 and 2011 periods were as follows:

	Pension Benefits		Postretirement benefits
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2011

Discount rate	4.00%	4.25%	4.75%	5.00%
Long-term rate of return on plan assets	5.50%	6.50%	5.50%	6.50%

The weighted average discount rates used to determine the benefit obligations of the Burlington Industries LLC pension and postretirement plans as of December 31, 2012 and 2011 were as follows:

	Pension Benefits		Postretirement benefits
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Discount rate	3.00%	4.00%	3.50%	4.75%

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

The fair values of plan assets in the Burlington Industries LLC pension and postretirement plans at December 31, 2012 and 2011 were as follows (in thousands):

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At December 31, 2012
Pension Plan:
Cash equivalents	$—	$168	$—	$168
U.S. equity securities	41	3,586	—	3,627
Non-U.S. equity securities	—	2,586	—	2,586
Commodity derivative index fund (a)	—	594	—	594
U.S. fixed income securities (b)	—	3,398	—	3,398
Limited partnership units (c)	—	—	763	763
Real estate	—	—	276	276
	$41	$10,332	$1,039	$11,412
Postretirement Benefit Plan:
Cash equivalents	$—	$22	$—	$22
U.S. equity securities	—	76	—	76
U.S. fixed income securities (b)	—	63	—	63
	$—	$161	$—	$161

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At December 31, 2011
Pension Plan:
Cash equivalents	$—	$77	$—	$77
U.S. equity securities	39	3,655	—	3,694
Non-U.S. equity securities	—	2,444	—	2,444
Commodity derivative index fund (a)	—	600	—	600
U.S. fixed income securities (b)	—	3,585	—	3,585
Limited partnership units (c)	—	—	1,173	1,173
Real estate	—	—	276	276
	$39	$10,361	$1,449	$11,849
Postretirement Benefit Plan:
Cash equivalents	$—	$13	$—	$13
U.S. equity securities	—	289	—	289
U.S. fixed income securities (b)	—	49	—	49
	$—	$351	$—	$351

(a)
This category includes investments in a commodity index fund that invests in various commodity purchasing futures contracts or other derivatives, or other commodity index funds. The investment fund typically maintains a substantial cash balance.

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

The following table shows a reconciliation of the beginning and ending balances for the fair value measurements using significant unobservable inputs (Level 3) (in thousands):

	Limited partnership units	Real estate	Total
Ending balance at December 31, 2011	$1,173	$276	$1,449
Actual return on plan assets:
Relating to assets still held at end of year	(243)	—	(243)
Relating to assets sold during the year	105	—	105
Purchases, sales and settlements	(272)	—	(272)
Ending balance at December 31, 2012	$763	$276	$1,039

The assets and liabilities of the Company’s pension and postretirement benefit plans are valued using the following valuation methods:

Cash and cash equivalents: Values are based on cost, including the effects of foreign currency exchange rates, which approximates fair value

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

Partnership investments: Values are based on the estimated fair value of the participation by the Company in the investment as determined by the general partner or investment manager of the respective partnership

Other holdings: Values vary by investment type, but primarily are determined by reputable pricing vendors, who use pricing matrices or models that use observable inputs

The Company expects to contribute between $3.0 million to $3.5 million to its U.S. pension plan in 2013, depending on plan asset performance and actual benefit payment levels. The Company expects to contribute between $0.1 million to $0.3 million to its U.S. postretirement plan in 2013, depending on plan asset performance and actual benefit payment levels.

The following benefit payments are expected to be made in the following fiscal years related to the Burlington Industries LLC pension and postretirement plans. The expected benefit payments are based on the same assumptions used to measure the plans’ benefit obligations at December 31, 2012 (in thousands).

	Pension benefits	Postretirement benefits
2013	$3,915	$437
2014	4,014	303
2015	3,159	271
2016	2,753	238
2017	2,339	198
2018 to 2022	9,030	595

Certain of the Company’s wholly-owned international subsidiaries in Mexico have recorded liabilities for seniority premium (retirement) benefit plans in the aggregate amount of $0.8 million and $0.7 million at December 31, 2012 and 2011, respectively. Such plans have no plan assets.

The measurement date used to determine pension and postretirement benefit measures for the Company’s plans is December 31. Amounts recognized in accumulated other comprehensive loss for all plans consisted of $7.7 million and $7.2 million at December 31, 2012 and 2011, respectively. The estimated net loss for the pension and postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.6 million.

Note 12 Defined Contribution Plan

The Company has a 401(k) Savings Plan for all U.S. employees (and certain employees in foreign countries) that provides for employer contributions based on defined plan formulas and the level of the employee’s contribution. During the years ended December 31, 2012 and 2011, cash contributions of $1.7 million were made by the Company to the 401(k) Savings Plan and charged to operations in each period.

Note 13 Stockholders’ Deficit

Preferred Stock

As of December 31, 2012, the Company had 100,000,000 shares of preferred stock authorized, including 5,000,000 shares of Series C Preferred Stock (the “Series C Preferred Stock”), of which 116,502 shares of Series C Preferred Stock were issued and outstanding at December 31, 2012 (none of which were issued or outstanding at December 31, 2011), 13,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 12,505,687 shares of Series A Preferred Stock were issued and outstanding at December 31, 2012 (11,595,895 shares issued and outstanding at December 31, 2011) and 5,000,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at December 31, 2012 or 2011. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

On July 24, 2012, the Company entered into the Exchange Agreement with the WLR Affiliates.  Pursuant to the Exchange Agreement, the WLR Affiliates exchanged approximately $112.5 million of the Company’s unsecured subordinated notes – related party (see Notes 1 and 8) held by the WLR Affiliates for 112,469.2232 shares of newly issued Series C Preferred Stock of the Company (the “Debt Exchange”).

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

Common Stock

The Company has 150,000,000 shares of common stock authorized at $0.01 par value per share, of which 17,468,327 shares were issued and outstanding at December 31, 2012 and 2011.

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

	Year Ended December 31,
	2012	2011

Net loss attributable to International Textile Group, Inc.	$(64,673)	$(59,140)
Transfer from noncontrolling interests:
Increase in International Textile Group, Inc.'s capital in excess of par value for purchase of remaining 49% interest in Cone Denim (Jiaxing) Limited	—	3,487
Change from net loss attributable to International TextileGroup, Inc. and transfer from noncontrolling interests	$(64,673)	$(55,653)

Accumulated Other Comprehensive Loss

The components of, and changes in, accumulated other comprehensive loss (net of income taxes of $0.0 as of and for the years ended December 31, 2012 and December 31, 2011) were as follows (in thousands):

	Pension Benefits (1)	Postretirement Benefits (1)	Total

Balance at December 31, 2010	$(5,730)	$(393)	$(6,123)
Other comprehensive loss before reclassifications:
Actuarial gains (losses) - net	(1,571)	(9)	(1,580)
Amounts reclassified:
Amortization of actuarial gains (losses) -net	473	5	478
Net comprehensive loss for 2011	(1,098)	(4)	(1,102)
Balance at December 31, 2011	(6,828)	(397)	(7,225)
Other comprehensive loss before reclassifications:
Actuarial gains (losses) - net	(1,299)	125	(1,174)
Amounts reclassified:
Amortization of actuarial gains (losses) -net	685	8	693
Net comprehensive (income) loss for 2012	(614)	133	(481)
Balance at December 31, 2012	$(7,442)	$(264)	$(7,706)

(1)	See Note 11 for additional information about the Company's pension and postretirement benefit plans.

The U.S. dollar is the functional currency of the Company’s foreign subsidiaries; therefore, there is no accumulated other comprehensive loss related to foreign currency translation adjustments.

Note 14 Stock-Based Compensation

Under the Company’s equity incentive plan adopted in 2005 (the “2005 Equity Incentive Plan”), the Company was authorized to award restricted nonvested shares of common stock, options to purchase common stock, or Performance Unit/Share awards (as defined therein) that could be earned dependent upon achievement of specified performance goals, and are payable in common stock or cash. During fiscal year 2005, certain stock option awards were granted with a vesting schedule of 40% at the grant date and 15% in each of the subsequent four fiscal years. Stock options granted have a maximum term of 10 years, and the Company’s policy is to issue shares upon exercise of stock options from newly issued shares. The weighted-average fair value of unvested stock options was estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions: expected volatility of 43%, a risk free interest rate of 4.76%, dividend yields of 0%; and a remaining expected life of the options of 4.7 years. Also during fiscal year 2005, certain shares of restricted nonvested common stock were granted with a vesting schedule of 50% at the grant date and 12.5% in each of the subsequent four fiscal years. No additional grants are permitted to be made under the 2005 Equity Incentive Plan.

On April 1, 2008, the board of directors approved, and effective as of June 9, 2008, the stockholders approved, the Company’s 2008 Equity Incentive Plan (the “2008 Plan”). A total of 3,000,000 shares of the Company’s common stock and 1,000,000 shares of Series B Preferred Stock have been reserved for issuance under the 2008 Plan. The 2008 Plan authorizes the granting of awards to participants in the following forms: (i) stock options; (ii) stock appreciation rights (“SARs”) payable in cash, shares of common stock or Series B Preferred Stock or both; (iii) restricted stock and restricted stock units; (iv) performance shares and performance units payable in cash, shares of common stock or Series B Preferred Stock or both; and (v) other stock-based awards. For purposes of awards of performance shares or performance units, management objectives set by the Company’s compensation committee for awards may be based on one or more criteria related to earnings, cash flows, share or equity values, or other pre-established financial or non-financial objectives. The maximum number of shares of common stock with respect to one or more awards under the 2008 Plan that may be granted during any one calendar year or for any other performance period to any one participant is 450,000. The maximum number of shares of Series B Preferred Stock with respect to one or more awards under the 2008 Plan that may be granted during any one calendar year or for any other performance period to any one participant is 225,000. A performance unit paid to a participant with respect to any performance period may not exceed $3,500,000 times the number of years in the performance period. No awards have been issued under the 2008 Plan.

No stock options or other equity based awards were issued in any period presented.  Stock option activity for the periods indicated below was as follows:

	Number of Shares	Weighted Average Exercise Price

Balance at December 31, 2010	376,423	$10.10
Expired	(5,371)	10.10
Balance at December 31, 2011	371,052	10.10
Expired	(25,853)	10.10
Balance at December 31, 2012	345,199	$10.10

At December 31, 2012, the weighted average remaining contractual life of outstanding stock options was 2.7 years. At December 31, 2012, the number of stock options exercisable was 345,199 and the weighted average exercise price of those options was $10.10. At December 31, 2012, the aggregate intrinsic value of outstanding stock options, options currently exercisable, and options expected to vest were each zero.

There was no stock-based compensation expense charged to income in either of 2012 and 2011, and there was no unrecognized compensation cost for stock-based awards as of December 31, 2012 and 2011.

Note 15 Reconciliation to Diluted Loss Per Share

The following data reflects the amounts used in computing loss per share and the effect on the weighted average number of shares of dilutive potential common stock issuances (in thousands).

	2012	2011

Loss from continuing operations	$(39,433)	$(48,883)
Less: net loss from continuing operations attributable to noncontrolling interests	—	(595)
Accrued preferred stock dividends	(26,778)	(21,035)
Loss from continuing operations applicable to common shareholders	(66,211)	(69,323)
Effect of dilutive securities:
None	—	—
Numerator for diluted loss per share from continuing operations	$(66,211)	$(69,323)

Loss from discontinued operations	$(27,906)	$(20,760)
Less: net loss from discontinued operations attributable to noncontrolling interests	(2,666)	(9,908)
Loss from discontinued operations applicable to common shareholders	(25,240)	(10,852)
Effect of dilutive securities:
None	—	—
Numerator for diluted loss per share from discontinued operations	$(25,240)	$(10,852)

Weighted-average number of common shares used in basic earnings per share	17,468	17,468
Effect of dilutive securities:
None	—	—
Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	17,468	17,468

Based on the number of shares of Series A Preferred Stock outstanding as of December 31, 2012 and the Liquidation Value thereof on such date, the Series A Preferred Stock could potentially be converted at the option of the holders thereof into 32,487,273 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive (in thousands).

	2012	2011

Convertible preferred stock	31,587	29,291

Note 16 Related Party Transactions

W.L. Ross & Co. LLC provides advisory services to the Company (consisting of consulting and advisory services in connection with strategic and financial planning, investment management and administration and other matters relating to our business and operations of a type customarily provided by sponsors of U.S. private equity firms to companies in which they have substantial investments, including any consulting or advisory services that the Board of Directors reasonably requests). In return for such services, WLR may charge a quarterly management fee of $0.5 million and is reimbursed for any reasonable out-of-pocket expenses (including expenses of third-party advisors retained by WLR). Per the Note Purchase Agreement, as amended, the payment of the management fees may not occur while a default or event of default has occurred and is continuing or would arise as a result of such payment, or at any time while payable in-kind (“PIK”) interest on the Notes is unpaid. As a result, WLR did not charge the Company any management fees in 2012 or in 2011. However, $2.5 million in management fees from prior periods remains outstanding and is recorded as a non-interest bearing noncurrent liability in the December 31, 2012 and 2011 consolidated balance sheets.

The 2011 Credit Agreement (see Note 8) contains certain availability and average adjusted availability requirements (each as defined in the 2011 Credit Agreement). If the Company’s excess availability (as defined in the 2011 Credit Agreement) falls below certain predefined levels, the lenders under the 2011 Credit Agreement can draw upon an evergreen standby letter of credit in the amount of $20.0 million executed by the WLR Affiliates under the terms of a support agreement entered into by such affiliates; no such amounts had been drawn by the lenders as of December 31, 2012.

In September 2009, the WLR Affiliates purchased certain outstanding Notes with an original face amount of $40.0 million. In December 2009, the WLR Affiliates purchased an additional $17.5 million of the original Notes, representing PIK Interest, with such portions of the Notes immediately amended, restated and issued in the form of the Tranche B Notes that were subordinated in right of payment and collateral to the Tranche A Notes. The outstanding amount of additional Tranche B Notes ($145.1 million at December 31, 2012, including outstanding PIK Interest) is classified as “Senior subordinated notes - related party” in the Company’s accompanying consolidated balance sheet at December 31, 2012. The Company issued and sold $14.0 million of additional Tranche B Notes prior to January 31, 2011. The Fifth Note Purchase Agreement Amendment, executed in March 2011, among other things, extended the maturity date of the Tranche B Notes to June 2015.

The Company has obligations under the amended Guaranty of Payment in favor of Fund IV. Pursuant to the Guaranty, the Company has agreed to guarantee the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements, to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company was required to pay Fund IV a letter of credit issuance fee of $0.2 million and is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of December 31, 2012, the total obligations under such letters of credit guaranteed by the Company were $6.5 million and, in 2012 and 2011 the Company incurred guarantee fees of $0.7 million in each period. In 2011, the Company issued additional Tranche B Notes in the aggregate amount of $9.0 million in connection with such obligations. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

As of December 31, 2011, the Company had borrowed a total of $55.0 million original principal amount under several unsecured subordinated notes from the WLR Affiliates. As amended, these notes were due in March 2016.  The unsecured subordinated notes bore interest at 18.0%, which was compounded semiannually. The aggregate principal amount of these notes, including interest that has been converted to principal, was classified as “Unsecured subordinated notes – related party” in the Company’s consolidated balance sheet at December 31, 2011. On July 24, 2012, the Company entered into the Exchange Agreement with the WLR Affiliates. Pursuant to the Exchange Agreement, the WLR Affiliates released the Company in full from the Company’s obligations to the WLR Affiliates under approximately $112.5 million of the Company’s unsecured subordinated notes – related party in exchange for the issuance to the WLR Affiliates of an aggregate of 112,469.2232 shares of Series C Preferred Stock of the Company (see Notes 8 and 13).

The Company has entered into a marketing and service arrangement with OCM India Limited (“OCM”), which is owned by certain affiliates of WLR. Under the arrangement, the Company provides certain operations, marketing and service assistance to OCM in exchange for a service fee. In 2012 and 2011, the Company received $0.3 million from OCM for service fees and sales commissions in each year.

The Company enters into various related party transactions in the normal course of business with its unconsolidated affiliated companies (see Note 4). Purchases of raw materials from Summit Yarn, LLC for the years ended December 31, 2012 and 2011 were $56.8 million and $78.5 million, respectively, and accounts payable due at December 31, 2012 and 2011 were $7.6 million and $9.4 million, respectively. In addition, the Company billed Summit Yarn, LLC $3.6 million and $3.2 million in 2012 and 2011, respectively, for certain utilities it pays on behalf of Summit Yarn, LLC in Mexico, and related accounts receivable at December 31, 2012 and 2011 were $0.4 million and $0.3 million, respectively.

Note 17 Segment and Other Information

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and four reportable segments that are presented herein. The bottom-weight woven fabrics segment includes heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The narrow fabrics segment consists of narrow webbing products for safety restraint products such as seat belts and military and technical uses. The all other segment consists of expenses related to the idled CDN facility, transportation services and other miscellaneous items. The interior furnishings fabrics segment, consisting of contract jacquard fabrics and upholstery for the residential and commercial markets, as well as the ITG-PP business prior to its deconsolidation (see Note 2), are presented as discontinued operations in the Company’s consolidated statements of operations for 2012 and 2011.

Net sales, income (loss) from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense)-net. Intersegment net sales for 2012 and 2011 were primarily attributable to commission finishing sales of $6.0 million and $19.5 million, respectively.

	Year Ended December 31, 2012	Year Ended December 31, 2011

Net Sales:
Bottom-weight Woven Fabrics	$566,340	$588,179
Commission Finishing	30,929	44,520
Narrow Fabrics	26,801	30,117
All Other	1,035	888
	625,105	663,704
Intersegment sales	(6,030)	(19,538)
	$619,075	$644,166

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$29,066	$24,364
Commission Finishing	(445)	(133)
Narrow Fabrics	(2,653)	(1,962)
All Other	(3,505)	(3,562)
Total reportable segments	22,463	18,707
Corporate expenses	(13,688)	(13,185)
Other operating income - net	9,478	4,906
Restructuring charges	(928)	(763)
Interest expense	(45,860)	(48,414)
Other income (expense) - net	(6,243)	(6,038)
	(34,778)	(44,787)
Income tax expense	(4,060)	(4,056)
Equity in losses of unconsolidated affiliates	(595)	(40)
Loss from continuing operations	(39,433)	(48,883)
Discontinued operations:
Loss from discontinued operations, net of taxes	(5,702)	(22,826)
Loss on deconsolidation of subsidiary	(22,204)	—
Gain on disposal, net of taxes	—	2,066
Loss from discontinued operations	(27,906)	(20,760)
Net loss	(67,339)	(69,643)
Less: net loss attributable to noncontrolling interests	(2,666)	(10,503)
Net loss attributable to International Textile Group, Inc.	$(64,673)	$(59,140)

	December 31, 2012	December 31, 2011

Total Assets:
Bottom-weight Woven Fabrics	$280,858	$313,051
Commission Finishing	12,491	15,478
Narrow Fabrics	16,853	18,882
All Other	27,044	78,594
Corporate	8,629	10,095
	$345,875	$436,100

The following items are included in loss before income taxes (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Depreciation and Amortization
Bottom-weight Woven Fabrics	$11,167	$11,531
Commission Finishing	427	485
Narrow Fabrics	1,178	1,298
Corporate	506	698
All Other	2,594	2,608
Discontinued Operations	1,406	3,555
	$17,278	$20,175

The following items are included in the determination of total assets (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Capital Expenditures (cash and noncash)
Bottom-weight Woven Fabrics	$1,915	$3,071
Commission Finishing	72	128
Narrow Fabrics	44	121
All Other	2	—
Corporate	4	46
	$2,037	$3,366

The Company’s investments in and advances to unconsolidated affiliates, and the related equity in losses of unconsolidated affiliates, are included in the bottom-weight woven fabrics segment as of and for the years ended December 31, 2012 and 2011. The following table presents sales from continuing operations and tangible long-lived assets (including long-lived assets classified as assets held for sale) by geographic area as of and for the fiscal periods ended December 31, 2012 and 2011 (in thousands). The geographic sales dollars are determined generally based on the ultimate destination of the product.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Net Sales:
United States	$274,309	$253,149
Mexico	219,411	240,071
Other Foreign	125,355	150,946
	$619,075	$644,166

	December 31, 2012	December 31, 2011
Long-lived Assets:
United States	$27,383	$31,562
China	63,525	70,112
Mexico	24,084	25,235
Nicaragua	25,989	28,580
Vietnam	—	38,003
	$140,981	$193,492

Note 18 Derivative Instruments

Derivative instruments used by the Company for cotton, wool and natural gas purchases consist primarily of forward purchase contracts and, to a lesser extent, futures and option contracts. The Company does not utilize financial instruments for trading or other speculative purposes. The Company has historically qualified for the “normal purchases exception” under GAAP for derivatives related to its cotton and wool forward purchase contracts and certain of its natural gas contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented herein. At December 31, 2012 and 2011, the Company had the following outstanding commodity forward contracts that were entered into to hedge forecasted purchases through the end of December of the years following such dates:

Commodity Contract	Number of Units
Natural gas forward contract outstanding as of December 31, 2012	195,015 MBTU
Natural gas forward contract outstanding as of December 31, 2011	254,400 MBTU

The fair value of the Company’s derivative instruments recognized in the December 31, 2012 and 2011 consolidated balance sheets consisted of the following (in thousands):

	December 31, 2012
	Asset Derivatives		Liability Derivatives

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under FASB ASC 815
Commodity contracts
	N/A	$—	Sundry payables and accrued liabilities	$15

Total Derivatives		$—		$15

	December 31, 2011
	Asset Derivatives		Liability Derivatives

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under FASB ASC 815
Commodity contracts
	N/A	$—	Sundry payables and accrued liabilities	$246

Total Derivatives		$—		$246

The effect of derivative instruments on the consolidated statements of operations were as follows (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized on Derivatives
	on Derivatives	2012	2011

Derivatives not designated as hedging instruments under FASB ASC 815
Commodity contracts
Realized	Cost of goods sold	$(355)	$(111)
Unrealized	Other income (expense)	231	(248)

Total derivatives		$(124)	$(359)

The Company does not designate its derivative instruments as hedges under hedge accounting rules. Accordingly, unrealized gains and losses on commodity and foreign exchange derivative contracts are recorded in “other income (expense) - net” since these transactions represent noncash changes in the fair values of such open contracts that are not expected to correlate with the amounts and timing of the recognition of the hedged items. Because the hedged items are components of cost of goods sold, realized gains and losses on commodity contracts are recorded in cost of goods sold upon settlement of those contracts.

Note 19 Commitments and Contingencies

Asbestos materials are present at certain of the Company’s facilities, and applicable regulations would require the Company to handle and dispose of these items in a special manner if these facilities were to undergo certain major renovations or if they were demolished. FASB ASC 410, “Asset Retirement and Environmental Obligations,” provides guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity. In accordance with FASB ASC 410, the Company has not recognized a liability associated with these obligations, because the fair value of such liabilities cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of these facilities. The Company expects to maintain these facilities by repair and maintenance activities that do not involve the removal of any of these items and has not identified any need for major renovations caused by technology changes, operational changes or other factors. In accordance with FASB ASC 410, the Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value. As of December 31, 2012, the Company did not have any liabilities recorded for these obligations.

As of December 31, 2012, the Company had capital expenditure commitments not reflected as liabilities on the accompanying consolidated balance sheet of less than $0.1 million. These commitments were not reflected as liabilities on the accompanying consolidated balance sheet because the Company had not received or taken title to the related assets.

As previously disclosed, three substantially identical lawsuits were filed in the Court of Common Pleas, County of Greenville, State of South Carolina related to the merger of the Company and a company formerly known as International Textile Group, Inc. (“Former ITG”) in late 2006 (the “Merger”). The first lawsuit was filed in 2008 and the second and third lawsuits were filed in 2009, all by the same attorney. These three lawsuits were consolidated in 2010. The actions name as defendants, among others, certain individuals who were officers and directors of Former ITG or the Company at the time of the Merger. The plaintiffs have raised purported derivative and direct (class action) claims and contend that certain of the defendants breached certain fiduciary duties in connection with the Merger. The plaintiffs have also made certain related claims against a former advisor of a defendant. Discovery in the case has now concluded pursuant to the existing scheduling order with the trial of the case to be scheduled. On January 10, 2013, the court granted plaintiffs' motion to certify a class of shareholders and denied a motion filed by certain defendants seeking the disqualification of the named plaintiffs to serve as derivative representatives. That same month, certain defendants filed motions for partial summary judgment and to strike the plaintiffs' request for punitive damages. Those motions remain pending. While the Company is a nominal defendant for purposes of the derivative action claims, the Company is not aware of any claims for affirmative relief being made against it. However, the Company has certain obligations to provide indemnification to its officers and directors (and certain former officers and directors) against certain claims and believes the lawsuits are being defended vigorously. Certain fees and costs related to this litigation are to be paid or reimbursed in part under the Company’s insurance programs. Because of the uncertainties associated with the litigation described above, management cannot estimate the impact of the ultimate resolution of the litigation. It is the opinion of the Company’s management that any failure by the Company’s insurance providers to provide any required insurance coverage could have a material adverse impact on the Company’s consolidated financial statements.

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

Note 20 Restructuring Activities

The charges for restructuring included in income from continuing operations included the following (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Severance and COBRA benefits	$832	$760
Pension settlement charges	96	3
	$928	$763

The restructuring charges for 2012 are primarily related to workforce reductions at the Company’s White Oak denim, Parras Cone denim, and Carlisle finishing facilities as described below. The restructuring charges for 2011 are primarily related to the Company’s multi-segment selling and administrative cost reduction plan and workforce reductions at the Company’s White Oak denim facility as described below.

Restructuring Activities in the Bottom-weight Woven Fabrics Segment

Hourly and salaried workforce reductions of approximately 45 employees have been undertaken at the White Oak denim facility resulting in severance and other termination benefits of $0.3 million recorded in 2012, and workforce reductions of approximately 30 employees resulted in severance and other termination benefits of $0.2 million recorded in 2011 at this facility. Salaried workforce reductions of 21 employees were undertaken at the Parras Cone denim facility resulting in severance and other termination benefits of $0.3 million in 2012. These workforce reductions were primarily attributable to the Company’s ongoing cost saving initiatives and, in the case of the White Oak facility, the outlook for lower product demand from this facility.

Restructuring Activities in the Commission Finishing Segment

Beginning in the second quarter of 2012, workforce reductions of 50 employees have been made at the Carlisle finishing facility resulting in severance and other termination benefits of $0.2 million in 2012. These workforce reductions of mostly hourly employees were primarily attributable to the Company’s lower product demand in certain of the segment’s government contract businesses.

Other Restructuring Activities

Certain cost reduction programs associated with selling, administrative and other functions at the Company’s corporate headquarters and other locations resulted in the termination of approximately 47 employees in 2011, and the Company recorded pension settlement charges of $0.1 million in 2012 and charges for severance and other termination benefits of $0.6 million in 2011 related to these programs.

Following is a summary of activity related to restructuring accruals (in thousands):

Severance and COBRA Benefits
Balance at December 31, 2010	$136
2011 charges, net	760
Payments	(147)
Balance at December 31, 2011	749
2012 charges, net	832
Payments	(1,427)
Balance at December 31, 2012	$154

The remaining accrual of $0.2 million at December 31, 2012, representing severance and COBRA benefits, is recorded in Sundry payables and accrued liabilities in the consolidated balance sheet as of December 31, 2012. The Company expects to pay the majority of these benefits in 2013.

Note 21 Fair Value Measurements

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

The following table provides a summary of the fair values of certain of the Company’s assets and liabilities measured on a recurring basis under FASB ASC 820 as of December 31, 2012 and 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At December 31, 2012
Assets:
Derivatives	$—	$—	$—	$—
Liabilities:
Derivatives	$—	$15	$—	$15

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At December 31, 2011
Assets:
Derivatives	$—	$—	$—	$—
Liabilities:
Derivatives	$—	$246	$—	$246

The accompanying consolidated financial statements include certain financial instruments, and the fair value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, notes receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of December 31, 2012 related to expected yield (under Level 2 of the fair value hierarchy), the Company estimated that the fair value of its Notes was approximately the principal plus accrued interest at December 31, 2012. The estimate of fair value of its borrowings under its various bank loans and other financial instruments (under Level 2 of the fair value hierarchy) generally approximates the carrying values at December 31, 2012 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates.

Note 22 Other Operating Income - Net

Other operating income-net includes grant income from the U.S. Department of Commerce Wool Trust Fund of $3.2 million in each of the years ended December 31, 2012 and 2011. The Company records such grant income upon confirmation of the availability of funds from this trust. Other operating income-net in 2012 also includes a gain of $6.0 million related to the Burlington IP Sale (see Note 1).  In addition, Other operating income-net in 2012 and 2011 includes net gains related to the disposal of miscellaneous property and equipment of $0.3 million and $1.7 million, respectively.

Note 23 Other Income (Expense) - Net

	Year Ended December 31,
	2012	2011

Litigation expense, net of insurance reimbursements	$(5,302)	$(4,463)
Foreign currency exchange gains (losses), net	(938)	(1,364)
Unrealized gains (losses) on derivative instruments, net	231	(248)
Other	(318)	(305)
Total	$(6,327)	$(6,380)

In 2012 and 2011, the Company paid or accrued $6.1 million and $13.7 million, respectively, in legal fees not related to current operations. In 2012 and 2011, the Company recorded $0.8 million and $9.2 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company.

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

The Company’s business is dependent on the success of, and its relationships with, its largest customers. The loss of any key customer or a material slowdown in the business of one of its key customers could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position. No one customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2012, and one customer, V.F. Corporation, accounted for approximately 10% of the Company’s net sales in 2012 and 2011.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in relevant financing documents that limit cash dividends they can pay and loans they may make to the Company. Of the Company’s consolidated cash balance of $3.2 million at December 31, 2012, approximately $0.2 million was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to various governmental statutes and regulations that restrict and/or limit loans and dividend payments they may make to the Company. At December 31, 2012, the Company’s proportionate share of restricted net assets of its consolidated subsidiaries was approximately $7.3 million.

Note 25 Subsequent Events

The Cone Denim (Jiaxing) Limited bank agreement was amended in January 2013 to provide for a $17.7 million term loan to be repaid in monthly principal installments of no less than $0.5 million beginning in January 2013. An additional principal repayment of $0.5 million was made in January 2013 against the outstanding balance of the term loan prior to this amendment.

On March 7, 2013, Parras Cone obtained a one year renewal of its $20.0 million revolving receivables factoring agreement through March 7, 2014. As a result of these amendments, the Company has classified $12.4 million outstanding under these facilities as long-term liabilities at December 31, 2012 in accordance with U.S. GAAP.

On March 12, 2013, the Company entered into Amendment No. 9 to the 2011 Credit Agreement, which provides that either (i) the lenders under the 2011 Credit Agreement are entitled to receive payment under a $3.7 million evergreen standby letter of credit executed by Fund IV (the “Fund IV LC”) that automatically renews each year, unless notified by the issuing bank, until a final termination date of March 31, 2016 or (ii) such investments in ITG-PP are required to be repaid to the Company by ITG-PP no later than one month prior to the stated expiry date, non-renewal date or termination date of the Fund IV LC (see Note 2 related to a potential sale of the assets of ITG-PP).

On March 27, 2013, Burlington Morelos received funding of $6.3 million under a new three year term loan agreement with Banamex. The interest rate on borrowings under this term loan is variable at LIBOR plus 4% with scheduled repayments of $0.1 million in principal per month until February 2016, with the remaining principal balance due in March 2016.

On March 29, 2013, the Company entered into Amendment No. 10 to the 2011 Credit Agreement. This amendment, among other things, provides for a revolving credit facility in the amount of $90.0 million, an increase in availability under  the U.S. Revolver of approximately $8.2 million, an increase of $4.0 million in the U.S. Term Loan and extends the final maturity date of all revolving and term loans thereunder to March 30, 2016. As amended, the 2011 Credit Agreement continues the repayment schedule of the U.S. Term Loan of $0.3 million in principal per month until maturity, at which date the entire remaining principal balance of the term loan facility is due.

On March 29, 2013, the Company used proceeds of $4.0 million from the amended U.S. Term Loan, $5.0 million from the new Banamex term loan, and the balance from additional U.S. Revolver borrowings to repay in full all amounts outstanding ($17.2 million including PIK interest) under the Tranche A Notes, and to pay fees and expenses in connection with such financing activities. Accordingly, the Company has classified the $16.7 million balance outstanding under the Tranche A Notes as of December 31, 2012 as a long-term liability in accordance with GAAP given the completion of the refinancing of such short-term obligations with long-term debt prior to the issuance of the December 31, 2012 financial statements.

EXHIBIT INDEX

Exhibit Number	Exhibit

10.25
Amendment No. 8 to Credit Agreement, dated as of December 20, 2012, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

10.26
Amendment No. 9 to Credit Agreement, dated as of  March 12, 2013, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

10.30
English translation of amended and restated Factoring Discount Line Opening Agreement, dated as of March 7, 2013, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional De Mexico, S.A., as lender thereto.

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