Form 10-Q
period 2013-03-31
INTERNATIONAL TEXTILE GROUP INC
filed 2013-05-14
CIK 918964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of May 3, 2013, was 17,468,327.

			PAGE

PART I	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	4

		Unaudited Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012	5

		Unaudited Consolidated Statements of Comprehensive Operations for the three months ended March 31, 2013 and 2012	6

		Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012	7

		Notes to Consolidated Financial Statements (Unaudited)	8 - 24

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25 - 32

	ITEM 4.	CONTROLS AND PROCEDURES	33

PART II	OTHER INFORMATION

	ITEM 6.	EXHIBITS	34

SIGNATURE			35

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
•
adverse changes or increases in U.S. Government policies that are unfavorable to domestic manufacturers, including among other things, significant budget restraints and potential cost reductions in the U.S. Defense Department that could result from the ongoing sequestration process that could affect certain of our businesses, including but not limited to, impairment of our goodwill and/or indefinite lived intangible assets;

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

Forward-looking statements include, but are not limited to, those described or made herein or in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and in other filings made from time to time with the Securities and Exchange Commission (“SEC”) by the Company. You are encouraged to carefully review those filings for a discussion of various factors that could result in any of such forward-looking statements proving to be inaccurate. Forward-looking statements also make assumptions about risks and uncertainties. Many of these factors are beyond the Company’s ability to control or predict and their ultimate impact could be material. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
Assets	2013	2012
	(Unaudited)
Current assets:
Cash and cash equivalents	$4,866	$3,240
Accounts receivable, less allowances of $1,818 and $682, respectively	72,743	66,680
Sundry notes and receivables	13,194	10,929
Inventories	116,605	109,604
Deferred income taxes	2,614	2,040
Prepaid expenses	3,010	2,908
Assets held for sale	—	29
Other current assets	1,229	767
Total current assets	214,261	196,197
Investments in and advances to unconsolidated affiliates	17	18
Property, plant and equipment, net	137,795	140,952
Intangibles and deferred charges, net	2,503	2,112
Goodwill	2,740	2,740
Deferred income taxes	4,432	2,233
Other assets	1,641	1,623
Total assets	$363,389	$345,875
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of bank debt and other long-term obligations	$28,023	$17,260
Callable long-term debt classified as current	38,006	38,006
Short-term borrowings	39,620	36,969
Accounts payable	49,915	46,051
Sundry payables and accrued liabilities	38,000	32,610
Income taxes payable	8,514	7,571
Deferred income taxes	5,539	4,624
Total current liabilities	207,617	183,091
Bank debt and other long-term obligations, net of current portion	95,352	84,393
Senior subordinated notes	—	16,656
Senior subordinated notes - related party	149,402	145,051
Income taxes payable	1,902	1,806
Deferred income taxes	3,125	2,534
Other liabilities	25,354	25,191
Total liabilities	482,752	458,722
Commitments and contingencies
Stockholders' deficit:
International Textile Group, Inc. stockholders' deficit:
Series C preferred stock (par value $0.01 per share; 5,000,000 shares authorized; 118,833 and 116,502 shares issued and outstanding, and aggregate liquidation value of $118,344 and $116,013 at March 31, 2013 and December 31, 2012, respectively)	118,344	116,013
Series A convertible preferred stock (par value $0.01 per share; 13,000,000 shares authorized; 12,740,169 and 12,505,687 shares issued and outstanding; and aggregate liquidation value of $318,504 and $312,642 at March 31, 2013 and December 31, 2012, respectively)	318,504	312,642
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 shares issued and outstanding at March 31, 2013 and December 31, 2012)	175	175
Capital in excess of par value	25,517	33,710
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(573,946)	(567,312)
Accumulated other comprehensive loss, net of taxes	(7,546)	(7,706)
Total International Textile Group, Inc. stockholders’ deficit	(119,363)	(112,889)
Noncontrolling interest	—	42
Total stockholders' deficit	(119,363)	(112,847)
Total liabilities and stockholders' deficit	$363,389	$345,875

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)
	Three Months Ended
	March 31,
	2013	2012

Net sales	$148,781	$155,657
Cost of goods sold	132,510	146,206
Gross profit	16,271	9,451
Selling and administrative expenses	11,141	11,539
Provision for bad debts	58	27
Other operating income - net	(34)	(3)
Restructuring charges (recoveries)	(5)	133
Income (loss) from operations	5,111	(2,245)
Non-operating other income (expense):
Interest income	17	28
Interest expense - related party	(4,352)	(8,335)
Interest expense - third party	(4,141)	(4,769)
Other income (expense) - net	(3,518)	(2,173)
Total non-operating other income (expense) - net	(11,994)	(15,249)
Loss from continuing operations before income taxes and equity in losses of unconsolidated affiliates	(6,883)	(17,494)
Income tax (expense) benefit	279	(890)
Equity in losses of unconsolidated affiliates	(90)	(378)
Loss from continuing operations	(6,694)	(18,762)
Income (loss) from discontinued operations	77	(3,717)
Net loss	(6,617)	(22,479)
Less: net loss attributable to noncontrolling interests	-	(1,874)
Net loss attributable to International Textile Group, Inc.	$(6,617)	$(20,605)

Net loss attributable to International Textile Group, Inc.	$(6,617)	$(20,605)
Accrued preferred stock dividends	(8,193)	(5,496)
Net loss attributable to common stock of International Textile Group, Inc.	$(14,810)	$(26,101)

Net loss per share attributable to common stock of International Textile Group, Inc., basic:
Loss from continuing operations	$(0.85)	$(1.39)
Loss from discontinued operations	-	(0.10)
	$(0.85)	$(1.49)
Net loss per share attributable to common stock of International Textile Group, Inc., diluted:
Loss from continuing operations	$(0.85)	$(1.39)
Loss from discontinued operations	-	(0.10)
	$(0.85)	$(1.49)

Weighted average number of shares outstanding - basic	17,468	17,468
Weighted average number of shares outstanding - diluted	17,468	17,468

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Comprehensive Operations
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net loss	$(6,617)	$(22,479)

Other comprehensive income, net of taxes:
Amortization of unrecognized net losses included in periodic benefit cost	160	174

Net comprehensive loss	(6,457)	(22,305)

Less: net comprehensive loss attributable to noncontrolling interests	-	(1,874)

Net comprehensive loss attributable to International Textile Group, Inc.	$(6,457)	$(20,431)

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
OPERATIONS
Net loss	$(6,617)	$(22,479)
Adjustments to reconcile net loss to cash used in operations:
Provision for bad debts	58	27
Depreciation and amortization of property, plant and equipment	3,806	4,947
Amortization of deferred financing costs	262	255
Deferred income taxes	(1,393)	35
Equity in losses of unconsolidated affiliates	90	378
Gain on sale of assets	(34)	(3)
Noncash interest expense	4,857	8,890
Foreign currency exchange losses	669	961
Contributions to pension benefit plan	(596)	(489)
Payment of interest on payment-in-kind notes	(505)	-
Change in operating assets and liabilities:
Accounts receivable	(6,121)	(17,391)
Inventories	(7,002)	14,557
Other current assets	(2,236)	284
Accounts payable and accrued liabilities	8,857	4,020
Income taxes payable	526	355
Other	251	212
Net cash used in operating activities	(5,128)	(5,441)

INVESTING
Capital expenditures	(669)	(234)
Investments in and advances to unconsolidated affiliates	(16)	(51)
Distributions from unconsolidated affiliates	500	-
Proceeds from sale of property, plant and equipment	63	3
Net cash used in investing activities	(122)	(282)

FINANCING
Proceeds from issuance of term loans	10,250	-
Repayment of term loans	(4,677)	(3,174)
Net borrowings under revolving loans	16,351	13,764
Net proceeds from (repayments of) short-term borrowings	2,563	(6,384)
Payment of financing fees	(710)	(161)
Repayment of capital lease obligations	(186)	(76)
Payment of principal on payment-in-kind notes	(16,655)	-
Acquisition of noncontrolling interest	(17)	-
Decrease in checks issued in excess of deposits	(246)	-
Net cash provided by financing activities	6,673	3,969

Effect of exchange rate changes on cash and cash equivalents	203	79
Net change in cash and cash equivalents	1,626	(1,675)
Cash and cash equivalents at beginning of period	3,240	3,987
Cash and cash equivalents at end of period	$4,866	$2,312

Supplemental disclosures of cash flow information:
Cash payments of income taxes, net	$162	$288
Cash payments for interest	$2,974	$2,775
Noncash investing and financing activities:
Accrued preferred stock dividends	$8,193	$5,496

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

The December 31, 2012 consolidated balance sheet data included herein was derived from the Company’s audited financial statements. The unaudited consolidated financial statements included herein have been prepared by ITG pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) as well as accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q, unless otherwise specified, have been presented to separately show the effects of discontinued operations. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results for the reported interim periods, which consist of only normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report, as is permitted by such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of any given quarter are not necessarily indicative of the results to be expected for any other quarter or the full fiscal year.

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts recorded in the consolidated financial statements and the related notes to consolidated financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of trade receivables, inventories, goodwill, other long-lived assets, indemnifications, and assumptions used in the calculation of, among others, income taxes, pension and postretirement benefits, legal costs and environmental costs. These estimates and assumptions are based upon historical factors, current circumstances and the experience and judgment of the Company’s management. Management monitors economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currencies and equity share values as well as changes in general or industry-specific economic conditions affecting the Company can increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ from these estimates under different assumptions or conditions. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Management believes that its estimates impacting the accompanying consolidated financial statements, including for these matters, are reasonable based on facts currently available.

Business and Credit Concentrations

The Company’s business is dependent on the success of, and its relationships with, its largest customers. The loss of any key customer or a material slowdown in the business of one of its key customers could have a material adverse effect on the Company’s overall results of operations, cash flows and financial position. No one customer accounted for 10% or more of the Company’s accounts receivable as of March 31, 2013, and one customer, V.F. Corporation, accounted for approximately 10% of the Company’s net sales in the 2012 fiscal year and in the three months ended March 30, 2013.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in relevant financing documents that limit cash dividends they can pay and loans they may make to the Company. Of the Company’s consolidated cash balance of $4.9 million at March 31, 2013, approximately $0.5 million held by certain subsidiaries was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to various governmental statutes and regulations that restrict and/or limit loans and dividend payments they may make to the Company. At March 31, 2013, the Company’s proportionate share of restricted net assets of its consolidated subsidiaries was approximately $7.5 million.

Recently Adopted Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles—Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment,” which amends the guidance in Accounting Standards Codification (“ASC”) 350 on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASC 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. ASU 2012-02 does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under GAAP that provide additional detail on these amounts. ASU 2013-02 was effective for reporting periods beginning after December 15, 2012. Because this ASU only impacts presentation and disclosure requirements, its adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

Recently Issued Accounting Pronouncements

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

Note 2 Discontinued Operations

As previously disclosed, the Company deconsolidated its ITG-Phong Phu Joint Venture (“ITG-PP”), a cotton-based fabrics and garment manufacturing operation in Vietnam, as of May 25, 2012 as a result of an enforcement agreement (“the Enforcement Agreement”) pursuant to which Vietnam Technological Commercial Joint Stock Bank (“Techcombank”) took possession of certain assets in accordance with the terms of its credit agreement with ITG-PP. The ITG parent company has certain related party loans receivable from ITG-PP collateralized by the assets of ITG-PP on a junior basis, and ITG-PP has a capital lease obligation with its joint venture partner. The obligations of ITG-PP are non-recourse to the ITG parent company or any other subsidiary of the Company, but are secured by the assets of ITG-PP. As of May 25, 2012, the securitized assets had a net book value of approximately $37.3 million. Approximately $21.6 million of the ITG parent company’s related party loans receivable from ITG-PP is collateralized by the assets of ITG-PP on a junior basis according to the Enforcement Agreement. Under the Enforcement Agreement, proceeds from the sale of the securitized assets are to be applied in the following priority: (i) to pay certain legal and other costs, taxes and fees related to the sale, (ii) to repay all principal and interest under loans with Techcombank, and (iii) to repay principal and interest owed by ITG-PP to ITG under certain related party loans described above. Any excess proceeds from the sale of the security assets are required to be remitted to, or at the direction of, ITG-PP. Assuming an orderly disposition, the Company has estimated that the fair value of the securitized assets, net of selling costs, will be sufficient to satisfy the Techcombank obligations and a portion of the related party loans payable to the ITG parent company, although there can be no assurances of the timing or amounts thereof. The Company is continuing to work with Techcombank to provide for an orderly disposition of the securitized assets.

The results of operations related to the ITG-PP business are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. The Company allocates interest to discontinued operations based on debt that is required to be repaid from proceeds of the disposal transactions. No interest has been allocated to the ITG-PP discontinued operations in the three months ended March 31, 2013 or 2012 due to the uncertainty of any amounts to be received by the ITG parent company. The ITG-PP business had net sales of $0.0 million and $6.2 million in the three months ended March 31, 2013 and 2012, respectively, and income (loss) from discontinued operations, net of income taxes, of $0.1 million and $(3.7) million, respectively, in the same periods.

Note 3 Inventories

Inventories are valued at the lower of cost or market value using the first-in, first-out (“FIFO”) method. The major classes of inventory are as follows (in thousands):

	March 31,	December 31,
	2013	2012

Raw materials	$14,858	$12,477
Work in process	39,210	36,513
Finished goods	49,966	48,287
Dyes, chemicals and supplies	12,571	12,327
	$116,605	$109,604

Note 4 Impairment Testing of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets pursuant to the provisions of FASB ASC 360, “Property, Plant, and Equipment”. In addition, the decision by the Company to idle its Cone Denim de Nicaragua (“CDN”) facility in April 2009 requires the Company to test the recoverability of the value of CDN’s long-lived assets in the Company’s all other segment each quarter. Such recoverability reviews and tests, primarily based on fair value measured by prices for similar assets, did not result in any impairment charges in the three months ended March 31, 2013 or 2012. The Company cannot predict the occurrence of any future events that might adversely affect the carrying value of long-lived assets. A decline in general economic or industry-specific business conditions could result in future impairment charges with respect to the Company’s long-lived assets, including any of its property, plant and equipment.

Note 5 Long-Term Debt and Short-Term Borrowings

Total outstanding long-term debt of the Company consisted of the following (in thousands). See Note 2 for a discussion of the deconsolidation of the ITG-PP business.

	March 31,	December 31,
	2013	2012
Revolving loans:
ITG, Inc.	$59,105	$42,695
Parras Cone de Mexico, S.A. de C.V. (1)	12,326	12,386
Term loans:
ITG, Inc.	13,275	10,027
Burlington Morelos S.A. de C.V. (1)	20,000	14,500
Cone Denim (Jiaxing) Limited (1)	16,211	18,168
Jiaxing Burlington Textile Company (1)	2,435	3,646
Cone Denim de Nicaragua (1)	38,006	38,006
Other:
Senior subordinated notes	—	16,656
Senior subordinated notes - related party	149,402	145,051
Capitalized lease obligations	—	207
Other notes payable	23	24
Total long-term debt	310,783	301,366
Less: current portion of long-term debt	(28,023)	(17,260)
Less: callable long-term debt classified as current	(38,006)	(38,006)
Total long-term portion of long-term debt	$244,754	$246,100

(1)	Non-recourse to the U.S. parent company.

Revolving and Term Loans and Factoring Agreements

On March 30, 2011, the Company and certain of its U.S. subsidiaries entered into an Amended and Restated Credit Agreement with General Electric Capital Corporation (“GE Capital”), as agent and lender, and certain other lenders (as amended, the “2011 Credit Agreement”). On March 29, 2013, the Company entered into Amendment No. 10 to the 2011 Credit Agreement. This amendment, among other things, provides for a revolving credit facility of $90.0 million, including an increase in availability under the revolving loan facility (the “U.S. Revolver”) of approximately $8.2 million, an increase of $4.0 million in the term loan facility thereunder (the “U.S. Term Loan”) and extends the final maturity date of all revolving and term loans thereunder to March 30, 2016. The U.S. Term Loan required the repayment of $0.5 million in principal per month from May 2011 to April 2012, and requires repayment of $0.3 million per month thereafter until maturity, at which date the entire remaining principal balance of the U.S. Term Loan is due.

Borrowings under the 2011 Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option. At March 31, 2013, there was $59.1 million outstanding under the U.S. Revolver at a weighted average interest rate of 5.5% and $13.3 million outstanding under the U.S. Term Loan at a weighted average interest rate of 5.7%. As of March 31, 2013, the Company had $11.8 million of standby letters of credit issued in the normal course of business, none of which had been drawn upon, that reduced the borrowing availability under the U.S. Revolver. At March 31, 2013, availability under the U.S. Revolver was approximately $13.0 million.

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

Under the 2011 Credit Agreement, the Company is required to maintain availability, or average adjusted availability (each as defined) at or above certain predefined levels, or certain limitations may be imposed on the Company, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. The following describes actions that may be taken, and margins, fees or limitations that may be imposed upon the Company, under the 2011 Credit Agreement at certain availability or average adjusted availability levels:

•
if average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company is restricted from making loans to, and/or investments in, its international subsidiaries. At March 31, 2013, average adjusted availability was approximately $13.3 million and availability was $13.0 million, and the Company was subject to such restrictions. Notwithstanding these restrictions, the Company and the lenders under the 2011 Credit Agreement have entered into certain consents and amendments to the 2011 Credit Agreement which provided the Company the ability to (i) make investments in ITG-PP in an amount up to $3.5 million, which investments were made in the form of loans to ITG-PP in June 2011, and (ii) enter into and perform its obligations under an amended Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of WLR Recovery Fund IV, L.P. (“Fund IV”), an affiliate of Wilbur L. Ross, Jr., not to exceed $15.5 million (see “Guarantees” below). In March 2013, the Company entered into Amendment No. 9 to the 2011 Credit Agreement, which provides that either (i) the lenders under the 2011 Credit Agreement are entitled to receive payment under a $3.7 million evergreen standby letter of credit executed by Fund IV (the “Fund IV LC”) that automatically renews each year, unless notified by the issuing bank, until a final termination date of March 31, 2016 or (ii) such investments in ITG-PP are required to be repaid to the Company by ITG-PP no later than one month prior to the stated expiry date, non-renewal date or termination date of the Fund IV LC (see Note 2 related to a potential sale of the assets of ITG-PP);

•
if availability is less than $17.5 million, the Company is required to comply with a specified fixed charge coverage ratio (as defined in the 2011 Credit Agreement). The Company was subject to, and in compliance with, such fixed charge coverage ratio as of March 31, 2013;

•
depending on average adjusted availability, the applicable margin added to LIBOR or other published bank interest rates for borrowings under the 2011 Credit Agreement can range from 4.25% to 4.75% (the weighted average applicable margin was 4.5% at March 31, 2013). In addition, depending on amounts borrowed and average adjusted availability, the U.S. Revolver requires the payment of an unused commitment fee in the range of 0.50% to 0.75% annually, payable monthly; and

•
if the Company’s excess availability (as defined in the 2011 Credit Agreement) falls below certain other predefined levels, the lenders under the 2011 Credit Agreement can draw upon an evergreen standby letter of credit in the amount of $20.0 million executed by the WLR Affiliates that automatically renews each year, unless notified by the issuing bank, until a final termination date of March 31, 2016; no such amounts had been drawn by the lenders as of March 31, 2013.

On March 23, 2011, a wholly-owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Burlington Morelos”), entered into a five year, $20.0 million term loan with Banco Nacional De Mexico, S.A., (“Banamex”) which requires the repayment of $0.3 million in principal per month until February 2016, with the remaining principal balance due in March 2016, and on March 27, 2013, Burlington Morelos received funding of $6.3 million under a new three year term loan agreement with Banamex which requires repayments of $0.1 million in principal per month until February 2016, with the remaining principal balance due in March 2016  (collectively, the “Mexican Term Loans”). The obligations of Burlington Morelos under the Mexican Term Loans are denominated in U.S. dollars and are secured by a pledge of all the accounts receivable, inventories, and property, plant and equipment of Burlington Morelos and its subsidiaries. The interest rate on borrowings under the Mexican Term Loans is variable at LIBOR plus 4%. At March 31, 2013, the amount outstanding under the Mexican Term Loans was $20.0 million at an interest rate of 4.2%.

The Mexican Term Loans contain customary provisions for default for agreements of this nature. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights as a secured party. The Mexican Term Loans also contain certain financial covenant requirements customary for agreements of this nature. As of March 31, 2013, the Company was in compliance with such covenants. In addition, Burlington Morelos and its subsidiaries are restricted under the Mexican Term Loans from making annual capital expenditures in excess of one percent of annual consolidated net sales of such consolidated group.

On March 7, 2013, a wholly-owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into an amended revolving receivables factoring agreement under which Parras Cone agreed to sell certain of its accounts receivable to Banamex, on a recourse basis. The amount of accounts receivable of Parras Cone that can be sold under this agreement cannot exceed $20.0 million. At March 31, 2013, the amount of secured borrowings outstanding under the factoring agreement was $12.3 million, at an interest rate of 4.3%, which borrowings are collateralized by certain of Parras Cone’s trade accounts receivable in the aggregate amount of approximately $13.0 million. This agreement, as amended, expires on March 7, 2014.

In 2006 and 2007, Cone Denim (Jiaxing) Limited obtained financing from Bank of China, that is non-recourse to the ITG parent company, to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provided for a $35.0 million term loan available in U.S. dollars, which was used for the import of equipment to Cone Denim (Jiaxing) Limited. Interest is based on three-month LIBOR plus a contractual spread of 6.0% or greater, depending upon periodic credit reviews. At March 31, 2013, outstanding borrowings under this facility were $16.2 million with a weighted average interest rate of 7.3%. The agreement was amended in January 2013 to provide that the term loan is required to be repaid in monthly principal installments of no less than $0.5 million beginning in January 2013 and continuing through January 2016. If Cone Denim (Jiaxing) Limited does not make its six scheduled monthly repayments of $0.5 million from January to June of 2013, Bank of China will have the right to reconsider the scheduled maturity date of $11.6 million of the term loan; however, Cone Denim (Jiaxing) Limited to date has made, and is expected to make, such payments on a timely basis. An additional principal repayment of $0.5 million was made in January 2013 against the outstanding balance of the term loan prior to this amendment. The term loan is secured by the building, machinery, equipment and certain inventory of Cone Denim (Jiaxing). The financing agreement contains certain covenant requirements customary for agreements of this nature.

The Company’s wholly-owned subsidiary, Jiaxing Burlington Textile Company, obtained project financing from China Construction Bank that is non-recourse to the ITG parent company. Such funding was used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese renminbi, at the option of the Company and subject to foreign currency exchange rate changes. The term loan is being repaid in quarterly installments of $1.2 million payable in each of the first three quarters of 2013. The financing agreement has a maturity date of August 2013 and bears interest at six-month LIBOR plus 3.0% for U.S. dollar loans. The financing agreement provides the lender the right to immediately declare this debt due and payable if Jiaxing Burlington Textile Company incurs a book loss in excess of 5.0 million renminbi under Chinese generally accepted accounting principles during any calendar fiscal year through the date of maturity. As of March 31, 2013, Jiaxing Burlington Textile Company expects that it will be able to comply with this requirement. Pricing for Chinese renminbi loans is at the rate established by the China Central Bank. At March 31, 2013, outstanding borrowings under this facility were $2.4 million (in U.S. dollar equivalents) with a weighted average interest rate of 6.4%. The loans are secured by the building, machinery and equipment of Jiaxing Burlington Textile Company. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In December 2007, CDN entered into a $37.0 million term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua that is non-recourse to the ITG parent company. The loan amounts were used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. Loans under this agreement are required to be repaid in quarterly installments of $1.850 million, which began on September 15, 2010, with a final payment of $7.4 million due on September 15, 2014. The term loans bear interest at LIBOR plus a margin of 4%, and a late payment fee of 6% per annum is assessed on the amount of principal payments in arrears. As amended, the original term loans thereunder have been re-characterized either as senior loans, for which accrued interest thereon is required to be paid either as originally scheduled or, for certain portions of the interest accruing through June 15, 2010, the amounts have been converted to 12% junior loans. Interest on the junior loans is required to be repaid quarterly beginning on September 15, 2010 and continuing through September 15, 2014, with the principal amount of the junior loans due on September 15, 2014. Both the senior and junior loans are non-recourse to the Company, but are secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. At March 31, 2013, $37.0 million of senior loans with a total interest rate of 10.3%, and $1.0 million of junior loans, were outstanding under this facility.

In light of decisions by two of the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, in April 2009, the Company decided to idle this facility. Through March 31, 2013, CDN had not made $31.0 million of required term loan principal, interest and late fee payments, which constitutes a default. Upon a default, all amounts outstanding thereunder are immediately due and payable, penalty interest is charged at the rate of 6% per annum on outstanding balances, and the lenders thereunder have the right to proceed against the collateral securing such loans. In addition, as a result of the accumulated losses of CDN and pursuant to Nicaraguan law, the lenders under CDN’s term loan have certain rights in addition to those under the term loan agreement, including certain rights with respect to requiring the dissolution of CDN. To date, CDN’s lenders have not exercised these rights. The Company, as sponsor of CDN, has entered into a Project Funds and Subordination Agreement with the CDN lenders. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may, in certain instances, obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement). On July 26, 2010, the Company received a notice from Inter-American, which states that the Company, pursuant to the Project Funds and Subordination Agreement, was required to provide CDN a loan in the amount of $14.9 million no later than August 23, 2010. The Company has not provided such loan through the date hereof. The Company believes that such term loan is adequately secured, assuming an orderly disposition, if needed, although there can be no assurances in this regard. The Company is reserving all of its rights with respect thereto, and believes that any such loan ultimately would only be required if and to the extent that the loan under the term loan agreement is not adequately secured. Because of the uncertainties related to CDN and the related issues, the Company has classified the entire amount of such debt as current as of March 31, 2013 and December 31, 2012. The Company continues to evaluate all of its options with respect to CDN and its loans outstanding and continues to be in discussions with Inter-American with respect to the loan.

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

At various times, the WLR Affiliates purchased from holders certain of the Notes which were thereafter amended, restated and reissued in the form of Tranche B Notes, and which were subordinate in right of payment and collateral to Notes held by third parties other than the WLR Affiliates with an original interest rate of 12% per annum (the “Tranche A Notes”). In the three months ended March 31, 2013 and 2012, the interest rate on the Tranche A Notes was 17.5% and 15.5% per annum, respectively. On March 29, 2013, the Company used proceeds of $4.0 million from the U.S. Term Loan, $5.0 million from borrowings under the Mexican Term Loans, and the balance from additional U.S. Revolver borrowings to repay in full all amounts outstanding ($17.2 million including PIK interest) under the Tranche A Notes, and to pay fees and expenses in connection with such financing activities. The Tranche B Notes are classified as “Senior subordinated notes - related party” in the Company’s accompanying consolidated balance sheets. The interest rate on the Tranche B Notes is 12% per annum. At March 31, 2012, $149.4 million aggregate principal amount was outstanding under the Tranche B Notes, including PIK interest.

Debt Agreement Compliance

The Company is in compliance with the terms and covenants under its principal credit facilities, except for the Cone Denim de Nicaragua term loan as described above. Any failure by the Company to pay outstanding amounts when due, to obtain any necessary waivers or modifications, to refinance its various debt or to obtain any necessary funding in amounts, at times and on terms acceptable to it, if at all may result in liquidity issues and may delay or make impossible the implementation of the Company’s strategy.

Debt Maturities

As of March 31, 2013, aggregate maturities of long-term debt for each of the next five 12-month periods were as follows: $28.0 million, $13.3 million, $231.5 million, $0.0 million and $0.0 million. Because of the uncertainties related to the potential acceleration of the Cone Denim de Nicaragua term loan as described above, the Company has classified the entire amount of the Cone Denim de Nicaragua debt, $38.0 million, as current on the accompanying consolidated balance sheets as of March 31, 2013 and December 31, 2012, although such amounts are excluded from the aggregate maturities listed above in light of such uncertainties.

Short-term Borrowings

The Company and certain of its subsidiaries have short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $39.6 million at March 31, 2013 and $37.0 million at December 31, 2012, with weighted average interest rates of 6.7% and 6.9%, respectively (see Note 2 for a discussion of the ITG-PP debt facilities). At March 31, 2013, ITG and its U.S. subsidiaries had outstanding short-term financing from certain cotton and other suppliers in the amount of $4.5 million; Parras Cone had outstanding short-term working capital loans from Banamex in the amount of $1.0 million which are non-recourse to the U.S. parent company; Cone Denim (Jiaxing) Limited had outstanding short-term working capital loans in an aggregate amount of $31.2 million from various Chinese financial institutions, including $2.5 million guaranteed by a $2.8 million standby letter of credit with a WLR Affiliate, which are non-recourse to the U.S. parent company except for such guaranteed portion; and Jiaxing Burlington Textile Company had outstanding short-term working capital loans from certain Chinese financial institutions in the amount of $2.9 million which are non-recourse to the U.S. parent company.

Guarantees

FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of March 31, 2013, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of March 31, 2013 or December 31, 2012, except as noted below.

In 2011, the Company entered into the Guaranty in favor of Fund IV. Pursuant to the Guaranty, the Company has guaranteed the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of March 31, 2013, the total obligations under such letters of credit guaranteed by the Company were $6.5 million and, in each of the three months ended March 31, 2013 and 2012, the Company incurred guarantee fees of $0.2 million. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

Note 6 Stockholders’ Deficit

The components of stockholders’ deficit were as follows (in thousands):

	International Textile Group, Inc. Stockholders
	Series C preferred stock	Series A convertible preferred stock	Common stock	Capital in excess of par value	Treasury stock	Accumulated deficit	Accumu- lated other compre- hensive loss	Non- controlling interests	Total

Balance at December 31, 2012	$116,013	$312,642	$175	$33,710	$(411)	$(567,312)	$(7,706)	$42	$(112,847)
Net loss	—	—	—	—	—	(6,617)	—	—	(6,617)
Amortization of actuarial losses on benefit plans, net of taxes	—	—	—	—	—	—	160	—	160
Liquidation and dissolution of majority-owned subsidiary	—	—	—	—	—	(17)	—	(42)	(59)
Preferred stock dividends	2,331	5,862	—	(8,193)	—	—	—	—	—
Balance at March 31, 2013	$118,344	$318,504	$175	$25,517	$(411)	$(573,946)	$(7,546)	$—	$(119,363)

As of March 31, 2013, the Company had 100,000,000 shares of preferred stock authorized, including 5,000,000 shares of Series C Preferred Stock (the “Series C Preferred Stock”), of which 118,833 shares of Series C Preferred Stock were issued and outstanding at March 31, 2013 (116,502 shares issued and outstanding at December 31, 2012), 13,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 12,740,169 shares of Series A Preferred Stock were issued and outstanding at March 31, 2013 (12,505,687 shares issued and outstanding at December 31, 2012) and 5,000,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at March 31, 2013 or December 31, 2012. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

On July 24, 2012, the Company entered into the Exchange Agreement with the WLR Affiliates. Pursuant to the Exchange Agreement, the WLR Affiliates exchanged approximately $112.5 million of the Company’s unsecured subordinated notes – related party (see Notes 1 and 5) held by the WLR Affiliates for 112,469.2232 shares of Series C Preferred Stock of the Company.

The terms of the Series C Preferred Stock provide that, among other things:
•	each share of Series C Preferred Stock has an initial liquidation preference of $1,000 (the “Series C Preferred Stock Liquidation Value”);
•	the Series C Preferred Stock is not convertible;
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

The components of, and changes in, accumulated other comprehensive loss (net of income taxes of $0.0 as of and for the periods ended March 31, 2013 and March 31, 2012) were as follows (in thousands):

	Pension	Postretirement
	Benefits (1)	Benefits (1)	Total

Balance at December 31, 2011	$(6,828)	$(397)	$(7,225)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified:
Amortization of net actuarial losses	171	3	174
Net comprehensive income for the period	171	3	174
Balance at March 31, 2012	$(6,657)	$(394)	$(7,051)

Balance at December 31, 2012	$(7,442)	$(264)	$(7,706)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified:
Amortization of net actuarial losses	159	1	160
Net comprehensive income for the period	159	1	160
Balance at March 31, 2013	$(7,283)	$(263)	$(7,546)

(1)	See the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information about the Company's pension and postretirement benefit plans.

Note 7 Reconciliation to Diluted Loss Per Share

The following table shows the amounts used in computing loss per share and the effect on loss per share of the weighted average number of shares of dilutive potential common stock issuances (in thousands).

	Three Months Ended
	March 31,
	2013	2012

Loss from continuing operations	$(6,694)	$(18,762)
Less: net loss from continuing operations attributable to noncontrolling interests	—	—
Accrued preferred stock dividends	(8,193)	(5,496)
Loss from continuing operations applicable to common shareholders	(14,887)	(24,258)
Effect of dilutive securities:
None	—	—
Numerator for diluted loss per share from continuing operations	$(14,887)	$(24,258)

Income (loss) from discontinued operations	$77	$(3,717)
Less: net loss from discontinued operations attributable to noncontrolling interests	—	(1,874)
Income (loss) from discontinued operations applicable to common shareholders	77	(1,843)
Effect of dilutive securities:
None	—	—
Numerator for diluted income (loss) per share from discontinued operations	$77	$(1,843)

Weighted-average number of common shares used in basic earnings per share	17,468	17,468
Effect of dilutive securities:
None	—	—
Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	17,468	17,468

Based on the number of shares of Series A Preferred Stock outstanding as of March 31, 2013 and the Liquidation Value thereof on such date, the Series A Preferred Stock could potentially be converted at the option of the holders thereof into 33,096,411 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted loss per share computations because their inclusion would have been antidilutive (in thousands).

	Three Months Ended
	March 31,
	2013	2012

Convertible preferred stock	33,096	30,695

Note 8 Commitments and Contingencies

Asbestos materials are present at certain of the Company’s facilities, and applicable regulations would require the Company to handle and dispose of these items in a special manner if these facilities were to undergo certain major renovations or if they were demolished. FASB ASC 410, “Asset Retirement and Environmental Obligations,” provides guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity. In accordance with FASB ASC 410, the Company has not recognized a liability associated with these obligations, because the fair value of such liabilities cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of these facilities. The Company expects to maintain these facilities by repair and maintenance activities that do not involve the removal of any of these items and has not identified any need for major renovations caused by technology changes, operational changes or other factors. In accordance with FASB ASC 410, the Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value. As of March 31, 2013, the Company did not have any liabilities recorded for these obligations.

As of March 31, 2013, the Company had raw material and service contract commitments totaling $36.4 million and capital expenditure commitments of $0.5 million not reflected as liabilities on the accompanying consolidated balance sheet. These commitments were not reflected as liabilities on the accompanying consolidated balance sheet because the Company had not received or taken title to the related assets.

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

Note 9 Segment and Other Information

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and four reportable segments that are presented herein. The bottom-weight woven fabrics segment includes heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The narrow fabrics segment consists of narrow webbing products for safety restraint products such as seat belts and military and technical uses. The all other segment consists of expenses related to the idled CDN facility, transportation services and other miscellaneous items. The ITG-PP business prior to its deconsolidation (see Note 2) is presented as discontinued operations in the Company’s consolidated statements of operations for the three months ended March 31, 2013 and 2012.

Net sales, income (loss) from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense)-net. Intersegment net sales for the three months ended March 31, 2013 and 2012 were primarily attributable to commission finishing sales of $0.1 million and $4.9 million, respectively.

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2013	2012

Net Sales:
Bottom-weight Woven Fabrics	$138,701	$140,970
Commission Finishing	3,667	11,839
Narrow Fabrics	6,279	7,530
All Other	230	188
	148,877	160,527
Intersegment sales	(96)	(4,870)
	$148,781	$155,657

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$9,710	$1,459
Commission Finishing	(1,105)	407
Narrow Fabrics	(627)	(361)
All Other	(861)	(886)
Total reportable segments	7,117	619
Corporate expenses	(2,045)	(2,734)
Other operating income - net	34	3
Restructuring (charges) recoveries	5	(133)
Interest expense	(8,493)	(13,104)
Other income (expense) - net	(3,501)	(2,145)
	(6,883)	(17,494)
Income tax (expense) benefit	279	(890)
Equity in losses of unconsolidated affiliates	(90)	(378)
Loss from continuing operations	(6,694)	(18,762)
Income (loss) from discontinued operations, net of taxes	77	(3,717)
Net loss	(6,617)	(22,479)
Less: net loss attributable to noncontrolling interests	—	(1,874)
Net loss attributable to International Textile Group, Inc.	$(6,617)	$(20,605)

	March 31,	December 31,
	2013	2012

Total Assets:
Bottom-weight Woven Fabrics	$297,648	$280,858
Commission Finishing	12,021	12,491
Narrow Fabrics	17,851	16,853
All Other	26,361	27,044
Corporate	9,508	8,629
	$363,389	$345,875

Note 10 Restructuring Activities

Restructuring (charges) recoveries included in loss from continuing operations included the following (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Severance, COBRA and other termination benefits	$5	$(133)

Restructuring Activities in the Commission Finishing Segment

Beginning in the second quarter of 2012, workforce reductions of mostly hourly employees have been made at the Company’s Commission finishing facility primarily as a result of the Company’s ongoing cost saving initiatives as well as the outlook for lower product demand in certain of the segment’s government contract businesses. In the three months ended March 31, 2013, related workforce reductions of 24 employees resulted in severance and other termination benefits of $0.1 million.

Restructuring Activities in the Bottom-weight Woven Fabrics Segment

In the three months ended March 31, 2012, hourly and salaried workforce reductions of 47 employees were undertaken at the White Oak denim facility resulting in severance and other termination benefits of $0.1 million. These workforce reductions were primarily attributable to the Company’s ongoing cost saving initiatives as well as lower product demand which occurred at that time. Restructuring recoveries in the three months ended March 31, 2013 were due to the expiration of COBRA benefits of $0.1 million primarily related to employees at the White Oak denim facility.

Following is a summary of activity related to restructuring accruals (in thousands). The Company expects to pay the majority of the remaining liabilities outstanding at March 31, 2013 within the next twelve months.

Severance and COBRA Benefits
Balance at December 31, 2012	$154
2013 charges (recoveries), net	(5)
Payments	(17)
Balance at March 31, 2013	$132

Note 11 Fair Value Measurements

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

The fair values of certain of the Company’s assets and liabilities measured on a recurring basis under FASB ASC 820 at March 31, 2013 and December 31, 2012 were not significant.

The accompanying consolidated financial statements include certain financial instruments, and the fair value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, notes receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of March 31, 2013 related to expected yield (under Level 2 of the fair value hierarchy), the Company estimated that the fair value of its Notes was approximately the principal plus accrued interest at March 31, 2013. The estimate of fair value of its borrowings under its various bank loans and other financial instruments (under Level 2 of the fair value hierarchy) generally approximates the carrying values at March 31, 2013 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates.

Note 12 Other Operating Income - Net

Other operating income-net in the three months ended March 31, 2013 and 2012 includes net gains related to the disposal of other miscellaneous property and equipment of less than $0.1million in each period.

Note 13 Other Income (Expense) - Net

	Three Months Ended
	March 31,
	2013	2012

Litigation expense, net of insurance reimbursements	$(2,433)	$(1,033)
Foreign currency exchange gains (losses), net	(990)	(940)
Other	(95)	(200)
Total	$(3,518)	$(2,173)

In the three months ended March 31, 2013 and 2012, the Company incurred $2.4 million and $1.9 million, respectively, in legal fees not related to current operations. In the three months ended March 31, 2013 and 2012, the Company recorded $0.0 million and $0.9 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company.

Note 14 Income Taxes

The Company’s income tax (expense) benefit was $0.3 million in the three months ended March 31, 2013 and $(0.9) million in the three months ended March 31, 2012. The Company has tax holidays in certain foreign jurisdictions that provide for a reduced tax rate for a defined number of taxable years in these jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.

Income tax benefit for the three months ended March 31, 2013 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $1.1 million in the valuation allowance related to an increase in net operating losses and net deferred income tax assets and $1.2 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.3 million and certain foreign and domestic business expenses that are not tax deductible. Income tax expense for the three months ended March 31, 2012 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $8.5 million in the valuation allowance related to an increase in net operating losses and net deferred income tax assets, partially offset by $1.1 million related to foreign income tax rate differentials and adjustments, state income taxes of $0.4 million and certain foreign and domestic business expenses that are not tax deductible.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations of International Textile Group, Inc. should be read in connection with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as with the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Annual Report”), which includes audited financial results of the Company as of and for the year ended December 31, 2012.

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

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and four reportable segments that are presented herein. The bottom-weight woven fabrics segment includes heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The narrow fabrics segment consists of narrow webbing products for safety restraint products such as seat belts and military and technical uses. The all other segment consists of expenses related to the idled Cone Denim de Nicaragua facility, transportation services and other miscellaneous items. The Company’s ITG-PP business in Vietnam prior to its deconsolidation is presented as discontinued operations in all periods presented in this report.

Business and Industry Trends

The global economic environment continues to be uncertain and volatile. Concerns related to continued high unemployment, government and municipal budgetary issues, including potential further spending reductions in the U.S. Defense Department, and the prospects for sustained economic recovery continue to impact consumer, military and municipal spending and our businesses, which could have adverse effects in the significant markets in which we operate. The Company has taken, and expects to continue to take, steps to counter this continued economic uncertainty. These actions include, among other things, negotiating higher sales prices for certain products, negotiating new working capital and other financing arrangements, focusing on new product development projects and implementing cost saving initiatives.

While prices for cotton, a principal raw material for the Company’s products, have declined from recent historical highs, prices continue to fluctuate and remain high as compared to historical levels. The price of the primary synthetic fibers used in the Company’s products, nylon and polyester, is influenced heavily by petroleum prices. Petroleum prices have fluctuated over the last two years and such prices remain high compared to historical levels, which has negatively impacted our margins. Any future raw material price pressures, which the Company cannot predict, could negatively impact the Company’s raw material costs and results of operations in the future.

In response to higher raw material costs in the open market or under our committed purchase contracts, we have been able to increase sales prices to some extent in order to maintain sufficient margins, and we expect to continue to attempt to increase sales prices as necessary in the future. While we have been able to pass on some of the increased raw material costs through to our customers, the Company’s margins were negatively impacted by higher raw material and energy costs that remained in the Company’s inventories primarily during the first half of 2012 in most of the Company’s businesses, and the Company has had difficulty maintaining higher sales prices as certain raw material market prices have decreased. If the Company incurs increased raw material or other costs that it is unable to recoup through price increases, or experiences interruptions in its raw materials supply, our business, results of operations, financial condition and cash flows may be adversely affected.

Results of Operations

Net sales and loss from continuing operations before income taxes for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense) - net.  Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the three months ended March 31, 2013 and 2012 were primarily attributable to commission finishing sales of $0.1 million and $4.9 million, respectively.

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2013	2012

Net Sales:
Bottom-weight Woven Fabrics	$138,701	$140,970
Commission Finishing	3,667	11,839
Narrow Fabrics	6,279	7,530
All Other	230	188
	148,877	160,527
Intersegment sales	(96)	(4,870)
	$148,781	$155,657

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$9,710	$1,459
Commission Finishing	(1,105)	407
Narrow Fabrics	(627)	(361)
All Other	(861)	(886)
Total reportable segments	7,117	619
Corporate expenses	(2,045)	(2,734)
Other operating income - net	34	3
Restructuring (charges) recoveries	5	(133)
Interest expense	(8,493)	(13,104)
Other income (expense) - net	(3,501)	(2,145)
	(6,883)	(17,494)
Income tax (expense) benefit	279	(890)
Equity in losses of unconsolidated affiliates	(90)	(378)
Loss from continuing operations	(6,694)	(18,762)
Income (loss) from discontinued operations, net of taxes	77	(3,717)
Net loss	(6,617)	(22,479)
Less: net loss attributable to noncontrolling interests	—	(1,874)
Net loss attributable to International Textile Group, Inc.	$(6,617)	$(20,605)

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

Consolidated: Consolidated net sales in the three months ended March 31, 2013 and 2012 were $148.8 million and $155.7 million, respectively, a decrease of $6.9 million, or 4.4%. This decrease was primarily due to lower selling prices primarily in the denim business as market selling prices have declined due to lower cotton prices, and volume declines due to budget constraints impacting certain non-uniform government-related businesses including foreign military uniform products, municipal technical fabrics, and narrow fabrics. These decreases were partially offset by sales volume increases primarily in the denim and airbag businesses due to improved economic conditions and in the Company’s denim fabrics operations in China due to new programs, as well as an improved product mix in the Company’s synthetic fabrics and worsted wool businesses.

Gross profit in the three months ended March 31, 2013 was $16.3 million, or 10.9% of net sales, compared to $9.5 million in the three months ended March 31, 2012, or 6.1% of net sales. Gross profit margins were positively impacted primarily by lower cotton costs in the denim business, an improved product mix primarily in the U.S. government uniform and synthetic fabrics businesses, and higher sales volumes primarily in the denim and U.S. government uniform businesses, partially offset by higher manufacturing costs in the Company’s bottom-weight woven fabrics segment as well as manufacturing inefficiencies as a result of lower capacity utilization in the Company’s commission finishing segment. Operating income in the three months ended March 31, 2013 was $5.1 million compared to an operating loss of $(2.2) million in the three months ended March 31, 2012 with such increase primarily due to the higher gross profit margins described above as well as lower selling and administrative expenses of $0.4 million and lower restructuring charges of $0.1 million, each as described below.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment were $138.7 million in the three months ended March 31, 2013 compared to $141.0 million in the three months ended March 31, 2012. The decrease in sales of $2.3 million resulted from lower selling prices of $15.7 million, primarily in the denim business as market selling prices declined due to lower cotton prices, and to a lesser extent in the technical fabrics business resulting from a less favorable product mix. Sales volumes decreased by $5.3 million primarily due to certain foreign government and municipal budget constraints, and to a lesser extent, the timing of retail inventory adjustments in the synthetic fabrics and worsted wool apparel fabrics businesses. Such declines in this segment were partially offset by $17.3 million of higher sales volumes primarily due to improved economic conditions affecting the denim and airbag businesses, new programs at the Cone Denim (Jiaxing) Limited facility in China, and the replenishment of inventories in the U.S. government uniform business, as well as $1.4 million resulting from an improved product mix primarily in the synthetic fabrics and worsted wool businesses.

Income in the bottom-weight woven fabrics segment was $9.7 million in the three months ended March 31, 2013 compared to $1.5 million in the three months ended March 31, 2012. The increase in income was primarily due to lower cotton costs and an improved product mix of $14.2 million primarily in the denim, U.S. government uniform and synthetic fabrics businesses, and higher sales volumes of $2.0 million primarily in the denim and U.S. government uniform businesses.  These improvements were partially offset by $7.5 million of higher costs related to labor, energy, supplies, repairs and maintenance, selling and administration, and certain raw materials as certain volume and production levels increased, as well as unfavorable impacts from changes in foreign currency exchange rates of $0.5 million.

Commission Finishing: Net sales in the commission finishing segment were $3.7 million in the three months ended March 31, 2013 compared to $11.8 million in the three months ended March 31, 2012. The decrease from the prior year period was primarily due to sales volume decreases of $8.1 million resulting from decreased sales to certain U.S. and foreign militaries as a result of government budget constraints and certain foreign political factors. Loss in the commission finishing segment was $1.1 million in the three months ended March 31, 2013 compared to income of $0.4 million in the three months ended March 31, 2012. Lower labor and energy costs of $1.1 million, due to production curtailments, were offset by manufacturing inefficiencies as a result of lower capacity of $2.6 million.

Narrow Fabrics: Net sales in the narrow fabrics segment were $6.3 million and $7.5 million in the three months ended March 31, 2013 and 2012, respectively. The decrease from the prior year was primarily due to lower sales volumes of $1.7 million related to certain government budget pressures, partially offset by higher sales volume of $0.4 million due to the establishment of new customers in the segment’s seatbelt business. Loss in the narrow fabrics segment was $0.6 million in the three months ended March 31, 2013, compared to $0.4 million in the three months ended March 31, 2012. The decrease in operating results was primarily due to manufacturing inefficiencies related to lower sales volumes of $0.1 million and lower selling prices and an unfavorable product mix of $0.1 million.

All Other: Net sales in the all other segment were $0.2 million in the three months ended March 31, 2013 and 2012 which primarily represents net sales in the Company’s transportation business. Loss in the all other segment was $0.9 million in the three months ended March 31, 2013 and 2012. Operating losses in this segment were primarily due to depreciation and other carrying costs related to the idled Cone Denim de Nicaragua facility.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $11.2 million in the three months ended March 31, 2013 and $11.6 million in the three months ended March 31, 2012. As a percentage of net sales, this expense was 7.5% in the three months ended March 31, 2013 and 7.4% in the three months ended March 31, 2012. Selling and administrative expenses decreased in the three months ended March 31, 2013 primarily due to lower employee medical claims and salaries, partially offset by higher professional fees.

OTHER OPERATING INCOME—NET: Other operating income-net in the three months ended March 31, 2013 and 2012 includes net gains related to the disposal of miscellaneous property and equipment of less than $0.1 million in each period.

RESTRUCTURING CHARGES (RECOVERIES): Restructuring charges (recoveries) for the three months ended March 31, 2013 are primarily related to workforce reductions at the Company’s Carlisle commission finishing facility in the amount of $0.1 million, offset by the expiration of COBRA benefits related to certain prior year restructuring plans of $0.1 million, and the restructuring charges for the three months ended March 31, 2012 are primarily related to workforce reductions at the Company’s White Oak denim facility in the amount of $0.1 million.

INTEREST EXPENSE:  Interest expense of $8.5 million in the three months ended March 31, 2013 was $4.6 million lower than interest expense of $13.1 million in the three months ended March 31, 2012 primarily due to the exchange on July 24, 2012 of approximately $112.5 million of the Company’s unsecured subordinated notes – related party for shares of Series C Preferred Stock of the Company (see Note 6 included herein), partially offset by higher outstanding balances on the Company’s senior subordinated notes (the “Notes”). Non-cash payable in-kind interest expense was $4.9 million in the three months ended March 31, 2013 and $8.9 million in the three months ended March 31, 2012, including $4.4 million and $8.3 million, respectively, of non-cash related party interest expense. Also partially offsetting the reduced interest expense were higher interest costs in the three months ended March 31, 2013 due to increased penalty interest amounts on a portion of the Notes and on the Cone Denim de Nicaragua term loan principal in arrears (see Note 5 of the Notes to Consolidated Financial Statements).

OTHER INCOME (EXPENSE)—NET: In the three months ended March 31, 2013 and 2012, the Company paid or accrued $2.4 million and $1.9 million, respectively, in legal fees not related to current operations. In the three months ended March 31, 2013 and 2012, the Company recorded $0.0 million and $0.9 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company. Other expense - net in the three months ended March 31, 2013 and 2012 also included foreign currency exchange losses of $1.0 million and $0.9 million, respectively, related to the Company’s operations in Mexico and China.

INCOME TAX (EXPENSE) BENEFIT: Income tax (expense) benefit was $0.3 million in the three months ended March 31, 2013 in comparison with $(0.9) million in the three months ended March 31, 2012. Income taxes were lower in the three months ended March 31, 2013 primarily due to deferred income tax benefits from the Company’s subsidiaries in Mexico resulting from management's determination to release certain income tax valuation allowances under GAAP and certain statutory income tax rate reductions. The Company has tax holidays in certain jurisdictions that provide for a reduced tax rate for a defined number of taxable years in these jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets will be dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax benefit for the three months ended March 31, 2013 is different from the amount obtained by applying statutory rates to income before income taxes primarily due to an increase of $1.1 million in the valuation allowance related to an increase in net operating loss carryforwards and $1.2 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.3 million and certain foreign and domestic business expenses that are not tax deductible. Income tax expense for the three months ended March 31, 2012 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $8.5 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets, partially offset by $1.1 million related to foreign income tax rate differentials and adjustments, state income taxes of $0.4 million and certain foreign and domestic business expenses that are not tax deductible.

DISCONTINUED OPERATIONS: Net sales in the Company’s discontinued ITG-PP business, which was deconsolidated on May 25, 2012, were $0.0 million and $6.2 million in the three months ended March 31, 2013 and 2012, respectively. Income from such discontinued operations of $0.1 million in the three months ended March 31, 2013 was primarily due to a one-time refund of certain business fees, partially offset by idle facility and other costs incurred related to the planned disposition of the assets of ITG-PP. Loss from such discontinued operations of $3.7 million in the three months ended March 31, 2012 primarily represents direct costs related to the decision to idle the ITG-PP facility in January 2012.

NONCONTROLLING INTERESTS: Net losses attributable to noncontrolling interests were $0.0 million in the three months ended March 31, 2013 and $1.9 million in the three months ended March 31, 2012. Such amounts were primarily impacted by the idling of ITG-PP described elsewhere herein.

Liquidity and Capital Resources

The Company has a significant amount of debt outstanding and will require substantial cash flows to service this debt in future periods. A substantial portion of the Company’s debt is payable by various of the Company’s subsidiaries organized in foreign jurisdictions and is non-recourse to the ITG parent company. In addition, a substantial portion of the Company’s debt, $149.4 million at March 31, 2013, is payable to related parties (namely, certain entities affiliated with Wilbur L. Ross., Jr., the Company’s chairman of the board).

On March 29, 2013, the Company entered into Amendment No. 10 to the 2011 Credit Agreement. This amendment, among other things, provides for a revolving credit facility of $90.0 million, including an increase in availability under the revolving loan facility (the “U.S. Revolver”) of approximately $8.2 million, an increase of $4.0 million in the term loan facility thereunder (the “U.S. Term Loan”), and extends the final maturity date of all revolving and term loans thereunder from March 30, 2015 to March 30, 2016. The 2011 Credit Agreement requires the repayment on the U.S. Term Loan of $0.3 million in principal per month until maturity, at which date the entire remaining principal balance of the term loan facility is due. Borrowings under the 2011 Credit Agreement bear interest at LIBOR, plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option.

On March 27, 2013, Burlington Morelos received funding of $6.3 million under a new three year term loan agreement with Banamex. The interest rate on borrowings under the term loan is variable at LIBOR plus 4% with scheduled repayments of $0.1 million in principal per month until February 2016, with the remaining principal balance due in March 2016.

On March 29, 2013, the Company used proceeds of $4.0 million from the U.S. Term Loan, $5.0 million from borrowings under the Banamex term loan, and the balance from additional U.S. Revolver borrowings to repay in full all amounts outstanding ($17.2 million including PIK interest) under the Tranche A Notes (see Note 5 to the Notes to Consolidated Financial Statements), and to pay fees and expenses in connection with such financing activities.

In January 2013, Cone Denim (Jiaxing) Limited refinanced amounts outstanding under its bank credit facility as part of an amended three year term loan facility.

On July 24, 2012, $112.5 million of related party debt that was outstanding on such date was exchanged for shares of Series C Preferred Stock. As a result, the Company’s annual interest expense burden has been reduced by approximately $21.0 million and the Company’s U.S operations were in a positive stockholders’ equity position as of March 31, 2013 as compared to a stockholders' deficit position immediately prior to the exchange of such debt.

The following table presents a summary of the Company’s debt obligations payable to third parties as of March 31, 2013 (in thousands). Amounts in the column labeled “U.S.” represent debt guaranteed by, or otherwise with recourse to, the ITG parent company. Amounts in the column labeled “International” represent debt of various of the Company’s international subsidiaries, but not guaranteed by, or with recourse to, the ITG parent company.

	U.S.	International	Total

Current portion of long-term debt	$3,012	$25,011	$28,023
Callable long-term debt classified as current	—	38,006	38,006
Short-term borrowings	4,549	35,071	39,620
	7,561	98,088	105,649
Bank debt and other long-term obligations, net of current maturities	69,391	25,961	95,352
Total third party debt	$76,952	$124,049	$201,001

The ITG parent company (U.S.) has also guaranteed an additional $7.4 million through stand-by letters of credit not included in the table above.

None of the Company’s Tranche B Notes payable to related parties ($149.4 million at March 31, 2013) is current or short-term. Notwithstanding the non-recourse nature of a significant portion of the debt in the table above, the failure by any of the Company’s international subsidiaries to timely meet their respective obligations when due could materially adversely impact the Company’s ability to execute on its strategy, or could otherwise result in the Company incurring significant non-cash impairment or other charges.

In the event that the Company or other subsidiary borrower is not able to timely meet its obligations under any financing agreement, a lender or other secured party may have rights to proceed against any collateral securing such obligations. The Company has estimated that the fair value of the collateral securing its obligations is sufficient to satisfy such debt obligations. The Company may also seek to amend those agreements, or enter into replacement financing arrangements to satisfy its obligations. There can be no assurances as to the availability of any necessary long-term financing and, if available, that any potential source of long-term financing would be available on terms and conditions acceptable to the Company. The inability to complete any necessary financings at times, and on terms, acceptable to the Company, or the exercise of any available remedies by lenders, which could result in the acceleration of such indebtedness or, in some instances, the right to proceed against the underlying collateral, would negatively affect the Company’s ability to execute on its strategy and have a material adverse effect on the Company’s financial condition and future results of operations.

As disclosed above, the Company obtained new financing and refinanced certain debt obligations during the three months ended March 31, 2013, and the Company’s principal uses of cash were to fund operations related to working capital needs, capital expenditures, pension plan contributions, and payment of principal, interest and fees on various indebtedness. The Company expects that its cash uses in the remainder of 2013 will be for similar matters. Our significant leverage may adversely affect our business and financial performance and restrict our operating flexibility. The level of our indebtedness and our ongoing cash flow requirements expose the Company to a risk that continued or additional adverse economic developments or adverse developments in our business could make it difficult to meet the financial and operating covenants contained in our credit facilities. Our success in generating future cash flows will depend, in part, on our ability to manage working capital efficiently, reduce operating costs at our plants, increase selling prices to offset higher raw material or other costs and increase volumes and revenue in all segments of our business.

Cash Flows and Working Capital

The Company’s operating cash flows are subject to a number of factors, including but not limited to, earnings, raw material and other costs, and foreign currency exchange rates and transactions. Because raw material costs generally represent greater than 50% of our cost of goods sold, in periods of increased commodity (e.g., cotton and wool) costs, the Company generally consumes an increased amount of cash in operations.  Although the Company seeks to pass these increased costs on to customers in the form of price increases for its products, no assurances can be provided as to the timing of any increased cash flows therefrom due to, among other things, cash flow delays arising from potential increases in accounts receivable from those customers, or as to the Company's ability to do so at all, which would negatively impact its margins.

During the three months ended March 31, 2013, the Company’s principal sources of funds consisted of revolving loan availability under bank loans and the sale of certain assets and accounts receivable under factoring agreements. The primary cash requirements of our business have been, and are expected to continue to be for significant debt service, working capital needs, costs for employee labor and benefits, and for capital expenditures. Increased sales and positive earnings are critical for the Company to ensure adequate funds to meet its debt service requirements and maintain compliance with the Company’s debt covenants in the future; however, the Company can provide no assurances that it will be able to increase its sales and earnings as necessary, including for reasons outside of the Company's control, including consumers or retailers deferring purchases due to uncertainty with current and future global economic conditions, which could result in a material adverse effect on our financial condition and results of operations.

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

OPERATING ACTIVITIES: Net cash used in operating activities was $5.1 million in the three months ended March 31, 2013 compared to $5.4 million in the three months ended March 31, 2012. Operating results, after adjusting for non-cash items, improved in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, with such improvements partially offset by higher net value-added tax payments primarily in Mexico due to delays in the timing of the reimbursement of such taxes in the three months ended March 31, 2013. The improved operating cash flows also reflect lower days sales outstanding in accounts receivable in the three months ended March 31, 2013.

INVESTING ACTIVITIES: Net cash used in investing activities was $0.1 million in the three months ended March 31, 2013 compared to $0.3 million in the three months ended March 31, 2012. Capital expenditures were $0.7 million in the three months ended March 31, 2013 and $0.2 million in the three months ended March 31, 2012, and capital expenditures are projected to be approximately $3.5 million to $4.0 million in all of 2013. In the three months ended March 31, 2013 and 2012, the Company received net cash proceeds of $0.1 and million $0.0 million, respectively, from the sale of property, plant and equipment. Investing activities in the three months ended March 31, 2013 and 2012 also included $0.0 million and $0.1 million of investments in and advances to the Company’s unconsolidated affiliates, respectively, and $0.5 million and $0.0 million of distributions from the Company’s unconsolidated affiliates, respectively.

FINANCING ACTIVITIES: Net cash provided by financing activities of $6.7 million in the three months ended March 31, 2013 reflects the net effects of the Company’s March 2013 debt refinancing activities as well as net proceeds of $7.1 million from bank revolving loans, net proceeds from short-term bank borrowings of $2.6 million related mainly to the Company’s denim operations in China and Mexico, and scheduled repayments of term loans and capital lease obligations of $4.9 million. Refinancing activities in the three months ended March 31, 2013 included proceeds from the issuance of new term loans of $10.3 million, proceeds from increased bank revolving lines of credit of $9.3 million, the payment of financing fees of $0.7 million, and the repayment of the principal amount of certain Notes of $16.7 million using proceeds primarily from the refinanced bank debt and related activities. In addition, checks issued in excess of deposits decreased by $0.2 million in the three months ended March 31, 2013. Net cash provided by financing activities of $4.0 million in the three months ended March 31, 2012 reflects net proceeds of $13.8 million from bank revolving loans partially offset by net repayments of short-term bank borrowings of $6.4 million, scheduled repayments of term loans and capital lease obligations of $3.2 million, and payment of financing fees of $0.2 million.

See Notes 5 and 6 of the Notes to Consolidated Financial Statements included herein for a discussion of the Company’s long-term debt, short-term borrowings and preferred stock.

Commitments

As of March 31, 2013, the Company had raw material and service contract commitments totaling $36.4 million and capital expenditure commitments of $0.5 million. ITG plans to fund these obligations from cash generated from operations and, depending upon limitations in its various loan agreements and to the extent available to the Company, from a combination of borrowings under its 2011 Credit Agreement and other external sources of financing as management deems appropriate. ITG believes that future external financings may include, but may not be limited to, additional borrowings under existing, or any new, credit agreements, the issuance of equity or debt securities or additional funding from certain entities affiliated with the chairman of the Company’s board of directors, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

At December 31, 2012, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $16.3 million. The Company contributed $2.2 million to this plan during 2012, and $0.6 million in the three months ended March 31, 2013. The Company estimates that it will make total contributions to this plan in the range of $3.0 million to $3.5 million in the 2013 fiscal year. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employee reductions, if any) and other actuarial assumptions.

Off-Balance Sheet Arrangements

As of March 31, 2013, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of March 31, 2013 or December 31, 2012, except as noted below.

In 2011, the Company entered into the Guaranty in favor of Fund IV. Pursuant to the Guaranty, the Company has guaranteed the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of March 31, 2013, the total obligations under such letters of credit guaranteed by the Company were $6.5 million and, in the three months ended March 31, 2013 and 2012, the Company incurred guarantee fees of $0.2 million in each period. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

Critical Accounting Policies, Assumptions and Estimates

This management’s discussion and analysis of the Company’s financial position and results of operations is based on the Company’s unaudited consolidated financial statements and related notes. A summary of significant accounting policies applicable to the Company’s operations is disclosed in Note 1 to the Consolidated Financial Statements included in the Annual Report, and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. As of March 31, 2013, there were no changes in the nature of the Company’s then-existing critical accounting policies or the application of those policies from those disclosed in the Annual Report.

The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, ITG evaluates its estimates, including those related to the valuation of trade receivables, inventories, goodwill, impairment of long-lived assets, income taxes, and insurance costs, among others. These estimates and assumptions are based on management’s best estimates, assumptions and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including current economic and market conditions. Management monitors economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currency and equity share values as well as changes in general or industry specific economic conditions affecting the Company can increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ from these estimates under different assumptions or conditions. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

During the Company’s quarter ended March 31, 2013, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6.                      EXHIBITS

10.1
Amendment No. 9 to Credit Agreement, dated as of March 12, 2013, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.2
Limited Waiver and Amendment No. 10 to Credit Agreement, dated as of March 29, 2013, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

10.3
English translation of amended and restated Factoring Discount Line Opening Agreement, dated as of March 7, 2013, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional De Mexico, S.A., as lender thereto (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.4
English translation of Simple Credit Agreement Secured by a Second Package Mortgage, dated as of March 27, 2013, by and among Burlington Morelos, S.A. de C.V. and subsidiary companies, and Banco Nacional De Mexico, S.A. as lender thereto.

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

May 13, 2013
	By:	/s/ Gail A. Kuczkowski
Gail A. Kuczkowski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)