Form 10-Q
period 2013-06-30
INTERNATIONAL TEXTILE GROUP INC
filed 2013-08-09
CIK 918964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of August 2, 2013, was 17,468,327.

			PAGE

PART I	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	4

		Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012	5

		Unaudited Consolidated Statements of Comprehensive Operations for the three and six months ended June 30, 2013 and 2012	6

		Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012	7

		Notes to Consolidated Financial Statements (Unaudited)	8 - 25

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26 - 35

	ITEM 4.	CONTROLS AND PROCEDURES	36

PART II	OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS	37

	ITEM 6.	EXHIBITS	37

SIGNATURE			38

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

Forward-looking statements are inherently predictive and speculative and are not a guarantee of performance. No assurance can be given that any such statements, or the results predicted thereby, will prove to be correct. All forward-looking statements are based on management’s current beliefs and assumptions, such as assumptions with respect to general economic and industry conditions, cost and availability of raw materials, the timing of full production at the Company’s operations in China, the ability to maintain compliance with the requirements under various credit facilities, national and international legislation and regulation, and potential financing sources and opportunities, among others, all of which in turn are based on currently available information and estimates. Any of these assumptions could prove inaccurate, which could cause actual results to differ materially from those contained in any forward-looking statement.

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
•

adverse changes or increases in U.S. government policies that are unfavorable to domestic manufacturers, including among other things, significant budget constraints and potential further cost reductions in various governmental agencies, including the U.S. Defense Department, that could result from the ongoing sequestration process that could affect certain of our businesses and result in impairments of our goodwill and/or indefinite lived intangible assets;

•	significant increases in the underlying interest rates on which our floating rate debt is based;
•	our ability to comply with the covenants in our financing agreements, or to obtain waivers of these covenants when and if necessary;
•	our inability to repay or refinance our debt currently due or as it becomes due;
•	further actions by our lenders to accelerate any of our indebtedness or proceed against the collateral securing such indebtedness;
•	lower than anticipated demand for our products;
•	our ability to generate sufficient cash flows, improve our liquidity and obtain funds for working capital related to our operations;
•	our dependence on the success of, and our relationships with, our largest customers;
•	competitive pricing pressures on our sales, and our ability to achieve cost reductions required to sustain global cost competitiveness;
•	significant increases in the prices of energy and raw materials, and our ability to plan for and respond to the impact of those changes;
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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	June 30, 2013	December 31, 2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,155	$3,240
Accounts receivable, less allowances of $959 and $682, respectively	80,263	66,680
Sundry notes and receivables	10,958	10,929
Inventories	117,842	109,604
Deferred income taxes	2,500	2,040
Prepaid expenses	3,848	2,908
Assets held for sale	—	29
Other current assets	1,579	767
Total current assets	220,145	196,197
Investments in and advances to unconsolidated affiliates	3	18
Property, plant and equipment, net	133,025	140,952
Intangibles and deferred charges, net	2,316	2,112
Goodwill	2,740	2,740
Deferred income taxes	4,417	2,233
Other assets	3,684	1,623
Total assets	$366,330	$345,875
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of bank debt and other long-term obligations	$27,843	$17,260
Callable long-term debt classified as current	38,006	38,006
Short-term borrowings	41,500	36,969
Accounts payable	60,430	46,051
Sundry payables and accrued liabilities	33,329	32,610
Income taxes payable	5,624	7,571
Deferred income taxes	5,789	4,624
Total current liabilities	212,521	183,091
Bank debt and other long-term obligations, net of current portion	96,294	84,393
Senior subordinated notes	—	16,656
Senior subordinated notes - related party	153,934	145,051
Income taxes payable	1,804	1,806
Deferred income taxes	3,026	2,534
Other liabilities	23,880	25,191
Total liabilities	491,459	458,722
Commitments and contingencies
Stockholders' deficit:
International Textile Group, Inc. stockholders' deficit:
Series C preferred stock (par value $0.01 per share; 5,000,000 shares authorized; 121,236 and 116,502 shares issued and outstanding, and aggregate liquidation value of $120,747 and $116,013 at June 30, 2013 and December 31, 2012, respectively)	120,747	116,013
Series A convertible preferred stock (par value $0.01 per share; 13,000,000 shares authorized; 12,981,704 and 12,505,687 shares issued and outstanding; and aggregate liquidation value of $324,543 and $312,642 at June 30, 2013 and December 31, 2012, respectively)	324,543	312,642
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 shares issued and outstanding at June 30, 2013 and December 31, 2012)	175	175
Capital in excess of par value	17,075	33,710
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(579,873)	(567,312)
Accumulated other comprehensive loss, net of taxes	(7,385)	(7,706)
Total International Textile Group, Inc. stockholders’ deficit	(125,129)	(112,889)
Noncontrolling interests	—	42
Total stockholders' deficit	(125,129)	(112,847)
Total liabilities and stockholders' deficit	$366,330	$345,875

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net sales	$160,725	$163,101	$309,506	$318,758
Cost of goods sold	142,021	150,232	274,531	296,438
Gross profit	18,704	12,869	34,975	22,320
Selling and administrative expenses	11,103	11,991	22,244	23,530
Provision for (recovery of) bad debts	53	(56)	111	(29)
Other operating income - net	(3)	(216)	(37)	(219)
Impairment charge	2,049	-	2,049	-
Restructuring charges	127	700	122	833
Income (loss) from operations	5,375	450	10,486	(1,795)
Non-operating other income (expense):
Interest income	31	14	48	42
Interest expense - related party	(4,531)	(8,859)	(8,883)	(17,194)
Interest expense - third party	(4,227)	(4,681)	(8,368)	(9,450)
Other income (expense) - net	(1,682)	(24)	(5,200)	(2,197)
Total non-operating other income (expense) - net	(10,409)	(13,550)	(22,403)	(28,799)
Loss from continuing operations before income taxes and equity in income (losses) of unconsolidated affiliates	(5,034)	(13,100)	(11,917)	(30,594)
Income tax expense	(843)	(485)	(564)	(1,375)
Equity in income (losses) of unconsolidated affiliates	(18)	19	(108)	(359)
Loss from continuing operations	(5,895)	(13,566)	(12,589)	(32,328)
Discontinued operations, net of taxes:
Income (loss) from discontinued operations	(32)	(1,621)	45	(5,338)
Loss on deconsolidation of subsidiary	-	(22,204)	-	(22,204)
Income (loss) from discontinued operations	(32)	(23,825)	45	(27,542)
Net loss	(5,927)	(37,391)	(12,544)	(59,870)
Less: net loss attributable to noncontrolling interests	-	(792)	-	(2,666)
Net loss attributable to International Textile Group, Inc.	$(5,927)	$(36,599)	$(12,544)	$(57,204)

Net loss attributable to International Textile Group, Inc.	$(5,927)	$(36,599)	$(12,544)	$(57,204)
Accrued preferred stock dividends	(8,442)	(5,600)	(16,635)	(11,096)
Net loss attributable to common stock of International Textile Group, Inc.	$(14,369)	$(42,199)	$(29,179)	$(68,300)

Net loss per share attributable to common stock of International Textile Group, Inc., basic:
Loss from continuing operations	$(0.82)	$(1.10)	$(1.67)	$(2.49)
Loss from discontinued operations	-	(1.32)	-	(1.42)
	$(0.82)	$(2.42)	$(1.67)	$(3.91)
Net loss per share attributable to common stock of International Textile Group, Inc., diluted:
Loss from continuing operations	$(0.82)	$(1.10)	$(1.67)	$(2.49)
Loss from discontinued operations	-	(1.32)	-	(1.42)
	$(0.82)	$(2.42)	$(1.67)	$(3.91)

Weighted average number of shares outstanding - basic	17,468	17,468	17,468	17,468
Weighted average number of shares outstanding - diluted	17,468	17,468	17,468	17,468

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Comprehensive Operations
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net loss	$(5,927)	$(37,391)	$(12,544)	$(59,870)

Other comprehensive income, net of taxes:
Amortization of unrecognized net losses included in periodic benefit cost	161	173	321	347

Net comprehensive loss	(5,766)	(37,218)	(12,223)	(59,523)

Less: net comprehensive loss attributable to noncontrolling interests	-	(792)	-	(2,666)

Net comprehensive loss attributable to International Textile Group, Inc.	$(5,766)	$(36,426)	$(12,223)	$(56,857)

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
OPERATIONS
Net loss	$(12,544)	$(59,870)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Non-cash impairment charge	2,049	-
Loss on deconsolidation of subsidiary	-	22,204
Provision for (recovery of) bad debts	111	(28)
Depreciation and amortization of property, plant and equipment	7,583	9,507
Amortization of deferred financing costs	535	517
Deferred income taxes	(1,094)	396
Equity in losses of unconsolidated affiliates	108	359
Gain on sale of assets	(37)	(219)
Noncash interest expense	9,388	18,345
Foreign currency remeasurement losses	799	715
Contributions to pension benefit plan	(2,119)	(1,270)
Payment of interest on payment-in-kind notes	(505)	-
Change in operating assets and liabilities:
Accounts receivable	(13,630)	(10,678)
Inventories	(8,240)	24,127
Other current assets	(1,757)	(1,626)
Accounts payable and accrued liabilities	15,135	7,082
Income taxes payable	(1,982)	359
Other	574	759
Net cash provided by (used in) operating activities	(5,626)	10,679

INVESTING
Capital expenditures	(1,726)	(422)
Investments in and advances to unconsolidated affiliates	(16)	(98)
Distributions from unconsolidated affiliates	500	-
Effect on cash from deconsolidation of subsidiary	-	(201)
Proceeds from sale of property, plant and equipment	67	416
Payment of deposit on equipment to be purchased	(2,003)	-
Net cash used in investing activities	(3,178)	(305)

FINANCING
Proceeds from issuance of term loans	12,350	-
Repayment of term loans	(10,444)	(7,619)
Net borrowings under revolving loans	20,762	7,512
Net proceeds from (repayments of) short-term borrowings	3,935	(10,592)
Payment of financing fees	(783)	(171)
Repayment of capital lease obligations	(186)	(127)
Payment of principal on payment-in-kind notes	(16,655)	-
Acquisition of noncontrolling interest	(17)	-
Decrease in checks issued in excess of deposits	(246)	-
Net cash provided by (used in) financing activities	8,716	(10,997)

Effect of exchange rate changes on cash and cash equivalents	3	(841)
Net change in cash and cash equivalents	(85)	(1,464)
Cash and cash equivalents at beginning of period	3,240	3,987
Cash and cash equivalents at end of period	$3,155	$2,523

Supplemental disclosures of cash flow information:
Cash payments of income taxes, net	$3,195	$396
Cash payments for interest	$5,388	$6,078
Noncash investing and financing activities:
Accrued preferred stock dividends	$16,635	$11,096

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

The December 31, 2012 consolidated balance sheet data included herein was derived from the Company’s audited financial statements. The unaudited consolidated financial statements included herein have been prepared by ITG pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) as well as accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q, unless otherwise specified, have been presented to separately show the effects of discontinued operations. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results for the reported interim periods and as of the reported dates, which consist of only normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report, as is permitted by such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of any given quarter are not necessarily indicative of the results to be expected for any other quarter or the full fiscal year.

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts recorded in the consolidated financial statements and the related notes to consolidated financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of trade receivables, inventories, goodwill, other long-lived assets, indemnification obligations, and assumptions used in the calculation of, among others, income taxes, pension and postretirement benefits, legal costs and environmental costs. These estimates and assumptions are based upon historical factors, current circumstances and the experience and judgment of the Company’s management. Management monitors economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currencies and equity share values as well as changes in general or industry-specific economic conditions affecting the Company can increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ from these estimates under different assumptions or conditions. Changes in these estimates resulting from continuing changes in the economic environment or other factors are reflected in the financial statements in the periods in which such change occurs. Management believes that its estimates impacting the accompanying consolidated financial statements, including for these matters, are reasonable based on facts currently available.

Business and Credit Concentrations

The Company’s business is dependent on the success of, and its relationships with, its largest customers. The loss of any key customer or a material slowdown in the business of one of its key customers could have a material adverse effect on the Company’s overall results of operations, cash flows and financial position. No one customer accounted for 10% or more of the Company’s accounts receivable as of June 30, 2013, and one customer, V.F. Corporation, accounted for approximately 10% of the Company’s net sales in the 2012 fiscal year and in the three and six months ended June 30, 2013.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in relevant financing documents that limit cash dividends they can pay and loans they may make to the Company. Of the Company’s consolidated cash balance of $3.2 million at June 30, 2013, approximately $0.4 million held by certain subsidiaries was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to various governmental statutes and regulations that restrict and/or limit loans and dividend payments they may make to the Company. At June 30, 2013, the Company’s proportionate share of restricted net assets of its consolidated subsidiaries was approximately $8.5 million.

Recently Adopted Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles—Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment,” which amends the guidance in Accounting Standards Codification (“ASC”) 350 on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASC 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. ASU 2012-02 does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012- 02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. This ASU clarifies the timing of release of currency translation adjustments (“CTA”) from accumulated other comprehensive income (“AOCI”) upon deconsolidation or derecognition of a foreign entity, subsidiary or a group of assets within a foreign entity and in step acquisitions. Specifically, upon deconsolidation or derecognition of a foreign entity, CTA would be released; upon a sale of a subsidiary or a group of assets within a foreign entity, CTA would not be released, unless it also represents the complete or substantially complete liquidation of the foreign entity in which it resides; and, in a step acquisition, the AOCI related to the previously held investment would be included in the calculation of gain or loss upon a change in control. ASU 2013-05 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)”. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company is currently evaluating the potential impact of this ASU on the presentation of its consolidated balance sheets.

Note 2 Discontinued Operations

As previously disclosed, the Company deconsolidated its ITG-Phong Phu Joint Venture (“ITG-PP”), a cotton-based fabrics and garment manufacturing operation in Vietnam, as of May 25, 2012 as a result of the entry into an enforcement agreement (“the Enforcement Agreement”) pursuant to which Vietnam Technological Commercial Joint Stock Bank (“Techcombank”) took possession of certain assets in accordance with the terms of its credit agreement with ITG-PP. The ITG parent company has certain related party loans receivable from ITG-PP collateralized by the assets of ITG-PP on a junior basis, and ITG-PP has a capital lease obligation with its joint venture partner. The obligations of ITG-PP are non-recourse to the ITG parent company or any other subsidiary of the Company, but are secured by the assets of ITG-PP. As of May 25, 2012, the securitized assets had a net book value of approximately $37.3 million. Approximately $21.6 million of the ITG parent company’s related party loans receivable from ITG-PP is collateralized by the assets of ITG-PP on a junior basis according to the Enforcement Agreement. Under the Enforcement Agreement, proceeds from the sale of the securitized assets are to be applied in the following priority: (i) to pay certain legal and other costs, taxes and fees related to the sale, (ii) to repay all principal and interest under loans with Techcombank, and (iii) to repay principal and interest owed by ITG-PP to ITG under certain related party loans described above. Any excess proceeds from the sale of the security assets are required to be remitted to, or at the direction of, ITG-PP. As of the date hereof, no sale of the assets has occurred. Assuming an orderly disposition, the Company has estimated that the fair value of the securitized assets, net of selling costs, will be sufficient to satisfy the Techcombank obligations and a portion of the related party loans payable to the ITG parent company, although there can be no assurances of the timing or amounts thereof. The Company is continuing to work with Techcombank to provide for an orderly disposition of the securitized assets.

The results of operations of the ITG-PP business are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. The Company allocates interest to discontinued operations based on debt that is required to be repaid from proceeds of the disposal transactions. No interest has been allocated to the ITG-PP discontinued operations for the three and six months ended June 30, 2013 or 2012 due to the uncertainty of any amounts to be received by the ITG parent company. The ITG-PP business had net sales of $0.0 million in the three months ended June 30, 2013 and 2012, and loss from discontinued operations, net of income taxes, of less than $0.1 million and $1.6 million, respectively, in the same periods. The ITG-PP business had net sales of $0.0 million and $6.2 million in the six months ended June 30, 2013 and 2012, respectively, and income (loss) from discontinued operations, net of income taxes, of less than $0.1 million and $(5.3) million, respectively, in the same periods. The Company recorded a loss on deconsolidation of the ITG-PP business of $22.2 million in the three and six months ended June 30, 2012, which is also included in discontinued operations, of which $22.0 million is a non-cash loss.

Note 3 Inventories

Inventories are valued at the lower of cost or market value using the first-in, first-out (“FIFO”) method. The major classes of inventory are as follows (in thousands):

	June 30,	December 31,
	2013	2012

Raw materials	$16,827	$12,477
Work in process	36,994	36,513
Finished goods	51,881	48,287
Dyes, chemicals and supplies	12,140	12,327
	$117,842	$109,604

Note 4 Impairment Testing of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets pursuant to the provisions of FASB ASC 360, “Property, Plant, and Equipment”. In addition, the decision by the Company to idle its Cone Denim de Nicaragua (“CDN”) facility in April 2009 requires the Company to test the recoverability of the value of CDN’s long-lived assets in the Company’s all other segment each quarter. Such recoverability reviews and tests, primarily based on fair value measured by prices for similar assets, did not result in any impairment charges in the three or six months ended June 30, 2012.

During the three and six months ended June 30, 2013, the Company recorded a non-cash impairment charge of $2.0 million in the narrow fabrics segment as a result of reduced sales volumes and continued negative operating results, primarily due to certain government budget pressures and a slower than expected increase in other product sales. The non-cash impairment charge was equal to the amount by which the carrying value of the asset group exceeded the estimated fair value of such assets as measured by the market approach using the assistance of independent third-party appraisers. The market approach has been determined to be the most representative because of the uncertainty of projected future cash flows in this segment. Such non-cash impairment charge primarily reduced the carrying amount of the segment’s land, buildings, machinery and equipment.

The Company cannot predict the occurrence of any future events that might adversely affect the carrying value of long-lived assets. A decline in general economic or industry-specific business conditions could result in future impairment charges with respect to the Company’s long-lived assets, including any of its property, plant and equipment.

Note 5 Long-Term Debt and Short-Term Borrowings

Total outstanding long-term debt of the Company consisted of the following (in thousands).

	June 30,	December 31,
	2013	2012
Revolving loans:
ITG, Inc.	$61,421	$42,695
Parras Cone de Mexico, S.A. de C.V. (1)	14,423	12,386
Term loans:
ITG, Inc.	12,523	10,027
Burlington Morelos S.A. de C.V. (1)	18,937	14,500
Parras Cone de Mexico, S.A. de C.V. (1)	2,100	-
Cone Denim (Jiaxing) Limited (1)	14,711	18,168
Jiaxing Burlington Textile Company (1)	-	3,646
Cone Denim de Nicaragua (1)	38,006	38,006
Other:
Senior subordinated notes	-	16,656
Senior subordinated notes - related party	153,934	145,051
Capitalized lease obligations	-	207
Other notes payable	22	24
Total long-term debt	316,077	301,366
Less: current portion of long-term debt	(27,843)	(17,260)
Less: callable long-term debt classified as current	(38,006)	(38,006)
Total long-term portion of long-term debt	$250,228	$246,100

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

Borrowings under the 2011 Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option. At June 30, 2013, there was $61.4 million outstanding under the U.S. Revolver at a weighted average interest rate of 5.3% and $12.5 million outstanding under the U.S. Term Loan at a weighted average interest rate of 5.1%. As of June 30, 2013, the Company had $11.7 million of standby letters of credit issued in the normal course of business, none of which had been drawn upon, that reduced the borrowing availability under the U.S. Revolver. At June 30, 2013, availability under the U.S. Revolver was $12.6 million.

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

Under the 2011 Credit Agreement, the Company is required to maintain availability, or average adjusted availability (each as defined) at or above certain predefined levels, or certain limitations may be imposed on the Company, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. The following describes actions that may be taken, and margins, fees or limitations that may be imposed upon the Company, under the 2011 Credit Agreement at certain availability or average adjusted availability levels:

•

if average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company is restricted from making loans to, and/or investments in, its international subsidiaries. At June 30, 2013, average adjusted availability was approximately $9.8 million and availability was $12.6 million, and the Company was subject to such restrictions. Notwithstanding these restrictions, the Company and the lenders under the 2011 Credit Agreement have entered into certain consents and amendments to the 2011 Credit Agreement which provided the Company the ability to (i) make investments in ITG-PP in an amount up to $3.5 million, which investments were made in the form of loans to ITG-PP in June 2011, and (ii) enter into and perform its obligations under an amended Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of WLR Recovery Fund IV, L.P. (“Fund IV”), an affiliate of Wilbur L. Ross, Jr., not to exceed $15.5 million (see “Guarantees” below). In March 2013, the Company entered into Amendment No. 9 to the 2011 Credit Agreement, which provides that either (i) the lenders under the 2011 Credit Agreement are entitled to receive payment under a $3.7 million evergreen standby letter of credit executed by Fund IV (the “Fund IV LC”) that automatically renews each year, unless notified by the issuing bank, until a final termination date of March 31, 2016 or (ii) such investments in ITG-PP are required to be repaid to the Company by ITG-PP no later than one month prior to the stated expiry date, non-renewal date or termination date of the Fund IV LC (see Note 2 related to a potential sale of the assets of ITG-PP);

•

if availability is less than $17.5 million, the Company is required to comply with a specified fixed charge coverage ratio (as defined in the 2011 Credit Agreement). The Company was subject to, and in compliance with, such fixed charge coverage ratio as of June 30, 2013;

•

depending on average adjusted availability, the applicable margin added to LIBOR or other published bank interest rates for borrowings under the 2011 Credit Agreement can range from 4.25% to 4.75% (the weighted average applicable margin was 4.6% at June 30, 2013). In addition, depending on amounts borrowed and average adjusted availability, the U.S. Revolver requires the payment of an unused commitment fee in the range of 0.50% to 0.75% annually, payable monthly; and

•

if the Company’s excess availability (as defined in the 2011 Credit Agreement) falls below certain other predefined levels, the lenders under the 2011 Credit Agreement can draw upon an evergreen standby letter of credit in the amount of $20.0 million executed by the WLR Affiliates that automatically renews each year, unless notified by the issuing bank, until a final termination date of March 31, 2016; no such amounts had been drawn by the lenders as of June 30, 2013.

On March 23, 2011, a wholly-owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Burlington Morelos”), entered into a five year, $20.0 million term loan with Banco Nacional De Mexico, S.A., (“Banamex”) which requires the repayment of $0.3 million in principal per month until February 2016, with the remaining principal balance due in March 2016, and on March 27, 2013, Burlington Morelos received funding of $6.3 million under a three year term loan agreement with Banamex which requires repayments of $0.1 million in principal per month until February 2016, with the remaining principal balance due in March 2016. The obligations of Burlington Morelos under such term loans are denominated in U.S. dollars and are secured by a pledge of all the accounts receivable, inventories, and property, plant and equipment of Burlington Morelos and its subsidiaries. The interest rate on borrowings under the term loans is variable at LIBOR plus 4%. At June 30, 2013, the amount outstanding under the Burlington Morelos term loans was $18.9 million at an interest rate of 4.2%.

On March 7, 2013, a wholly-owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into an amended revolving receivables factoring agreement under which Parras Cone agreed to sell certain of its accounts receivable to Banamex, on a recourse basis. The amount of accounts receivable of Parras Cone that can be sold under this agreement cannot exceed $20.0 million. At June 30, 2013, the amount of secured borrowings outstanding under the factoring agreement was $14.4 million, at an interest rate of 4.3%, which borrowings are collateralized by certain of Parras Cone’s trade accounts receivable in the aggregate amount of approximately $15.2 million. This agreement, as amended, expires on March 7, 2014.

On June 18, 2013, Parras Cone entered into a $5.0 million credit facility for the purchase of new machinery and equipment, of which $2.1 million has been drawn as of June 30, 2013 at an interest rate of 4.3%. Parras Cone can draw the remaining amount under this credit facility until December 2013 as equipment is purchased or delivered. Borrowings under the facility are secured by certain assets of Parras Cone and guaranteed by Burlington Morelos. The interest rate on borrowings under the facility is variable at LIBOR plus 4%, and equal monthly principal repayments are due beginning in January 2014 until November 2018 with a 25% balloon payment due in December 2018.

The term loans issued by the Company’s subsidiaries in Mexico described above contain customary provisions for default for agreements of this nature. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights as a secured party. Such term loans also contain certain customary financial covenant requirements. In addition, Burlington Morelos and its subsidiaries are restricted under such term loans from making annual capital expenditures in excess of one percent of annual consolidated net sales of such consolidated group. As of June 30, 2013, the Company was in compliance with such covenants.

In 2006 and 2007, Cone Denim (Jiaxing) Limited obtained financing from Bank of China, that is non-recourse to the ITG parent company, to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provided for a $35.0 million term loan available in U.S. dollars, which was used for the import of equipment to Cone Denim (Jiaxing) Limited. Interest is based on three-month LIBOR plus a contractual spread of 6.0% or greater, depending upon periodic credit reviews. At June 30, 2013, outstanding borrowings under this facility were $14.7 million with a weighted average interest rate of 7.3%. The agreement was amended in January 2013 to provide that the term loan is required to be repaid in monthly principal installments of no less than $0.5 million. These payments began in January 2013 and continue until January 2016. An additional principal repayment of $0.5 million was made in January 2013 against the outstanding balance of the term loan prior to this amendment. The term loan is secured by the building, machinery, equipment and certain inventory of Cone Denim (Jiaxing). The financing agreement contains certain covenant requirements customary for agreements of this nature.

In June 2013, Jiaxing Burlington Textile Company fully repaid its outstanding term loan balance of $1.2 million related to borrowings from China Construction Bank using proceeds from short-term borrowings described below.

In December 2007, CDN entered into a $37.0 million term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua that is non-recourse to the ITG parent company. The loan amounts were used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. Loans under this agreement are required to be repaid in quarterly installments of $1.850 million, which began on September 15, 2010, with a final payment of $7.4 million due on September 15, 2014. The term loans bear interest at LIBOR plus a margin of 4%, and a late payment fee of 6% per annum is assessed on the amount of principal payments in arrears. As amended, the original term loans thereunder have been re-characterized either as senior loans, for which accrued interest thereon is required to be paid either as originally scheduled or, for certain portions of the interest accruing through June 15, 2010, the amounts have been converted to 12% junior loans. Interest on the junior loans is required to be repaid quarterly beginning on September 15, 2010 and continuing through September 15, 2014, with the principal amount of the junior loans due on September 15, 2014. Both the senior and junior loans are non-recourse to the Company, and are secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. At June 30, 2013, $37.0 million of senior loans with a total interest rate of 10.5%, and $1.0 million of junior loans, were outstanding under this facility.

In light of decisions by two of the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, in April 2009, the Company decided to idle this facility. Through June 30, 2013, CDN had not made $33.9 million of required term loan principal, interest and late fee payments, which constitutes a default. Upon a default, all amounts outstanding thereunder are immediately due and payable, penalty interest is charged at the rate of 6% per annum on outstanding balances, and the lenders thereunder have the right to proceed against the collateral securing such loans. In addition, as a result of the accumulated losses of CDN and pursuant to Nicaraguan law, the lenders under CDN’s term loan have certain rights in addition to those under the term loan agreement, including certain rights with respect to requiring the dissolution of CDN. To date, CDN’s lenders have not exercised these rights. The Company, as sponsor of CDN, has entered into a Project Funds and Subordination Agreement with the CDN lenders. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may, in certain instances, obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement). On July 26, 2010, the Company received a notice from Inter-American, which states that the Company, pursuant to the Project Funds and Subordination Agreement, was required to provide CDN a loan in the amount of $14.9 million no later than August 23, 2010. The Company has not provided such loan through the date hereof. The Company believes that such term loan is adequately secured, assuming an orderly disposition, if needed, although there can be no assurances in this regard. The Company is reserving all of its rights with respect thereto, and believes that any such loan ultimately would only be required if and to the extent that the loan under the term loan agreement is not adequately secured. Because of the uncertainties related to CDN and the related issues, the Company has classified the entire amount of such debt as current as of June 30, 2013 and December 31, 2012. The Company continues to evaluate all of its options with respect to CDN and its loans outstanding and continues to be in discussions with Inter-American with respect to the loan.

Senior Subordinated Notes

In June 2007, the Company issued senior subordinated notes with an original maturity date of June 6, 2011 (the “Notes”). Prior to the occurrence of a Qualified Issuance (as defined in the Note Purchase Agreement) of its debt and/or equity securities, interest on the Notes is payable in-kind (“PIK”) on a quarterly basis, either by adding such interest to the principal amount of the Notes, or through the issuance of additional interest-bearing Notes. At each interest payment date occurring after the completion of a Qualified Issuance, 75% of the then-accrued but unpaid interest on the Notes will be payable in cash, and the remaining portion will continue to be payable in-kind.

At various times, the WLR Affiliates purchased from holders certain of the Notes which were thereafter amended, restated and reissued in the form of Tranche B Notes, and which were subordinate in right of payment and collateral to Notes held by third parties other than the WLR Affiliates with an original interest rate of 12% per annum (the “Tranche A Notes”). On March 29, 2013, the Company used proceeds of $4.0 million from the U.S. Term Loan, $5.0 million from borrowings under certain term loans in Mexico, and the balance from additional U.S. Revolver borrowings to repay in full all amounts outstanding ($17.2 million including PIK interest) under the Tranche A Notes, and to pay fees and expenses in connection with such financing activities. In the three months ended March 31, 2012, the interest rate on the Tranche A Notes was 15.5% per annum; in the three months ended June 30, 2012, the interest rate on the Tranche A Notes was 16.0% per annum; and in the three months ended March 31, 2013, the interest rate on the Tranche A Notes was 17.5% per annum. The Tranche B Notes are classified as “Senior subordinated notes - related party” in the Company’s accompanying consolidated balance sheets. The Tranche B Notes bear PIK interest at 12% per annum and have a maturity date of June 2015. At June 30, 2013, $153.9 million aggregate principal amount was outstanding under the Tranche B Notes, including PIK interest.

Debt Agreement Compliance

The Company is in compliance with the terms and covenants under its principal credit facilities, except for the Cone Denim de Nicaragua term loan as described above. Any inability or failure by the Company to pay outstanding amounts when due, including as a result of any acceleration of the due date thereof, to obtain any necessary waivers or modifications to its credit facilities, to refinance its various debt or to obtain any necessary funding in amounts, at times and on terms acceptable to it, if at all would result in liquidity issues and may delay or make impossible the implementation of the Company’s strategy.

Debt Maturities

As of June 30, 2013, aggregate maturities of long-term debt for each of the next five 12-month periods were as follows: $27.8 million, $167.5 million, $81.4 million, $0.3 million and $0.3 million. Because of the uncertainties related to the potential acceleration of the Cone Denim de Nicaragua term loan as described above, the Company has classified the entire amount of the Cone Denim de Nicaragua debt, $38.0 million, as current on the accompanying consolidated balance sheets as of June 30, 2013 and December 31, 2012, although such amounts are excluded from the aggregate maturities listed above in light of such uncertainties.

Short-term Borrowings

The Company and certain of its subsidiaries have short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $41.5 million at June 30, 2013 and $37.0 million at December 31, 2012, with weighted average interest rates of 6.8% and 6.9%, respectively. At June 30, 2013, ITG and its U.S. subsidiaries had outstanding short-term financing from certain cotton and other suppliers in the amount of $4.6 million; Cone Denim (Jiaxing) Limited had outstanding short-term working capital loans in an aggregate amount of $32.2 million from various Chinese financial institutions, including approximately $4.0 million secured by land and buildings at Jiaxing Burlington Textile Company and $3.6 million guaranteed by standby letters of credit with either the U.S. parent company or a WLR Affiliate, with such loans being non-recourse to the U.S. parent company except for such guaranteed portions; and Jiaxing Burlington Textile Company had outstanding short-term working capital loans from certain Chinese financial institutions in the amount of $4.7 million, all of which are guaranteed by standby letters of credit from the U.S. parent company.

Guarantees

FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of June 30, 2013, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of June 30, 2013 or December 31, 2012, except as noted herein.

In 2011, the Company entered into the Guaranty in favor of Fund IV. Pursuant to the Guaranty, the Company has guaranteed the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of June 30, 2013, the total obligations under such letters of credit guaranteed by the Company were $6.5 million. In each of the six months ended June 30, 2013 and 2012, the Company incurred guarantee fees of $0.3 million. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

Note 6 Stockholders’ Deficit

The components of stockholders’ deficit were as follows (in thousands):

	International Textile Group, Inc. Stockholders
	Series C preferred stock	Series A convertible preferred stock	Common stock	Capital in excess of par value	Treasury stock	Accumulated deficit	Accumu- lated other compre- hensive loss	Non- controlling interests	Total

Balance at December 31, 2012	$116,013	$312,642	$175	$33,710	$(411)	$(567,312)	$(7,706)	$42	$(112,847)
Net loss	-	-	-	-	-	(12,544)	-	-	(12,544)
Amortization of actuarial losses on benefit plans, net of taxes	-	-	-	-	-	-	321	-	321
Liquidation and dissolution of majority-owned subsidiary	-	-	-	-	-	(17)	-	(42)	(59)
Preferred stock dividends	4,734	11,901	-	(16,635)	-	-	-	-	-
Balance at June 30, 2013	$120,747	$324,543	$175	$17,075	$(411)	$(579,873)	$(7,385)	$-	$(125,129)

As of June 30, 2013, the Company had 100,000,000 shares of preferred stock authorized, including 5,000,000 shares of Series C Preferred Stock (the “Series C Preferred Stock”), of which 121,236 shares of Series C Preferred Stock were issued and outstanding at June 30, 2013 (116,502 shares issued and outstanding at December 31, 2012), 13,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 12,981,704 shares of Series A Preferred Stock were issued and outstanding at June 30, 2013 (12,505,687 shares issued and outstanding at December 31, 2012) and 5,000,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at June 30, 2013 or December 31, 2012. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation. On August 7, 2013, the Company filed with the Secretary of State of the state of Delaware a Certificate of Increase which increased the total number of authorized shares of the Company’s Series A Convertible Preferred Stock from 13,000,000 to 15,000,000 shares, which increase was effective immediately upon the filing thereof.

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

The components of, and changes in, accumulated other comprehensive loss (net of income taxes of $0.0 as of and for the periods ended June 30, 2013 and June 30, 2012) were as follows (in thousands):

	Pension	Postretirement
	Benefits (1)	Benefits (1)	Total

Balance at December 31, 2012	$(7,442)	$(264)	$(7,706)
Other comprehensive income before reclassifications	-	-	-
Amounts reclassified:
Amortization of net actuarial losses	159	1	160
Other comprehensive income for the period	159	1	160
Balance at March 31, 2013	(7,283)	(263)	(7,546)
Other comprehensive income before reclassifications	-	-	-
Amounts reclassified:
Amortization of net actuarial losses	160	1	161
Other comprehensive income for the period	160	1	161
Balance at June 30, 2013	$(7,123)	$(262)	$(7,385)

(1)	See the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information about the Company's pension and postretirement benefit plans.

	Pension	Postretirement
	Benefits (1)	Benefits (1)	Total

Balance at December 31, 2011	$(6,828)	$(397)	$(7,225)
Other comprehensive income before reclassifications	-	-	-
Amounts reclassified:
Amortization of net actuarial losses	171	3	174
Other comprehensive income for the period	171	3	174
Balance at March 31, 2012	(6,657)	(394)	(7,051)
Other comprehensive income before reclassifications	-	-	-
Amounts reclassified:
Amortization of net actuarial losses	171	2	173
Other comprehensive income for the period	171	2	173
Balance at June 30, 2012	$(6,486)	$(392)	$(6,878)

(1)	See the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information about the Company's pension and postretirement benefit plans.

Note 7 Reconciliation to Diluted Loss Per Share

The following table shows the amounts used in computing loss per share and the effect on loss per share of the weighted average number of shares of dilutive potential common stock issuances (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Loss from continuing operations	$(5,895)	$(13,566)	$(12,589)	$(32,328)
Less: net loss from continuing operations attributable to noncontrolling interests	-	-	-	-
Accrued preferred stock dividends	(8,442)	(5,600)	(16,635)	(11,096)
Loss from continuing operations applicable to common shareholders	(14,337)	(19,166)	(29,224)	(43,424)
Effect of dilutive securities:
None	-	-	-	-
Numerator for diluted loss per share from continuing operations	$(14,337)	$(19,166)	$(29,224)	$(43,424)

Income (loss) from discontinued operations	$(32)	$(23,825)	$45	$(27,542)
Less: net loss from discontinued operations attributable to noncontrolling interests	-	(792)	-	(2,666)
Income (loss) from discontinued operations applicable to common shareholders	(32)	(23,033)	45	(24,876)
Effect of dilutive securities:
None	-	-	-	-
Numerator for diluted income (loss) per share from discontinued operations	$(32)	$(23,033)	$45	$(24,876)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Weighted-average number of common shares used in basic earnings per share	17,468	17,468	17,468	17,468
Effect of dilutive securities:
None	-	-	-	-
Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	17,468	17,468	17,468	17,468

Based on the number of shares of Series A Preferred Stock outstanding as of June 30, 2013 and the Liquidation Value thereof on such date, the Series A Preferred Stock could potentially be converted at the option of the holders thereof into 33,723,862 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted loss per share computations because their inclusion would have been antidilutive (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Convertible preferred stock	33,724	31,277	33,412	30,986

Note 8 Commitments and Contingencies

Asbestos materials are present at certain of the Company’s facilities, and applicable regulations would require the Company to handle and dispose of these items in a special manner if these facilities were to undergo certain major renovations or if they were demolished. FASB ASC 410, “Asset Retirement and Environmental Obligations,” provides guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity. In accordance with FASB ASC 410, the Company has not recognized a liability associated with these obligations, because the fair value of such liabilities cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of these facilities. The Company expects to maintain these facilities by repair and maintenance activities that do not involve the removal of any of these items and has not identified any need for major renovations caused by technology changes, operational changes or other factors. In accordance with FASB ASC 410, the Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value. As of June 30, 2013, the Company did not have any liabilities recorded for these obligations.

As of June 30, 2013, the Company had raw material and service contract commitments totaling $53.6 million and capital expenditure commitments of $2.2 million not reflected as liabilities on the accompanying consolidated balance sheet. These commitments were not reflected as liabilities on the accompanying consolidated balance sheet because the Company had not received or taken title to the related assets. Raw material commitments related mainly to firm purchase commitments for cotton and wool used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders.

As previously disclosed, three substantially identical lawsuits were filed in the Court of Common Pleas, County of Greenville, State of South Carolina related to the merger of the Company and a company formerly known as International Textile Group, Inc. (“Former ITG”) in late 2006 (the “Merger”). The first lawsuit was filed in 2008 and the second and third lawsuits were filed in 2009, all by the same attorney. These three lawsuits were consolidated in 2010. The actions name as defendants, among others, certain individuals who were officers and directors of Former ITG or the Company at the time of the Merger. The plaintiffs have raised purported derivative and direct (class action) claims and contend that certain of the defendants breached certain fiduciary duties in connection with the Merger. The plaintiffs have also made certain related claims against a former advisor of a defendant. The court previously granted plaintiffs' motion to certify a class of shareholders and denied a motion filed by certain defendants seeking the disqualification of the named plaintiffs to serve as derivative representatives. The court has also issued a letter ruling granting a previously filed motion to strike the plaintiffs’ request for punitive damages. Trial on these matters has been set for the third quarter of 2013. While the Company is a nominal defendant for purposes of the derivative action claims, the Company is not aware of any claims for affirmative relief being made against it. However, the Company has certain obligations to provide indemnification to its officers and directors (and certain former officers and directors) against certain claims and believes the lawsuits are being defended vigorously. Certain fees and costs related to this litigation are to be paid or reimbursed in part under the Company’s insurance programs. Because of the uncertainties associated with the litigation described above, management cannot estimate the impact of the ultimate resolution of the litigation. It is the opinion of the Company’s management that any failure by the Company’s insurance providers to provide any required insurance coverage could have a material adverse impact on the Company’s consolidated financial statements.

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

Note 9 Segment and Other Information

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and four reportable segments that are presented herein. The bottom-weight woven fabrics segment includes heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The narrow fabrics segment consists of narrow webbing products for safety restraint products such as seat belts and military and technical uses. The all other segment consists of expenses related to the idled CDN facility, transportation services and other miscellaneous items. The ITG-PP business prior to its deconsolidation (see Note 2) is presented as discontinued operations in the Company’s consolidated statements of operations for the three and six months ended June 30, 2013 and 2012.

Net sales, loss from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense)-net. Intersegment net sales for the three months ended June 30, 2013 and 2012 were primarily attributable to commission finishing sales of $0.1 million and $0.9 million, respectively. Intersegment net sales for the six months ended June 30, 2013 and 2012 were primarily attributable to commission finishing sales of $0.2 million and $5.8 million, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Sales:
Bottom-weight Woven Fabrics	$151,009	$147,561	$289,710	$288,531
Commission Finishing	3,464	8,480	7,131	20,319
Narrow Fabrics	6,041	7,729	12,320	15,259
All Other	275	273	505	461
	160,789	164,043	309,666	324,570
Intersegment sales	(64)	(942)	(160)	(5,812)
	$160,725	$163,101	$309,506	$318,758

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$11,956	$6,206	$21,666	$7,665
Commission Finishing	(471)	(82)	(1,576)	325
Narrow Fabrics	(924)	(720)	(1,551)	(1,081)
All Other	(935)	(881)	(1,796)	(1,767)
Total reportable segments	9,626	4,523	16,743	5,142
Corporate expenses	(2,078)	(3,589)	(4,123)	(6,323)
Other operating income - net	3	216	37	219
Impairment charge	(2,049)	-	(2,049)	-
Restructuring charges	(127)	(700)	(122)	(833)
Interest expense	(8,758)	(13,540)	(17,251)	(26,644)
Other income (expense) - net	(1,651)	(10)	(5,152)	(2,155)
	(5,034)	(13,100)	(11,917)	(30,594)
Income tax expense	(843)	(485)	(564)	(1,375)
Equity in income (losses) of unconsolidated affiliates	(18)	19	(108)	(359)
Loss from continuing operations	(5,895)	(13,566)	(12,589)	(32,328)
Discontinued operations, net of taxes:
Income (loss) from discontinued operations	(32)	(1,621)	45	(5,338)
Loss on deconsolidation of subsidiary	-	(22,204)	-	(22,204)
Income (loss) from discontinued operations	(32)	(23,825)	45	(27,542)
Net loss	(5,927)	(37,391)	(12,544)	(59,870)
Less: net loss attributable to noncontrolling interests	-	(792)	-	(2,666)
Net loss attributable to International Textile Group, Inc.	$(5,927)	$(36,599)	$(12,544)	$(57,204)

	June 30,	December 31,
	2013	2012

Total Assets:
Bottom-weight Woven Fabrics	$302,746	$280,858
Commission Finishing	12,158	12,491
Narrow Fabrics	15,445	16,853
All Other	25,854	27,044
Corporate	10,127	8,629
	$366,330	$345,875

Note 10 Restructuring Activities

Restructuring charges included in loss from continuing operations consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Severance, COBRA and other termination benefits	$127	$700	$122	$833

Restructuring Activities in the Commission Finishing Segment

Beginning in the second quarter of 2012, workforce reductions of mostly hourly employees have been made at the Company’s Commission finishing facility primarily as a result of the Company’s ongoing cost saving initiatives as well as the outlook for lower product demand in certain of the segment’s government contract businesses. Workforce reductions of 27 employees were made at the Carlisle finishing facility resulting in severance and other termination benefits of $0.1 million and $0.2 million in the three and six months ended June 30, 2013, respectively. Workforce reductions of 49 employees were made at the Carlisle finishing facility resulting in severance and other termination benefits of $0.3 million in the three and six months ended June 30, 2012.

Restructuring Activities in the Bottom-weight Woven Fabrics Segment

Since the beginning of 2012, hourly and salaried workforce reductions of 47 employees have been undertaken at the White Oak denim facility resulting in severance and other termination benefits of $0.1 million and $0.2 million recorded in the three and six months ended June 30, 2012, respectively. Salaried workforce reductions of 20 employees were undertaken at a denim facility in Mexico resulting in severance and other termination benefits of $0.2 million in the three and six months ended June 30, 2012. These workforce reductions were primarily attributable to the Company’s ongoing cost saving initiatives, and in the case of the U.S. demin facility, the outlook for lower product demand at this facility. Restructuring recoveries in the six months ended June 30, 2013 were due to the expiration of COBRA benefits of $0.1 million primarily related to employees at the U.S. denim facility.

Other Restructuring Activities

Certain cost reduction programs associated with selling, administrative and other functions at the Company’s corporate headquarters and other locations resulted in restructuring charges of $0.1 million in the three and six months ended June 30, 2012 related to the termination of 15 employees under to these programs.

Following is a summary of activity related to restructuring accruals (in thousands). The Company expects to pay the majority of the remaining liabilities outstanding at June 30, 2013 within the next twelve months.

Severance and COBRA Benefits
Balance at December 31, 2012	$154
2013 charges (recoveries), net	(5)
Payments	(17)
Balance at March 31, 2013	132
2013 charges (recoveries), net	127
Payments	(19)
Balance at June 30, 2013	$240

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

The Company enters into natural gas forward contracts, foreign-currency forward contracts and other derivative instruments from time to time, in addition to any commodity derivative contracts that are designated as normal purchases. These derivative contracts are principally with financial institutions and other commodities brokers, the fair values of which are obtained from third-party broker quotes.

The fair values of certain of the Company’s assets and liabilities measured on a recurring basis under FASB ASC 820 at June 30, 2013 and December 31, 2012 were not significant.

The following table provides a summary of the fair value of certain of the Company’s assets measured on a nonrecurring basis under FASB ASC 820 (in thousands):

	Significant
	Unobservable Inputs	Total At	Impairment
	(Level 3)	June 30, 2013	Loss

Long-lived assets held and used	$5,337	$5,337	$2,049

During the three months ended June 30, 2013, long-lived assets held and used with a carrying amount of $7.3 million were written down to their estimated fair value of $5.3 million, resulting in an impairment charge of $2.0 million, which charge is included in the consolidated statement of operations for the three and six months ended June 30, 2013. In accordance with the provisions of FASB ASC 360, the impairment charge represents the amount by which the carrying value of the asset group exceeded the estimated fair value of such assets as measured by the market approach with the assistance of independent third-party appraisers. See Note 4 for additional information regarding impairment of long lived assets. The Company cannot predict future events that might adversely affect the carrying value of long-lived assets. Any decline in economic conditions could result in additional impairment charges.

The accompanying consolidated financial statements include certain financial instruments, and the fair value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, notes receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of June 30, 2013 related to expected yield (under Level 2 of the fair value hierarchy), the Company estimated that the fair value of its Notes was approximately the principal plus accrued interest at June 30, 2013. The estimate of fair value of borrowings under its various bank loans and other financial instruments (under Level 2 of the fair value hierarchy) generally approximates the carrying values at June 30, 2013 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates.

Note 12 Other Operating Income – Net

Other operating income-net in the three and six months ended June 30, 2013 includes net gains related to the disposal of other miscellaneous property and equipment of less than $0.1 million in each period. Other operating income-net in the three and six months ended June 30, 2012 includes net gains related to the disposal of other miscellaneous property and equipment of $0.2 million in each period.

Note 13 Other Income (Expense) - Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Litigation expense, net of insurance reimbursements	$(1,349)	$(705)	$(3,782)	$(1,738)
Foreign currency exchange gains (losses), net	(388)	515	(1,378)	(425)
Other	55	166	(40)	(34)
Total	$(1,682)	$(24)	$(5,200)	$(2,197)

In the three months ended June 30, 2013 and 2012, the Company incurred $1.3 million and $0.7 million, respectively, in legal fees not related to current operations. In the six months ended June 30, 2013 and 2012, the Company incurred $3.8 million and $2.6 million, respectively, in legal fees not related to current operations. In the six months ended June 30, 2013 and 2012, the Company recorded $0.0 million and $0.9 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company.

Note 14 Income Taxes

The Company’s income tax expense was $0.8 million in the three months ended June 30, 2013 and $0.5 million in the three months ended June 30, 2012. The Company’s income tax expense was $0.6 million in the six months ended June 30, 2013 and $1.4 million in the six months ended June 30, 2012. The Company has tax holidays in certain foreign jurisdictions that provide for a reduced tax rate for a defined number of taxable years in these jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.

Income tax expense for the three months ended June 30, 2013 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $2.6 million in the valuation allowance related to an increase in net operating losses and net deferred income tax assets and $0.2 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.1 million and certain foreign and domestic business expenses that are not tax deductible. Income tax expense for the three months ended June 30, 2012 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $4.3 million in the valuation allowance related to an increase in net operating losses and net deferred income tax assets and $2.0 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.2 million and certain foreign and domestic business expenses that are not tax deductible.

Income tax expense for the six months ended June 30, 2013 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $3.7 million in the valuation allowance related to an increase in net operating losses and net deferred income tax assets and $1.1 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.4 million and certain foreign and domestic business expenses that are not tax deductible. Income tax expense for the six months ended June 30, 2012 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $12.8 million in the valuation allowance related to an increase in net operating losses and net deferred income tax assets and $0.5 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.6 million and certain foreign and domestic business expenses that are not tax deductible.

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

Business and Industry Trends

Improved consumer confidence and increased capital investment by companies in recent periods have led to a modest near-term economic recovery which has positively impacted our denim business. Also, imports of textile products into the U.S. from China and other countries with low-cost producers have slowed down or leveled off over the last few years. However, the global economic environment continues to be uncertain and volatile. Concerns related to continued high unemployment, further government and municipal deficit reduction measures, including potential further spending reductions in the U.S. Defense Department, and the prospects for sustained economic recovery continue to impact consumer, military and municipal spending and our businesses, which could have adverse effects in the significant markets in which we operate. The Company has taken, and expects to continue to take, steps to counter this continued economic uncertainty. These actions include, among other things, negotiating higher sales prices for certain products, negotiating new working capital and other financing arrangements, focusing on new product development projects and implementing cost saving initiatives.

Prices for cotton, a principal raw material for the Company’s products, have declined from recent historical highs. However, prices continue to fluctuate and remain high as compared to historical levels. The price of the primary synthetic fibers used in the Company’s products, nylon and polyester, is influenced heavily by petroleum prices. Petroleum prices have fluctuated over the last two years and such prices remain high compared to historical levels, which has negatively impacted our margins. Any future raw material price pressures, which the Company cannot predict, could negatively impact the Company’s raw material costs and results of operations in the future.

In response to higher raw material costs in the open market or under our committed purchase contracts, we have been able to increase sales prices to some extent in order to maintain sufficient margins, and we expect to continue to attempt to increase sales prices as necessary in the future. While we have been able to pass on some of the increased raw material costs through to our customers, the Company’s margins were negatively impacted by higher raw material and energy costs that remained in the Company’s inventories primarily during the first half of 2012 in most of the Company’s businesses. If the Company incurs increased raw material or other costs that it is unable to recoup through price increases, or experiences interruptions in its raw materials supply, our business, results of operations, financial condition and cash flows may be adversely affected.

Results of Operations

Net sales and loss from continuing operations before income taxes for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense) - net. Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the three months ended June 30, 2013 and 2012 were primarily attributable to commission finishing sales of $0.1 million and $0.9 million, respectively. Intersegment net sales for the six months ended June 30, 2013 and 2012 were primarily attributable to commission finishing sales of $0.2 million and $5.8 million, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Sales:
Bottom-weight Woven Fabrics	$151,009	$147,561	$289,710	$288,531
Commission Finishing	3,464	8,480	7,131	20,319
Narrow Fabrics	6,041	7,729	12,320	15,259
All Other	275	273	505	461
	160,789	164,043	309,666	324,570
Intersegment sales	(64)	(942)	(160)	(5,812)
	$160,725	$163,101	$309,506	$318,758

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$11,956	$6,206	$21,666	$7,665
Commission Finishing	(471)	(82)	(1,576)	325
Narrow Fabrics	(924)	(720)	(1,551)	(1,081)
All Other	(935)	(881)	(1,796)	(1,767)
Total reportable segments	9,626	4,523	16,743	5,142
Corporate expenses	(2,078)	(3,589)	(4,123)	(6,323)
Other operating income - net	3	216	37	219
Impairment charge	(2,049)	-	(2,049)	-
Restructuring charges	(127)	(700)	(122)	(833)
Interest expense	(8,758)	(13,540)	(17,251)	(26,644)
Other income (expense) - net	(1,651)	(10)	(5,152)	(2,155)
	(5,034)	(13,100)	(11,917)	(30,594)
Income tax expense	(843)	(485)	(564)	(1,375)
Equity in income (losses) of unconsolidated affiliates	(18)	19	(108)	(359)
Loss from continuing operations	(5,895)	(13,566)	(12,589)	(32,328)
Discontinued operations, net of taxes:
Income (loss) from discontinued operations	(32)	(1,621)	45	(5,338)
Loss on deconsolidation of subsidiary	-	(22,204)	-	(22,204)
Income (loss) from discontinued operations	(32)	(23,825)	45	(27,542)
Net loss	(5,927)	(37,391)	(12,544)	(59,870)
Less: net loss attributable to noncontrolling interests	-	(792)	-	(2,666)
Net loss attributable to International Textile Group, Inc.	$(5,927)	$(36,599)	$(12,544)	$(57,204)

Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012

Consolidated: Consolidated net sales in the three months ended June 30, 2013 and 2012 were $160.7 million and $163.1 million, respectively, a decrease of $2.4 million, or 1.5%. Despite the decrease in sales, gross margins improved significantly as described below. The decrease in sales was primarily due to lower selling prices primarily in the denim business as market selling prices have declined due to lower cotton prices, competitive pressures in the airbag business, and volume declines due to budget constraints impacting certain non-uniform government-related businesses including foreign military uniform products, municipal technical fabrics, and narrow fabrics. These decreases were partially offset by sales volume increases primarily in the denim, U.S. government uniform, synthetic fabrics and worsted wool businesses due to improved economic conditions and new programs in the Company’s denim fabrics operations in China, as well as an improved product mix in the Company’s worsted wool business.

Gross profit in the three months ended June 30, 2013 was $18.7 million, or 11.6% of net sales, compared to $12.9 million in the three months ended June 30, 2012, or 7.9% of net sales. Gross profit margins improved primarily due to the benefit of the lower cost of cotton in the denim business, an improved product mix primarily in the U.S. government uniform and synthetic fabrics businesses, and higher sales volumes primarily in the denim and U.S. government uniform businesses, partially offset by higher manufacturing costs in the Company’s bottom-weight woven fabrics segment as well as manufacturing inefficiencies as a result of lower capacity utilization in the Company’s narrow fabrics and commission finishing segments. Operating income in the three months ended June 30, 2013 was $5.4 million compared to $0.5 million in the three months ended June 30, 2012 with such increase primarily due to the higher gross profit margins described above as well as lower selling and administrative expenses of $0.8 million and lower restructuring charges of $0.6 million, partially offset by an impairment charge of $2.0 million, each as described below.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment were $151.0 million in the three months ended June 30, 2013 compared to $147.6 million in the three months ended June 30, 2012. The increase in sales of $3.4 million resulted from $18.5 million of higher sales volumes primarily due to improved economic conditions affecting the denim business, new product introductions in the denim business, the replenishment of inventories and new product placements in the U.S. government uniform, synthetic fabrics and worsted wool businesses, as well as $1.4 million resulting from an improved product mix primarily in the worsted wool business. Such improvements in this segment were partially offset by lower selling prices of $13.0 million, primarily in the denim business as market selling prices declined due to lower cotton prices, and volume declines of $3.5 million resulting from competitive pressures in the airbag business and certain governmental budget constraints affecting the technical fabrics business and foreign military uniform fabrics.

Income in the bottom-weight woven fabrics segment was $12.0 million in the three months ended June 30, 2013 compared to $6.2 million in the three months ended June 30, 2012. The increase in income was primarily due to higher sales volumes of $6.2 million primarily in the denim and U.S. government uniform businesses, lower cotton costs and an improved product mix of $4.8 million primarily in the U.S. government uniform and synthetic fabrics businesses, and lower inventory write-downs of $0.8 million. These improvements were partially offset by $4.3 million of higher costs related to labor, energy, supplies, repairs and maintenance, selling and administration, and certain raw materials as certain volume and production levels increased, as well as unfavorable impacts from changes in foreign currency exchange rates of $1.4 million and lower royalty income of $0.3 million due to the sale of certain trademark rights in July 2012.

Commission Finishing: Net sales in the commission finishing segment were $3.5 million in the three months ended June 30, 2013 compared to $8.5 million in the three months ended June 30, 2012. The decrease from the prior year period was primarily due to sales volume decreases of $5.0 million resulting from decreased sales to certain U.S. and foreign militaries as a result of government budget constraints and certain foreign political factors, as well as the loss of customers in the traditional commission finishing market primarily related to those government budget constraints which indirectly affect these customers. Loss in the commission finishing segment was $0.5 million in the three months ended June 30, 2013 compared to $0.1 million in the three months ended June 30, 2012. Lower employee labor and benefit costs of $1.0 million, due to production curtailments, were offset by manufacturing inefficiencies as a result of lower capacity of $1.1 million and an unfavorable product mix of $0.3 million.

Narrow Fabrics: Net sales in the narrow fabrics segment were $6.0 million and $7.7 million in the three months ended June 30, 2013 and 2012, respectively. The decrease from the prior year period was primarily due to lower sales volumes of $2.1 million related to certain government budget pressures, partially offset by higher selling prices and an improved product mix of $0.4 million. Loss in the narrow fabrics segment was $0.9 million in the three months ended June 30, 2013, compared to $0.7 million in the three months ended June 30, 2012. The decrease in operating results was primarily due to manufacturing inefficiencies of $0.8 million related to lower sales volumes partially offset by higher selling prices of $0.2 million and lower employee labor and benefit costs of $0.4 million.

All Other: Net sales in the all other segment were $0.3 million in the three months ended June 30, 2013 and 2012, which primarily represented net sales in the Company’s transportation business. Loss in the all other segment was $0.9 million in the three months ended June 30, 2013 and 2012. Operating losses in this segment were primarily due to depreciation and other carrying costs related to the idled Cone Denim de Nicaragua facility.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $11.2 million in the three months ended June 30, 2013 and $11.9 million in the three months ended June 30, 2012. As a percentage of net sales, this expense was 6.9% in the three months ended June 30, 2013 and 7.3% in the three months ended June 30, 2012. Selling and administrative expenses decreased in the three months ended June 30, 2013 primarily due to lower professional fees and lower employee medical claims expense.

OTHER OPERATING INCOME—NET: Other operating income-net in the three months ended June 30, 2013 and 2012 includes net gains related to the disposal of miscellaneous property and equipment of less than $0.1 million and $0.2 million, respectively.

IMPAIRMENT CHARGE: During the three months ended June 30, 2013, the Company recorded an impairment charge of $2.0 million related to the narrow fabrics segment from reduced sales and continued negative operating results in the segment primarily due to certain government budget pressures and a slower than expected increase in other product sales.

RESTRUCTURING CHARGES: Restructuring charges for the three months ended June 30, 2013 are primarily related to severance and other termination benefits due to workforce reductions at the Company’s Carlisle commission finishing facility in the amount of $0.1 million. Restructuring charges for the three months ended June 30, 2012 included severance and other termination benefits of $0.3 million due to workforce reductions at the Carlisle finishing facility, $0.2 million at a denim facility in Mexico, $0.1 million at the U.S. denim facility, and $0.1 million related to the Company’s multi-segment selling and administrative cost reduction plan.

INTEREST EXPENSE: Interest expense of $8.8 million in the three months ended June 30, 2013 was $4.7 million lower than interest expense of $13.5 million in the three months ended June 30, 2012 primarily due to the exchange on July 24, 2012 of approximately $112.5 million of the Company’s related party unsecured subordinated notes for shares of Series C Preferred Stock of the Company (see Note 6 of the Notes to Consolidated Financial Statements) and the repayment of $16.7 million of the Company’s Tranche A senior subordinated notes on March 29, 2013, partially offset by higher outstanding balances on the Company’s related party Tranche B senior subordinated notes. Non-cash payable in-kind interest expense was $4.5 million in the three months ended June 30, 2013 and $9.5 million in the three months ended June 30, 2012. Also partially offsetting the reduced interest expense were higher interest costs in the three months ended June 30, 2013 due to the Cone Denim de Nicaragua term loan principal in arrears (see Note 5 of the Notes to Consolidated Financial Statements).

OTHER INCOME (EXPENSE)—NET: In the three months ended June 30, 2013 and 2012, the Company paid or accrued $1.3 million and $0.7 million, respectively, in legal fees not related to current operations. Other expense - net in the three months ended June 30, 2013 and 2012 also included foreign currency exchange (losses) gains of $(0.4) million and $0.5 million, respectively, related to the Company’s operations in Mexico and China.

INCOME TAX EXPENSE: Income tax expense was $0.8 million in the three months ended June 30, 2013 in comparison with $0.5 million in the three months ended June 30, 2012. Income taxes were higher in the three months ended June 30, 2013 primarily due to the timing of certain intercompany cash flows that triggered the recognition of a corporate flat tax expense under the IETU tax system in Mexico. The Company has tax holidays in certain jurisdictions that provide for a reduced tax rate for a defined number of taxable years in these jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets will be dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense for the three months ended June 30, 2013 is different from the amount obtained by applying statutory rates to income before income taxes primarily due to an increase of $2.6 million in the valuation allowance related to an increase in net operating loss carryforwards and $0.2 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.1 million and certain foreign and domestic business expenses that are not tax deductible. Income tax expense for the three months ended June 30, 2012 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $4.3 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets and $2.0 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.2 million and certain foreign and domestic business expenses that are not tax deductible.

DISCONTINUED OPERATIONS: Net sales in the Company’s discontinued ITG-PP business, which was deconsolidated on May 25, 2012, were $0.0 million in each of the three months ended June 30, 2013 and 2012. Loss from such discontinued operations of less than $0.1 million in the three months ended June 30, 2013 was primarily due to costs incurred related to the planned disposition of the assets of ITG-PP. Loss from discontinued operations of $1.6 million in the three months ended June 30, 2012 primarily represents direct costs related to the decision to idle the ITG-PP facility in January 2012. The Company recorded a loss on deconsolidation of the ITG-PP business of $22.2 million, of which $22.0 million is a non-cash loss, in the three months ended June 30, 2012, which is also included in discontinued operations.

NONCONTROLLING INTERESTS: Net losses attributable to noncontrolling interests were $0.0 million in the three months ended June 30, 2013 and $0.8 million in the three months ended June 30, 2012. Such amounts were primarily impacted by the idling of ITG-PP.

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

Consolidated: Consolidated net sales in the six months ended June 30, 2013 and 2012 were $309.5 million and $318.8 million, respectively, a decrease of $9.3 million, or 2.9%, although gross margins improved significantly as described below. The decrease in sales was primarily due to lower selling prices primarily in the denim business as market selling prices have declined due to lower cotton prices, volume declines due to budget constraints impacting certain non-uniform government-related businesses including foreign military uniform products, municipal technical fabrics, and narrow fabrics, and volume declines resulting from competitive pressures in the airbag business. These decreases were partially offset by sales volume increases primarily in the denim, synthetic fabrics and worsted wool businesses due to improved economic conditions and in the Company’s denim fabrics operations in China due to new programs, as well as an improved product mix in the worsted wool and U.S. government uniform businesses.

Gross profit in the six months ended June 30, 2013 was $35.0 million, or 11.3% of net sales, compared to $22.3 million in the six months ended June 30, 2012, or 7.0% of net sales. Gross profit margins improved primarily due to the benefit of the lower cost of cotton in the denim business, an improved product mix primarily in the worsted wool and U.S. government uniform businesses, and higher sales volumes primarily in the denim, U.S. government uniform and worsted wool businesses, partially offset by higher manufacturing costs in the Company’s bottom-weight woven fabrics segment as well as manufacturing inefficiencies as a result of lower capacity utilization in the Company’s narrow fabrics and commission finishing segments. Operating income in the six months ended June 30, 2013 was $10.5 million compared to an operating loss of $(1.8) million in the six months ended June 30, 2012 with such increase primarily due to the higher gross profit margins described above as well as lower selling and administrative expenses of $1.1 million and lower restructuring charges of $0.7 million, partially offset by an impairment charge of $2.0 million, each as described below.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment were $289.7 million in the six months ended June 30, 2013 compared to $288.5 million in the six months ended June 30, 2012. The increase in sales of $1.2 million resulted from $34.8 million of higher sales volumes primarily due to improved economic conditions affecting the denim, synthetic fabrics and worsted wool businesses, new product introductions in the denim business, and the replenishment of inventories in the U.S. government uniform business, as well as $1.8 million resulting from an improved product mix primarily in the U.S. government uniform and worsted wool businesses. Such improvements in this segment were partially offset by lower selling prices of $27.5 million, primarily in the denim business as market selling prices declined due to lower cotton prices, and, to a lesser extent, in the technical fabrics business resulting from a less favorable product mix, as well as volume declines of $7.9 million resulting from competitive pressures in the airbag business and certain governmental budget constraints affecting the technical fabrics business and foreign military uniform fabrics.

Income in the bottom-weight woven fabrics segment was $21.7 million in the six months ended June 30, 2013 compared to $7.7 million in the six months ended June 30, 2012. The increase in income was primarily due to lower cotton costs and an improved product mix of $19.1 million primarily in the denim, U.S. government uniform and synthetic fabrics businesses, and higher sales volumes of $8.5 million primarily in the denim and U.S. government uniform businesses. These improvements were partially offset by $11.2 million of higher costs related to labor, energy, supplies, repairs and maintenance, selling and administration, and certain raw materials as certain volume and production levels increased, as well as unfavorable impacts from changes in foreign currency exchange rates of $1.8 million and lower royalty income of $0.6 million due to the sale of certain trademark rights in July 2012.

Commission Finishing: Net sales in the commission finishing segment were $7.1 million in the six months ended June 30, 2013 compared to $20.3 million in the six months ended June 30, 2012. The decrease from the prior year period was primarily due to sales volume decreases of $13.2 million resulting from decreased sales to certain U.S. and foreign militaries as a result of government budget constraints and certain foreign political factors, as well as the loss of customers in the traditional commission finishing market primarily related to government budget constraints which indirectly affect these customers. Loss in the commission finishing segment was $1.6 million in the six months ended June 30, 2013 compared to income of $0.3 million in the six months ended June 30, 2012. Lower labor and energy costs of $2.2 million, due to production curtailments, were offset by manufacturing inefficiencies of $3.8 million as a result of lower capacity and an unfavorable product mix of $0.3 million.

Narrow Fabrics: Net sales in the narrow fabrics segment were $12.3 million and $15.3 million in the six months ended June 30, 2013 and 2012, respectively. The decrease from the prior year was primarily due to lower sales volumes of $3.3 million related to certain government budget pressures, partially offset by higher selling prices and an improved product mix of $0.4 million. Loss in the narrow fabrics segment was $1.6 million in the six months ended June 30, 2013, compared to $1.1 million in the six months ended June 30, 2012. The decrease in operating results was primarily due to manufacturing inefficiencies of $0.1 million related to lower sales volumes partially offset by higher selling prices of $0.1 million and lower employee labor and benefit costs of $0.4 million.

All Other: Net sales in the all other segment were $0.5 million in the six months ended June 30, 2013 and 2012, which primarily represented net sales in the Company’s transportation business. Loss in the all other segment was $1.8 million in the six months ended June 30, 2013 and 2012. Operating losses in this segment were primarily due to depreciation and other carrying costs related to the idled Cone Denim de Nicaragua facility.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $22.4 million in the six months ended June 30, 2013 and $23.5 million in the six months ended June 30, 2012. As a percentage of net sales, this expense was 7.2% in the six months ended June 30, 2013 and 7.4% in the six months ended June 30, 2012. Selling and administrative expenses decreased in the six months ended June 30, 2013 primarily due to lower employee medical claims expense and lower salary and benefit expenses.

OTHER OPERATING INCOME—NET: Other operating income-net in the six months ended June 30, 2013 and 2012 includes net gains related to the disposal of miscellaneous property and equipment of less than $0.1 million and $0.2 million in the six months ended June 30, 2013 and 2012, respectively.

IMPAIRMENT CHARGE: During the six months ended June 30, 2013, the Company recorded an impairment charge of $2.0 million related to the narrow fabrics segment primarily due to reduced sales and continued negative operating results arising from certain government budget pressures and a slower than expected increase in other product sales.

RESTRUCTURING CHARGES: Restructuring charges for the six months ended June 30, 2013 are primarily related to workforce reductions at the Company’s Carlisle commission finishing facility in the amount of $0.2 million, offset by the expiration of COBRA benefits related to certain prior year restructuring plans of $0.1 million. Restructuring charges in the six months ended June 30, 2012 include severance and other termination benefits of $0.3 million related to workforce reductions at the Carlisle finishing facility, $0.2 million at a denim facility in Mexico, $0.2 million at the U.S. denim facility and $0.1 million from the Company’s multi-segment selling and administrative cost reduction plan.

INTEREST EXPENSE: Interest expense of $17.3 million in the six months ended June 30, 2013 was $9.3 million lower than interest expense of $26.6 million in the six months ended June 30, 2012 primarily due to the exchange on July 24, 2012 of approximately $112.5 million of the Company’s related party unsecured subordinated notes for shares of Series C Preferred Stock of the Company (see Note 6 of the Notes to Consolidated Financial Statements) and the repayment of $16.7 million of the Company’s Tranche A senior subordinated notes on March 29, 2013, partially offset by higher outstanding balances on the Company’s related party Tranche B senior subordinated notes and the Tranche A senior subordinated notes prior to their repayment in March 2013. Non-cash payable in-kind interest expense was $9.4 million in the six months ended June 30, 2013 and $18.3 million in the six months ended June 30, 2012, including $8.9 million and $17.2 million, respectively, of non-cash related party interest expense. Also partially offsetting the reduced interest expense were higher interest costs in the six months ended June 30, 2013 due to increased penalty interest amounts on the Tranche A senior subordinated notes prior to their repayment in March 2013 and on the Cone Denim de Nicaragua term loan principal in arrears (see Note 5 of the Notes to Consolidated Financial Statements).

OTHER INCOME (EXPENSE)—NET: In the six months ended June 30, 2013 and 2012, the Company paid or accrued $3.8 million and $2.6 million, respectively, in legal fees not related to current operations. In the six months ended June 30, 2013 and 2012, the Company recorded $0.0 million and $0.9 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company. Other expense - net in the six months ended June 30, 2013 and 2012 also included foreign currency exchange losses of $1.4 million and $0.4 million, respectively, related to the Company’s operations in Mexico and China.

INCOME TAX EXPENSE: Income tax expense was $0.6 million in the six months ended June 30, 2013 in comparison with $1.4 million in the six months ended June 30, 2012. Income taxes were lower in the six months ended June 30, 2013 primarily due to deferred income tax benefits from the Company’s subsidiaries in Mexico resulting from management's determination to release certain income tax valuation allowances under GAAP and certain statutory income tax rate reductions. The Company has tax holidays in certain jurisdictions that provide for a reduced tax rate for a defined number of taxable years in these jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets will be dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense for the six months ended June 30, 2013 is different from the amount obtained by applying statutory rates to income before income taxes primarily due to an increase of $3.7 million in the valuation allowance related to an increase in net operating loss carryforwards and $1.1 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.4 million and certain foreign and domestic business expenses that are not tax deductible. Income tax expense for the six months ended June 30, 2012 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $12.8 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets and $0.5 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.6 million and certain foreign and domestic business expenses that are not tax deductible.

DISCONTINUED OPERATIONS: Net sales in the Company’s discontinued ITG-PP business, which was deconsolidated on May 25, 2012, were $0.0 million and $6.2 million in the six months ended June 30, 2013 and 2012, respectively. Income from such discontinued operations of less than $0.1 million in the six months ended June 30, 2013 was primarily due to a one-time refund of certain business fees, partially offset by idle facility and other costs incurred related to the planned disposition of the assets of ITG-PP. Loss from such discontinued operations of $5.3 million in the six months ended June 30, 2012 primarily represents direct costs related to the decision to idle the ITG-PP facility in January 2012. The Company recorded a loss on deconsolidation of the ITG-PP business of $22.2 million, of which $22.0 million is a non-cash loss, in the six months ended June 30, 2012, which is also included in discontinued operations.

NONCONTROLLING INTERESTS: Net losses attributable to noncontrolling interests were $0.0 million in the six months ended June 30, 2013 and $2.7 million in the six months ended June 30, 2012. Such amounts were primarily impacted by the idling of ITG-PP.

Liquidity and Capital Resources

The Company has a significant amount of debt outstanding and will require substantial cash flows to service this debt in future periods. A substantial portion of the Company’s debt is payable by various of the Company’s subsidiaries organized in foreign jurisdictions and is non-recourse to the ITG parent company. In addition, a substantial portion of the Company’s debt, $153.9 million at June 30, 2013, is payable to related parties (namely, certain entities affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board). As previously disclosed, the Company amended or refinanced certain credit agreements in the first three months of 2013 that extended the maturities of those instruments and resulted in the extinguishment of certain high interest rate debt in the U.S. In addition, on June 18, 2013, Parras Cone entered into a $5.0 million credit facility providing for the purchase of machinery and equipment, of which $2.1 million has been drawn as of June 30, 2013. Parras Cone can draw the remaining amount under this credit facility until December 2013 as equipment is purchased or delivered. The interest rate on borrowings under the facility is variable at LIBOR plus 4%, and equal monthly principal repayments are due beginning in January 2014 until November 2018 with a 25% balloon payment due in December 2018.

The following table presents a summary of the Company’s debt obligations payable to third parties as of June 30, 2013 (in thousands). Amounts in the column labeled “U.S.” represent debt guaranteed by, or otherwise with recourse to, the ITG parent company. Amounts in the column labeled “International” represent debt of various of the Company’s international subsidiaries, but not guaranteed by, or with recourse to, the ITG parent company.

	U.S.	International	Total

Current portion of long-term debt	$3,012	$24,831	$27,843
Callable long-term debt classified as current	-	38,006	38,006
Short-term borrowings	4,597	36,903	41,500
	7,609	99,740	107,349
Bank debt and other long-term obligations, net of current maturities	70,954	25,340	96,294
Total third party debt	$78,563	$125,080	$203,643

The ITG parent company (U.S.) has also guaranteed an additional $7.4 million through stand-by letters of credit not included in the table above.

None of the Company’s Tranche B Notes payable to related parties ($153.9 million at June 30, 2013) is current or short-term.

As disclosed above, the Company obtained additional financing and refinanced certain debt obligations during the six months ended June 30, 2013, and the Company’s other principal uses of cash were to fund operations related to working capital needs, capital expenditures, pension plan contributions, and payment of principal, interest and fees on various indebtedness. The Company expects that its cash uses in the remainder of 2013 will be for similar matters. Our significant leverage may adversely affect our business and financial performance and restrict our operating flexibility. The level of our indebtedness and our ongoing cash flow requirements expose the Company to a risk that continued or additional adverse economic developments or adverse developments in our business could make it difficult to meet the financial and operating covenants contained in our credit facilities. Our success in generating future cash flows will depend, in part, on our ability to manage working capital efficiently, continue to reduce operating costs at our plants, increase selling prices to offset higher raw material or other costs and increase volumes and revenue in all segments of our business.

In the event that the Company or other subsidiary borrower is not able to timely meet its obligations under any financing agreement, a lender or other secured party may have rights to proceed against any collateral securing such obligations. The Company has estimated that the fair value of the collateral securing its obligations is sufficient to satisfy such debt obligations. In such event, however, the Company expects it would seek to amend those agreements, or enter into replacement financing arrangements to satisfy its obligations. There can be no assurances as to the availability of any necessary long-term financing and, if available, that any potential source of long-term financing would be available on terms and conditions acceptable to the Company. The inability to complete any necessary financings at times, and on terms, acceptable to the Company, or the exercise of any available remedies by lenders, which could result in the acceleration of such indebtedness or, in some instances, the right to proceed against the underlying collateral, would negatively affect the Company’s ability to execute on its strategy and have a material adverse effect on the Company’s financial condition and future results of operations.

Notwithstanding the non-recourse nature of a significant portion of the debt in the table above, the failure by any of the Company’s international subsidiaries to timely meet their respective obligations when due could also materially adversely impact the Company’s ability to execute on its strategy, and result in the Company incurring significant non-cash impairment or other charges.

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

During the six months ended June 30, 2013, the Company’s principal sources of funds consisted of borrowings under revolving loans, proceeds from term loans and short-term borrowings under bank financing facilities, and the sale of certain accounts receivable under factoring agreements. The primary cash requirements of our business have been, and are expected to continue to be, for significant debt service, working capital needs, costs for employee labor and benefits, and for capital expenditures. Increased sales and positive earnings are critical for the Company to ensure adequate funds to meet its debt service requirements and maintain compliance with the Company’s debt covenants in the future; however, the Company can provide no assurances that it will be able to increase its sales and earnings as necessary, including for reasons outside of the Company's control, including consumers or retailers deferring purchases due to uncertainty with current and future global economic conditions, which could result in a material adverse effect on our financial condition and results of operations.

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

OPERATING ACTIVITIES: Net cash used in operating activities was $5.6 million in the six months ended June 30, 2013 compared to net cash provided by operating activities of $10.7 million in the six months ended June 30, 2012. Operating results, after adjusting for non-cash items, improved in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to higher sales volumes in various businesses, with such improvements offset by higher inventory levels to support increased sales orders, lower selling prices in certain of the Company’s markets, the unfavorable impact of foreign exchange rates, higher cash taxes in Mexico due to positive earnings and higher contributions to the Company’s pension plan.

INVESTING ACTIVITIES: Net cash used in investing activities was $3.2 million in the six months ended June 30, 2013 compared to $0.3 million in the six months ended June 30, 2012. Capital expenditures were $1.7 million in the six months ended June 30, 2013 and $0.4 million in the six months ended June 30, 2012, and capital expenditures are projected to be approximately $4.5 million to $5.0 million in all of 2013. Investing activities in the six months ended June 30, 2013 included a $2.0 million deposit on equipment to be purchased in the second half of 2013. In the six months ended June 30, 2013 and 2012, the Company received net cash proceeds of $0.1 and million $0.4 million, respectively, from the sale of property, plant and equipment. Investing activities in the six months ended June 30, 2013 and 2012 also included $0.0 million and $0.1 million of investments in and advances to the Company’s unconsolidated affiliates, respectively, and $0.5 million and $0.0 million of distributions from the Company’s unconsolidated affiliates, respectively.

FINANCING ACTIVITIES: Net cash provided by financing activities of $8.7 million in the six months ended June 30, 2013 reflects the net effects of the Company’s March 2013 debt refinancing activities as well as net proceeds of $11.5 million from bank revolving loans, net proceeds from short-term bank borrowings of $3.9 million related mainly to the Company’s operations in China, and repayments of term loans and capital lease obligations of $10.6 million. Refinancing activities in the six months ended June 30, 2013 included proceeds from the issuance of new term loans of $12.4 million, proceeds from increased bank revolving lines of credit of $9.3 million, the payment of financing fees of $0.8 million, and the repayment of the principal amount of certain Notes of $16.7 million using proceeds primarily from the refinanced bank debt and related activities. In addition, checks issued in excess of deposits decreased by $0.2 million in the six months ended June 30, 2013. Net cash used in financing activities of $11.0 million in the six months ended June 30, 2012 reflects net repayments of short-term bank borrowings of $10.6 million primarily related to Cone Denim (Jiaxing) Limited and U.S. cotton financing, repayments of term loans and capital lease obligations of $7.7 million, and payment of financing fees of $0.2 million, partially offset by net proceeds of $7.5 million from bank revolving loans.

See Notes 5 and 6 of the Notes to Consolidated Financial Statements included herein for a discussion of the Company’s long-term debt, short-term borrowings and preferred stock.

Commitments

As of June 30, 2013, the Company had raw material and service contract commitments totaling $53.6 million and capital expenditure commitments of $2.2 million. ITG plans to fund these obligations from cash generated from operations and, depending upon limitations in its various loan agreements and to the extent available to the Company, from a combination of borrowings under its 2011 Credit Agreement and other external sources of financing as management deems appropriate. ITG believes that future external financings may include, but may not be limited to, additional borrowings under existing, or any new, credit agreements, the issuance of equity or debt securities or additional funding from certain entities affiliated with the chairman of the Company’s board of directors, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

At December 31, 2012, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $16.3 million. The Company contributed $2.2 million to this plan during 2012, and $2.1 million in the six months ended June 30, 2013. The Company estimates that it will make total contributions to this plan in the range of $3.0 million to $3.5 million in the 2013 fiscal year. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employee reductions, if any) and other actuarial assumptions.

Off-Balance Sheet Arrangements

As of June 30, 2013, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of June 30, 2013 or December 31, 2012, except as noted herein.

In 2011, the Company entered into the Guaranty in favor of Fund IV. Pursuant to the Guaranty, the Company has guaranteed the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of June 30, 2013, the total obligations under such letters of credit guaranteed by the Company were $6.5 million. In each of the six months ended June 30, 2013 and 2012, the Company incurred guarantee fees of $0.3 million. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

Critical Accounting Policies, Assumptions and Estimates

This management’s discussion and analysis of the Company’s financial position and results of operations is based on the Company’s unaudited consolidated financial statements and related notes. A summary of significant accounting policies applicable to the Company’s operations is disclosed in Note 1 to the Consolidated Financial Statements included in the Annual Report, and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. As of June 30, 2013, there were no changes in the nature of the Company’s then-existing critical accounting policies or the application of those policies from those disclosed in the Annual Report.

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

During the Company’s quarter ended June 30, 2013, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a- 15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The third and fourth paragraphs of Note 8 to the Company’s consolidated financial statements included elsewhere herein are incorporated herein by reference.

ITEM 6.     EXHIBITS

10.1	English translation of secured Credit Agreement, dated as of June 18, 2013, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional De Mexico, S.A. as lender thereto.

10.2

English translation of form of promissory note relating to secured Credit Agreement dated as of June 18, 2013, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional De Mexico, S.A. as lender thereto.

10.3	Certificate of Increase of Series A Convertible Preferred Stock of International Textile Group, Inc.

31.1	Certification of Principal Executive Officer as required by Rule 13a- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer as required by Rule 13a- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101 .CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101 .LAB	XBRL Taxonomy Extension Label Linkbase Document * *

101 .PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* *

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

August 9, 2013
	By:	/s/ Gail A. Kuczkowski
Gail A. Kuczkowski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)