Form 10-Q
period 2013-09-30
INTERNATIONAL TEXTILE GROUP INC
filed 2013-11-08
CIK 918964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of November 4, 2013, was 17,468,327.

			PAGE

PART I	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	4

		Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012	5

		Unaudited Consolidated Statements of Comprehensive Operations for the three and nine months ended September 30, 2013 and 2012	6

		Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012	7

		Notes to Consolidated Financial Statements (Unaudited)	8 - 29

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30 - 40

	ITEM 4.	CONTROLS AND PROCEDURES	40

PART II	OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS	41

	ITEM 6.	EXHIBITS	41

SIGNATURE			42

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

•	significant increases in the underlying interest rates on which our floating rate debt is based;
•	our ability to comply with the covenants in our financing agreements, or to obtain waivers of these covenants when and if necessary;
•	our inability to repay or refinance our debt currently due or as it becomes due;
•	actions by our lenders to accelerate any of our indebtedness or proceed against the collateral securing such indebtedness;
•	lower than anticipated demand for our products;
•	our ability to generate sufficient cash flows, improve our liquidity and obtain funds for working capital related to our operations;
•	our dependence on the success of, and our relationships with, our largest customers;
•	competitive pricing pressures on our sales, and our ability to achieve cost reductions required to sustain global cost competitiveness;
•	significant increases in the prices of energy and raw materials, and our ability to plan for and respond to the impact of those changes;
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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,020	$3,240
Accounts receivable, less allowances of $1,118 and $682, respectively	83,020	66,680
Sundry notes and receivables	10,735	10,929
Inventories	113,517	109,604
Deferred income taxes	2,246	2,040
Prepaid expenses	4,228	2,908
Assets held for sale	—	29
Other current assets	1,205	767
Total current assets	217,971	196,197
Investments in and advances to unconsolidated affiliates	—	18
Property, plant and equipment, net	131,054	140,952
Intangibles and deferred charges, net	2,042	2,112
Goodwill	2,740	2,740
Deferred income taxes	4,300	2,233
Other assets	3,898	1,623
Total assets	$362,005	$345,875
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of bank debt and other long-term obligations	$26,377	$17,260
Callable debt	38,006	38,006
Short-term borrowings	45,491	36,969
Accounts payable	56,536	46,051
Sundry payables and accrued liabilities	37,832	32,610
Income taxes payable	5,507	7,571
Deferred income taxes	5,814	4,624
Total current liabilities	215,563	183,091
Bank debt and other long-term obligations, net of current portion	88,154	84,393
Senior subordinated notes	—	16,656
Senior subordinated notes - related party	158,655	145,051
Income taxes payable	1,806	1,806
Deferred income taxes	2,713	2,534
Other liabilities	23,282	25,191
Total liabilities	490,173	458,722
Commitments and contingencies
Stockholders' deficit:
International Textile Group, Inc. stockholders' deficit:
Series C preferred stock (par value $0.01 per share; 5,000,000 shares authorized; 123,714 and 116,502 shares issued and outstanding; and aggregate liquidation value of $123,225 and $116,013 at September 30, 2013 and December 31, 2012, respectively)	123,225	116,013
Series A convertible preferred stock (par value $0.01 per share; 15,000,000 shares authorized; 13,230,520 and 12,505,687 shares issued and outstanding; and aggregate liquidation value of $330,763 and $312,642 at September 30, 2013 and December 31, 2012, respectively)	330,763	312,642
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 shares issued and outstanding at September 30, 2013 and December 31, 2012)	175	175
Capital in excess of par value	8,377	33,710
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(583,159)	(567,312)
Accumulated other comprehensive loss, net of taxes	(7,138)	(7,706)
Total International Textile Group, Inc. stockholders’ deficit	(128,168)	(112,889)
Noncontrolling interests	—	42
Total stockholders' deficit	(128,168)	(112,847)
Total liabilities and stockholders' deficit	$362,005	$345,875

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net sales	$163,013	$159,758	$472,519	$478,516
Cost of goods sold	143,737	142,120	416,522	436,802
Gross profit	19,276	17,638	55,997	41,714
Selling and administrative expenses	10,056	10,380	32,299	33,899
Provision for (recovery of) bad debts	8	27	119	(2)
Other operating income - net	(3,131)	(9,169)	(3,168)	(9,388)
Impairment charge	-	-	2,049	-
Restructuring charges (recoveries)	(26)	162	96	995
Income from operations	12,369	16,238	24,602	16,210
Non-operating other income (expense):
Interest income	23	7	71	49
Interest expense - related party	(4,721)	(5,464)	(13,604)	(22,658)
Interest expense - third party	(3,138)	(3,774)	(9,463)	(11,187)
Other income (expense) - net	(4,882)	(1,595)	(10,066)	(3,792)
Total non-operating other income (expense) - net	(12,718)	(10,826)	(33,062)	(37,588)
Income (loss) from continuing operations before income taxes and equity in losses of unconsolidated affiliates	(349)	5,412	(8,460)	(21,378)
Income tax expense	(879)	(1,155)	(1,443)	(2,530)
Equity in losses of unconsolidated affiliates	(67)	(22)	(175)	(381)
Income (loss) from continuing operations	(1,295)	4,235	(10,078)	(24,289)
Discontinued operations, net of taxes:
Loss from discontinued operations	(1,991)	(2,139)	(5,752)	(11,281)
Loss on deconsolidation of subsidiary	-	-	-	(22,204)
Loss from discontinued operations	(1,991)	(2,139)	(5,752)	(33,485)
Net income (loss)	(3,286)	2,096	(15,830)	(57,774)
Less: net loss attributable to noncontrolling interests	-	-	-	(2,666)
Net income (loss) attributable to International Textile Group, Inc.	$(3,286)	$2,096	$(15,830)	$(55,108)

Net income (loss) attributable to International Textile Group, Inc.	$(3,286)	$2,096	$(15,830)	$(55,108)
Accrued preferred stock dividends	(8,698)	(7,470)	(25,333)	(18,566)
Net loss attributable to common stock of International Textile Group, Inc.	$(11,984)	$(5,374)	$(41,163)	$(73,674)

Net loss per share attributable to common stock of International Textile Group, Inc., basic:
Loss from continuing operations	$(0.57)	$(0.19)	$(2.03)	$(2.46)
Loss from discontinued operations	(0.11)	(0.12)	(0.33)	(1.76)
	$(0.68)	$(0.31)	$(2.36)	$(4.22)
Net loss per share attributable to common stock of International Textile Group, Inc., diluted:
Loss from continuing operations	$(0.57)	$(0.19)	$(2.03)	$(2.46)
Loss from discontinued operations	(0.11)	(0.12)	(0.33)	(1.76)
	$(0.68)	$(0.31)	$(2.36)	$(4.22)

Weighted average number of shares outstanding - basic	17,468	17,468	17,468	17,468
Weighted average number of shares outstanding - diluted	17,468	17,468	17,468	17,468

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Comprehensive Operations
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$(3,286)	$2,096	$(15,830)	$(57,774)

Other comprehensive income, net of taxes:
Cash flow hedge adjustments	86	-	86	-
Pension and postretirement liability adjustments	161	173	482	520
Other comprehensive income	247	173	568	520

Net comprehensive income (loss)	(3,039)	2,269	(15,262)	(57,254)

Less: net comprehensive loss attributable to noncontrolling interests	-	-	-	(2,666)

Net comprehensive income (loss) attributable to International Textile Group, Inc.	$(3,039)	$2,269	$(15,262)	$(54,588)

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATIONS
Net loss	$(15,830)	$(57,774)
Adjustments to reconcile net loss to cash provided by operations:
Non-cash impairment charge	2,049	-
Loss on deconsolidation of subsidiary	-	22,204
Provision for (recovery of) bad debts	119	(1)
Depreciation and amortization of property, plant and equipment	11,298	13,485
Amortization of deferred financing costs	810	778
Deferred income taxes	(954)	517
Equity in losses of unconsolidated affiliates	175	381
Gain on sale of assets	(140)	(204)
Noncash interest expense	14,133	24,454
Foreign currency remeasurement losses	1,181	659
Contributions to pension and postretirement benefit plans	(2,733)	(1,759)
Payment of interest on payment-in-kind notes	(505)	-
Change in operating assets and liabilities:
Accounts receivable	(16,385)	(14,169)
Inventories	(3,914)	30,934
Other current assets	(1,468)	533
Accounts payable and accrued liabilities	15,468	6,685
Income taxes payable	(2,108)	2,480
Other	601	(92)
Net cash provided by operating activities	1,797	29,111

INVESTING
Capital expenditures	(3,326)	(839)
Investments in and advances to unconsolidated affiliates	(16)	(98)
Distributions from unconsolidated affiliates	500	-
Effect on cash from deconsolidation of subsidiary	-	(201)
Proceeds from sale of property, plant and equipment	70	757
Deposit and other costs related to equipment to be purchased	(2,182)	-
Net cash used in investing activities	(4,954)	(381)

FINANCING
Proceeds from issuance of term loans	12,350	-
Repayment of term loans	(13,262)	(10,887)
Net borrowings (repayments) under revolving loans	13,934	(4,756)
Net proceeds from (repayments of) short-term borrowings	7,716	(12,731)
Payment of financing fees	(783)	(187)
Repayment of capital lease obligations	(186)	(181)
Fees related to issuance of preferred stock	-	(490)
Payment of principal on payment-in-kind notes	(16,655)	-
Acquisition of noncontrolling interest	(17)	-
Decrease in checks issued in excess of deposits	(3)	-
Net cash provided by (used in) financing activities	3,094	(29,232)

Effect of exchange rate changes on cash and cash equivalents	(157)	(351)
Net change in cash and cash equivalents	(220)	(853)
Cash and cash equivalents at beginning of period	3,240	3,987
Cash and cash equivalents at end of period	$3,020	$3,134

Supplemental disclosures of cash flow information:
Cash payments of income taxes, net	$4,224	$829
Cash payments for interest	$7,967	$8,856
Noncash investing and financing activities:
Accrued preferred stock dividends	$25,333	$18,566
Exchange of unsecured subordinated notes payable to related party for preferred stock	$-	$112,469
Additions to property, plant and equipment using deposits or trade credits	$100	$-
Capital lease obligations incurred to acquire assets	$41	$-

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

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts recorded in the consolidated financial statements and the related notes to consolidated financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of trade receivables, inventories, goodwill, other long-lived assets, indemnification obligations, and assumptions used in the calculation of, among others, income taxes, pension and postretirement benefits, legal costs and environmental costs. These estimates and assumptions are based upon historical factors, current circumstances and expectations, and the experience and judgment of the Company’s management. Management monitors economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currencies and equity share values as well as changes in general or industry-specific economic conditions affecting the Company can increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ from these estimates under different assumptions or conditions. Changes in these estimates resulting from continuing changes in the economic environment or other factors are reflected in the financial statements in the periods in which such change occurs. Management believes that its estimates impacting the accompanying consolidated financial statements, including for these matters, are reasonable based on facts currently available.

The unaudited consolidated financial statements and other financial information included in this Quarterly Report on

Form 10-Q, unless otherwise specified, have been presented to separately show the effects of discontinued operations.

Business and Credit Concentrations

The Company’s business is dependent on the success of, and its relationships with, its largest customers. The loss of any key customer or a material slowdown in the business of one of its key customers could have a material adverse effect on the Company’s overall results of operations, cash flows and financial position. No one customer accounted for 10% or more of the Company’s accounts receivable as of September 30, 2013, and one customer, V.F. Corporation, accounted for approximately 10% of the Company’s net sales in the 2012 fiscal year and in the three and nine months ended September 30, 2013.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in relevant financing documents that limit cash dividends they can pay and loans they may make to the Company. Of the Company’s consolidated cash balance of $3.0 million at September 30, 2013, approximately $0.5 million held by certain subsidiaries was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to various governmental statutes and regulations that restrict and/or limit loans and dividend payments they may make to the Company. At September 30, 2013, the Company’s proportionate share of restricted net assets of its consolidated subsidiaries was approximately $10.3 million.

Recently Adopted Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles—Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment,” which amends the guidance in Accounting Standards Codification (“ASC”) 350 on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. ASU 2012-02 does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012- 02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required under GAAP to be reclassified in their entirety to net income in that reporting period, entities are required to cross-reference to other disclosures required under GAAP that provide additional detail on these amounts. ASU 2013-02 was effective for reporting periods beginning after December 15, 2012. Because this ASU only impacts presentation and disclosure requirements, its adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

Recently Issued Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. This ASU clarifies the timing of release of currency translation adjustments (“CTA”) from accumulated other comprehensive income (“AOCI”) upon deconsolidation or derecognition of a foreign entity, subsidiary or a group of assets within a foreign entity and in step acquisitions. Specifically, upon deconsolidation or derecognition of a foreign entity, CTA would be released; upon a sale of a subsidiary or a group of assets within a foreign entity, CTA would not be released, unless it also represents the complete or substantially complete liquidation of the foreign entity in which it resides; and, in a step acquisition, the AOCI related to the previously held investment would be included in the calculation of gain or loss upon a change in control. ASU 2013-05 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. The Company will adopt ASU 2013-05 on January 1, 2014 and such adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)”. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company will adopt ASU 2013-11 on January 1, 2014 and such adoption is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 Deconsolidation and Discontinued Operations

On October 7, 2013, Cone Denim de Nicaragua, S.A. (“CDN”), a wholly–owned subsidiary of the Company, entered into various agreements pursuant to which substantially all of the operating assets of CDN were transferred to a third party in full settlement of CDN’s debt and lease financing obligations (see Note 16, “Subsequent Event”). Because such assets and obligations comprised the entire business operations of CDN and the Company has no significant continuing cash flows from, or continuing involvement with, such operations, the results of operations of CDN are presented as discontinued operations in all periods presented in the Company’s historical consolidated statements of operations.

As previously disclosed, the Company deconsolidated its ITG-Phong Phu Joint Venture (“ITG-PP”), a cotton-based fabrics and garment manufacturing operation in Vietnam, as of May 25, 2012 as a result of the entry into an enforcement agreement (“the Enforcement Agreement”) pursuant to which Vietnam Technological Commercial Joint Stock Bank (“Techcombank”) took possession of certain assets in accordance with the terms of its credit agreement with ITG-PP. The Company, as parent company of ITG-PP, has certain related party loans receivable from ITG-PP collateralized by the assets of ITG-PP on a junior basis, and ITG-PP has a capital lease obligation with its joint venture partner. The obligations of ITG-PP are non-recourse to the Company or any other subsidiary of the Company, but are secured by the assets of ITG-PP. As of May 25, 2012, the securitized assets had a net book value of approximately $37.3 million. Approximately $21.6 million of the Company’s related party loans receivable from ITG-PP is collateralized by the assets of ITG-PP on a junior basis according to the Enforcement Agreement. Under the Enforcement Agreement, proceeds from the sale of the securitized assets are to be applied in the following priority: (i) to pay certain legal and other costs, taxes and fees related to the sale, (ii) to repay all principal and interest under loans with Techcombank, and (iii) to repay principal and interest owed by ITG-PP to ITG under certain related party loans described above. Any excess proceeds from the sale of the security assets are required to be remitted to, or at the direction of, ITG-PP. As of the date hereof, no sale of the assets has occurred. Assuming an orderly disposition, the Company has estimated that the fair value of the securitized assets, net of selling costs, will be sufficient to satisfy the Techcombank obligations and a portion of the related party loans payable to the Company, as the parent company of ITG-PP, although there can be no assurances of the timing or amounts thereof. The Company is continuing to work with Techcombank to provide for an orderly disposition of the securitized assets.

Presentation of Discontinued Operations

The results of operations of the CDN and ITG-PP businesses are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Prior year results of operations have been recast to conform to the current presentation. The Company allocates parent company interest to discontinued operations based on parent company debt that is required to be repaid from proceeds of the transactions giving rise to the disposition. No parent company interest has been allocated to the ITG-PP discontinued operations due to the uncertainty of any amounts to be received by the Company, as the parent company of ITG-PP, and no parent company interest has been allocated to the CDN discontinued operations due to the lack of any amounts received by the Company, as the parent of CDN. Net sales and certain other components included in discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales:
ITG-PP business	$—	$—	$—	$6,180
CDN business	$—	$—	$—	$—

Loss from discontinued operations:
ITG-PP business	$(67)	$(154)	$(22)	$(5,492)
CDN business	$(1,924)	$(1,985)	$(5,730)	$(5,789)

Loss on deconsolidation of ITG-PP business	$—	$—	$—	$(22,204)

Note 3 Inventories

Inventories are valued at the lower of cost or market value using the first-in, first-out (“FIFO”) method. The major classes of inventory are as follows (in thousands):

	September 30, 2013	December 31, 2012

Raw materials	$13,100	$12,477
Work in process	42,095	36,513
Finished goods	45,792	48,287
Dyes, chemicals and supplies	12,530	12,327
	$113,517	$109,604

Note 4 Impairment Testing of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets pursuant to the provisions of FASB ASC 360, “Property, Plant, and Equipment”. Such recoverability reviews and tests, primarily based on fair value measured by prices for similar assets, did not result in any impairment charges in the three months ended September 30, 2013 or in the three or nine months ended September 30, 2012.

During the nine months ended September 30, 2013, the Company recorded a non-cash impairment charge of $2.0 million in the narrow fabrics segment as a result of reduced sales volumes and continued negative operating results, primarily due to certain government budget pressures and a slower than expected increase in other product sales. The non-cash impairment charge was equal to the amount by which the carrying value of the asset group exceeded the estimated fair value of such assets as measured by the market approach using the assistance of independent third-party appraisers. The market approach has been determined to be the most representative because of the uncertainty of projected future cash flows in this segment. Such non-cash impairment charge primarily reduced the carrying amount of the segment’s land, buildings, machinery and equipment.

The Company cannot predict the occurrence of any future events that might adversely affect the carrying value of long-lived assets. A decline in general economic or industry-specific business conditions could result in future impairment charges with respect to the Company’s long-lived assets, including any of its property, plant and equipment.

Note 5 Long-Term Debt and Short-Term Borrowings

Total outstanding long-term debt of the Company consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Revolving loans:
ITG, Inc.	$56,650	$42,695
Parras Cone de Mexico, S.A. de C.V. (1)	12,366	12,386
Term loans:
ITG, Inc.	11,771	10,027
Burlington Morelos S.A. de C.V. (1)	17,875	14,500
Parras Cone de Mexico, S.A. de C.V. (1)	2,100	—
Cone Denim (Jiaxing) Limited (1)	13,711	18,168
Jiaxing Burlington Textile Company (1)	—	3,646
Cone Denim de Nicaragua (1)	38,006	38,006
Other:
Senior subordinated notes	—	16,656
Senior subordinated notes - related party	158,655	145,051
Capitalized lease obligations	38	207
Other notes payable	20	24
Total long-term debt	311,192	301,366
Less: current portion of long-term debt	(26,377)	(17,260)
Less: callable debt	(38,006)	(38,006)
Total long-term portion of long-term debt	$246,809	$246,100

(1)	Non-recourse to the U.S. parent company.

Revolving and Term Loans and Factoring Agreements

On March 30, 2011, the Company and certain of its U.S. subsidiaries entered into an Amended and Restated Credit Agreement with General Electric Capital Corporation (“GE Capital”), as agent and lender, and certain other lenders (as amended, the “2011 Credit Agreement”). On March 29, 2013, the Company entered into Amendment No. 10 to the 2011 Credit Agreement. This amendment, among other things, provided for a revolving credit facility of $90.0 million, including an increase in availability under the revolving loan facility (the “U.S. Revolver”) of approximately $8.2 million, an increase of $4.0 million in the term loan facility thereunder (the “U.S. Term Loan”) and extended the final maturity date of all revolving and term loans thereunder to March 30, 2016. The U.S. Term Loan required the repayment of $0.5 million in principal per month from May 2011 to April 2012, and requires repayment of $0.3 million per month thereafter until maturity, at which date the entire remaining principal balance of the U.S. Term Loan is due.

Borrowings under the 2011 Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option. At September 30, 2013, there was $56.6 million outstanding under the U.S. Revolver at a weighted average interest rate of 5.3% and $11.8 million outstanding under the U.S. Term Loan at a weighted average interest rate of 5.0%. As of September 30, 2013, the Company had $10.5 million of standby letters of credit issued in the normal course of business, none of which had been drawn upon, that reduced the borrowing availability under the U.S. Revolver. At September 30, 2013, availability under the U.S. Revolver was $20.7 million.

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

Under the 2011 Credit Agreement, the Company is required to maintain availability, or average adjusted availability (each as defined) at or above certain predefined levels, or certain limitations may be imposed on the Company, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. The following describes actions that may be taken, and margins, fees or limitations that may be imposed upon the Company, under the 2011 Credit Agreement at certain availability or average adjusted availability levels:

•

if average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company is restricted from making loans to, and/or investments in, its international subsidiaries. At September 30, 2013, average adjusted availability was approximately $15.7 million and availability was $20.7 million, and the Company was subject to such restrictions. Notwithstanding these restrictions, the Company and the lenders under the 2011 Credit Agreement entered into certain consents and amendments to the 2011 Credit Agreement which provided the Company the ability to (i) make investments in ITG-PP in an amount up to $3.5 million, which investments were made in the form of loans to ITG-PP in June 2011, and (ii) enter into and perform its obligations under an amended Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of WLR Recovery Fund IV, L.P. (“Fund IV”), an affiliate of Wilbur L. Ross, Jr., the Chairman of our Board of Directors and who, together with certain investment entities controlled by him (collectively, the “WLR Affiliates”) is our controlling stockholder, not to exceed $15.5 million (see “Guarantees” below). In March 2013, the Company entered into Amendment No. 9 to the 2011 Credit Agreement, which provides that either (i) the lenders under the 2011 Credit Agreement are entitled to receive payment under a $3.7 million evergreen standby letter of credit executed by Fund IV (the “Fund IV LC”) that automatically renews each year, unless notified by the issuing bank, until a final termination date of March 31, 2016 or (ii) the Company’s investments in ITG-PP discussed above are required to be repaid to the Company by ITG-PP no later than one month prior to the stated expiry date, non-renewal date or termination date of the Fund IV LC (see Note 2 related to a potential sale of the assets of ITG-PP);

•

if availability is less than $17.5 million, the Company is required to comply with a specified fixed charge coverage ratio (as defined in the 2011 Credit Agreement). The Company was not subject to such fixed charge coverage ratio as of September 30, 2013, but would have been in compliance with such ratio as of that date;

•

depending on average adjusted availability, the applicable margin added to LIBOR or other published bank interest rates for borrowings under the 2011 Credit Agreement can range from 4.25% to 4.75% (the weighted average applicable margin was 4.6% at September 30, 2013). In addition, depending on amounts borrowed and average adjusted availability, the U.S. Revolver requires the payment of an unused commitment fee in the range of 0.50% to 0.75% annually, payable monthly; and

•

if the Company’s excess availability (as defined in the 2011 Credit Agreement) falls below certain predefined levels, the lenders under the 2011 Credit Agreement can draw upon an evergreen standby letter of credit in the amount of $20.0 million executed by the WLR Affiliates that automatically renews each year, unless notified by the issuing bank, until a final termination date of March 31, 2016; no such amounts had been drawn by the lenders as of September 30, 2013.

On March 23, 2011, a wholly-owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Burlington Morelos”), entered into a five year, $20.0 million term loan with Banco Nacional De Mexico, S.A., (“Banamex”) which requires the repayment of $0.3 million in principal per month until February 2016, with the remaining principal balance due in March 2016, and on March 27, 2013, Burlington Morelos received funding of $6.3 million under a three year term loan agreement with Banamex which requires repayments of $0.1 million in principal per month until February 2016, with the remaining principal balance due in March 2016. The obligations of Burlington Morelos under such term loans are denominated in U.S. dollars and are secured by a pledge of all the accounts receivable, inventories, and property, plant and equipment of Burlington Morelos and its subsidiaries. The interest rate on borrowings under the term loans is variable at LIBOR plus 4%. At September 30, 2013, the amount outstanding under the Burlington Morelos term loans was $17.9 million at an interest rate of 4.2%.

On March 7, 2013, a wholly-owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into an amended revolving receivables factoring agreement under which Parras Cone agreed to sell certain of its accounts receivable to Banamex, on a recourse basis. The amount of accounts receivable of Parras Cone that can be sold under this agreement cannot exceed $20.0 million. At September 30, 2013, the amount of secured borrowings outstanding under the factoring agreement was $12.4 million, at an interest rate of 4.3%, which borrowings are collateralized by certain of Parras Cone’s trade accounts receivable in the aggregate amount of approximately $13.0 million. This agreement, as amended, expires on March 7, 2014.

On June 18, 2013, Parras Cone entered into a $5.0 million credit facility for the purchase of new machinery and equipment, of which $2.1 million had been drawn as of September 30, 2013, at an interest rate of 4.3%. Parras Cone can draw the remaining amount under this credit facility until December 2013 as equipment is purchased or delivered. Borrowings under the facility are secured by certain assets of Parras Cone and guaranteed by Burlington Morelos. The interest rate on borrowings under the facility is variable at LIBOR plus 4%, and equal monthly principal repayments are due beginning in January 2014 until November 2018 with a 25% balloon payment due in December 2018.

The term loans issued by the Company’s subsidiaries in Mexico described above contain customary provisions for default for agreements of this nature. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights as a secured party. Such term loans also contain certain customary financial covenant requirements. In addition, Burlington Morelos and its subsidiaries are restricted under such term loans from making annual capital expenditures in excess of one percent of annual consolidated net sales of such consolidated group. As of September 30, 2013, the Company was in compliance with such covenants.

In 2006 and 2007, Cone Denim (Jiaxing) Limited obtained financing from Bank of China, that is non-recourse to the ITG parent company, to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provided for a $35.0 million term loan available in U.S. dollars, which was used for the import of equipment to Cone Denim (Jiaxing) Limited. Interest is based on three-month LIBOR plus a contractual spread of 6.0% or greater, depending upon periodic credit reviews. At September 30, 2013, outstanding borrowings under this facility were $13.7 million with a weighted average interest rate of 7.3%. The agreement was amended in January 2013 to provide that the term loan is required to be repaid in monthly principal installments of no less than $0.5 million. These payments began in January 2013 and continue until January 2016. An additional principal repayment of $0.5 million was made in January 2013 against the outstanding balance of the term loan prior to this amendment. The term loan is secured by the building, machinery, equipment and certain inventory of Cone Denim (Jiaxing). The financing agreement contains certain covenant requirements customary for agreements of this nature.

In June 2013, Jiaxing Burlington Textile Company fully repaid its outstanding term loan balance of $1.2 million related to borrowings from China Construction Bank using proceeds from short-term borrowings described below.

On October 7, 2013, the CDN loans were fully extinguished, and all of the Company’s guarantees, bonds and pledges related to the CDN Loans, including under its Project Funds and Subordination Agreement, were cancelled (see Note 16, “Subsequent Event”).

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

At various times, the WLR Affiliates purchased from holders certain of the Notes which were thereafter amended, restated and reissued in the form of Tranche B Notes, and which were subordinate in right of payment and collateral to Notes held by third parties other than the WLR Affiliates with an original interest rate of 12% per annum (the “Tranche A Notes”). On March 29, 2013, the Company used proceeds of $4.0 million from the U.S. Term Loan, $5.0 million from borrowings under certain term loans in Mexico, and the balance from additional U.S. Revolver borrowings to repay in full all amounts outstanding ($17.2 million including PIK interest) under the Tranche A Notes, and to pay fees and expenses in connection with such financing activities. In the three months ended March 31, 2012, the interest rate on the Tranche A Notes was 15.5% per annum; in the three months ended June 30, 2012, the interest rate on the Tranche A Notes was 16.0% per annum; in the three months ended September 30, 2012, the interest rate on the Tranche A Notes was 16.5% per annum; and in the three months ended March 31, 2013, the interest rate on the Tranche A Notes was 17.5% per annum. The Tranche B Notes are classified as “Senior subordinated notes - related party” in the Company’s accompanying consolidated balance sheets. The Tranche B Notes bear PIK interest at 12% per annum and have a maturity date of June 2015. At September 30, 2013, $158.7 million aggregate principal amount was outstanding under the Tranche B Notes, including PIK interest.

Debt Agreement Compliance

The Company is in compliance with the terms and covenants under its principal credit facilities. Any inability or failure by the Company to pay outstanding amounts when due, including as a result of any acceleration of the due date thereof, to obtain any necessary waivers or modifications to its credit facilities, to refinance its various debt or to obtain any necessary funding in amounts, at times and on terms acceptable to it, if at all would result in liquidity issues and may delay or make impossible the implementation of the Company’s strategy.

Debt Maturities

As of September 30, 2013, aggregate maturities of long-term debt for each of the next five 12-month periods were as follows: $26.4 million, $172.3 million, $73.3 million, $0.3 million and $0.3 million. The Cone Denim de Nicaragua debt of $38.0 million is excluded from the aggregate maturities listed above in light of the events described in Note 16, “Subsequent Event”.

Short-term Borrowings

The Company and certain of its subsidiaries had short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $45.5 million at September 30, 2013 and $37.0 million at December 31, 2012, with weighted average interest rates of 6.7% and 6.9%, respectively. At September 30, 2013, ITG and its U.S. subsidiaries had outstanding short-term financing obligations from certain cotton and other suppliers in the amount of $5.3 million; Cone Denim (Jiaxing) Limited had outstanding short-term working capital loans in an aggregate amount of $34.4 million from various Chinese financial institutions, including approximately $4.0 million secured by land and buildings at Jiaxing Burlington Textile Company and $2.5 million guaranteed by a $2.8 million standby letter of credit with a WLR Affiliate; and Jiaxing Burlington Textile Company had outstanding short-term working capital loans from certain Chinese financial institutions in the amount of $5.8 million, all of which are guaranteed by standby letters of credit from the U.S. parent company, with such loans being non-recourse to the U.S. parent company except for such guaranteed portions.

Guarantees

FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of September 30, 2013, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of September 30, 2013 or December 31, 2012, except as noted herein.

In 2011, the Company entered into the Guaranty in favor of Fund IV. Pursuant to the Guaranty, the Company has guaranteed the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of September 30, 2013, the total obligations under such letters of credit guaranteed by the Company were $6.5 million. In each of the nine months ended September 30, 2013 and 2012, the Company incurred guarantee fees of $0.5 million. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

Note 6 Stockholders’ Deficit

The components of stockholders’ deficit were as follows (in thousands):

	International Textile Group, Inc. Stockholders
	Series C preferred stock	Series A convertible preferred stock	Common stock	Capital in excess of par value	Treasury stock	Accumulated deficit	Accumu- lated other compre- hensive loss	Non- controlling interests	Total

Balance at December 31, 2012	$116,013	$312,642	$175	$33,710	$(411)	$(567,312)	$(7,706)	$42	$(112,847)
Net loss	—	—	—	—	—	(15,830)	—	—	(15,830)
Other comprehensive income, net of taxes	—	—	—	—	—	—	568	—	568
Liquidation and dissolution of majority-owned subsidiary	—	—	—	—	—	(17)	—	(42)	(59)
Preferred stock dividends	7,212	18,121	—	(25,333)	—	—	—	—	—
Balance at September 30, 2013	$123,225	$330,763	$175	$8,377	$(411)	$(583,159)	$(7,138)	$—	$(128,168)

As of September 30, 2013, the Company had 100,000,000 shares of preferred stock authorized, including 5,000,000 shares of Series C Preferred Stock (the “Series C Preferred Stock”), of which 123,714 shares of Series C Preferred Stock were issued and outstanding at September 30, 2013 (116,502 shares issued and outstanding at December 31, 2012), 15,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 13,230,520 shares of Series A Preferred Stock were issued and outstanding at September 30, 2013 (12,505,687 shares issued and outstanding at December 31, 2012) and 5,000,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at September 30, 2013 or December 31, 2012. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

The components of, and changes in, accumulated other comprehensive loss (net of income taxes of $0.0 as of and for the periods ended September 30, 2013 and September 30, 2012) were as follows (in thousands):

	Gains and Losses on Foreign Currency Cash Flow Hedges (1)	Pension Benefits (2)	Postretirement Benefits (2)	Total

Balance at December 31, 2012	$—	$(7,442)	$(264)	$(7,706)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified:
Amortization of net actuarial losses	—	159	1	160
Other comprehensive income for the period	—	159	1	160
Balance at March 31, 2013	—	(7,283)	(263)	(7,546)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified:
Amortization of net actuarial losses	—	160	1	161
Other comprehensive income for the period	—	160	1	161
Balance at June 30, 2013	—	(7,123)	(262)	(7,385)
Other comprehensive income before reclassifications	86	—	—	86
Amounts reclassified:
Gains and losses included in cost of goods sold	—	—	—	—
Amortization of net actuarial losses	—	161	—	161
Other comprehensive income for the period	86	161	—	247
Balance at September 30, 2013	$86	$(6,962)	$(262)	$(7,138)

Balance at December 31, 2011	$—	$(6,828)	$(397)	$(7,225)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified:
Amortization of net actuarial losses	—	171	3	174
Other comprehensive income for the period	—	171	3	174
Balance at March 31, 2012	—	(6,657)	(394)	(7,051)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified:
Amortization of net actuarial losses	—	171	2	173
Other comprehensive income for the period	—	171	2	173
Balance at June 30, 2012	—	(6,486)	(392)	(6,878)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified:
Amortization of net actuarial losses	—	171	2	173
Other comprehensive income for the period	—	171	2	173
Balance at September 30, 2012	$—	$(6,315)	$(390)	$(6,705)

(1)	See Note 8, "Derivative Instruments".
(2)

These components are included in the computations of net periodic benefit costs. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information about the Company's pension and postretirement benefit plans.

Note 7 Reconciliation to Diluted Loss Per Share

The following table shows the amounts used in computing loss per share and the effect on loss per share of the weighted average number of shares of dilutive potential common stock issuances (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Income (loss) from continuing operations	$(1,295)	$4,235	$(10,078)	$(24,289)
Less: net income (loss) from continuing operations attributable to noncontrolling interests	—	—	—	—
Accrued preferred stock dividends	(8,698)	(7,470)	(25,333)	(18,566)
Loss from continuing operations applicable to common shareholders	(9,993)	(3,235)	(35,411)	(42,855)
Effect of dilutive securities:
None	—	—	—	—
Numerator for diluted loss per share from continuing operations	$(9,993)	$(3,235)	$(35,411)	$(42,855)

Loss from discontinued operations	$(1,991)	$(2,139)	$(5,752)	$(33,485)
Less: net loss from discontinued operations attributable to noncontrolling interests	—	—	—	(2,666)
Loss from discontinued operations applicable to common shareholders	(1,991)	(2,139)	(5,752)	(30,819)
Effect of dilutive securities:
None	—	—	—	—
Numerator for diluted loss per share from discontinued operations	$(1,991)	$(2,139)	$(5,752)	$(30,819)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Weighted-average number of common shares used in basic earnings per share	17,468	17,468	17,468	17,468
Effect of dilutive securities:
None	—	—	—	—
Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	17,468	17,468	17,468	17,468

Based on the number of shares of Series A Preferred Stock outstanding as of September 30, 2013 and the Liquidation Value thereof on such date, the Series A Preferred Stock could potentially be converted at the option of the holders thereof into 34,370,244 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted loss per share computations because their inclusion would have been antidilutive (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Convertible preferred stock	34,370	31,876	33,735	31,285

Note 8 Derivative Instruments

Derivative instruments used by the Company for foreign currency, cotton, wool and natural gas purchases consist primarily of forward purchase contracts. The Company does not utilize financial instruments for trading or other speculative purposes. The Company has historically qualified for the “normal purchases exception” under GAAP for derivatives related to its cotton and wool forward purchase contracts and certain of its natural gas contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies and has designated such instruments as cash flow hedges under hedge accounting rules in the three months ended September 30, 2013. The Company did not designate its natural gas forward purchase contracts as hedges for any of the periods presented herein. At September 31, 2013 and December 31, 2012, the Company had the following outstanding forward contracts that were entered into to hedge forecasted purchases through the end of December of the years following such dates:

Contract	Number of Units
Foreign currency forward contracts outstanding as of September 30, 2013	79,936,800 Pesos
Natural gas forward contract outstanding as of September 30, 2013	78,000 MBTU
Natural gas forward contract outstanding as of December 31, 2012	195,015 MBTU

The fair value of the Company’s derivative instruments recognized in the September 30, 2013 and December 31, 2012 consolidated balance sheets consisted of the following (in thousands):

	September 30, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FASB ASC 815
Foreign currency contracts	Sundry notes and receivables	$57	N/A	$—
Derivatives not designated as hedging instruments under FASB ASC 815
Commodity contracts	N/A	—	Sundry payables and accrued liabilities	5

Total Derivatives		$57		$5

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under FASB ASC 815
Commodity contracts	N/A	$—	Sundry payables and accrued liabilities	$15

Total Derivatives		$—		$15

The Company did not exclude any amounts of its foreign currency cash flow hedges from effectiveness testing during any periods presented herein, and such tests resulted in the hedges being effective, or expected to be effective, in offsetting the variability of the designated forecasted cash flows, which cover a period of four months through December 2013. The effect of derivative instruments on the financial performance of the Company was as follows (in thousands):

	Amount of Gain (Loss) in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three and Nine Months Ended September 30,		Accumulated Other Comprehensive Income	Three and Nine Months Ended September 30,
	2013	2012	into Income	2013	2012
Derivatives designated as cash flow hedging instruments under FASB ASC 815
Foreign currency contracts	$86	$—	Cost of goods sold	$—	$—

Total	$86	$—		$—	$—

The Company does not designate its natural gas derivative instruments as hedges under hedge accounting rules. Accordingly, unrealized gains and losses on commodity derivative contracts are recorded in “other income (expense) - net” since these amounts represent noncash changes in the fair values of such open contracts that are not expected to correlate with the amounts and timing of the recognition of the hedged items.

		Amount of Gain (Loss) Recognized on Derivatives
	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
	on Derivatives	2013	2012	2013	2012
Derivatives not designated as hedging instruments under FASB ASC 815
Commodity contracts
Realized	Cost of goods sold	$(8)	$(88)	$(5)	$(306)
Unrealized	Other income (expense) - net	1	104	10	195

Total		$(7)	$16	$5	$(111)

Because the Company’s hedged items are components of cost of goods sold, realized gains and losses on foreign currency and natural gas derivative contracts are recorded in cost of goods sold upon settlement of those contracts. Gains and losses reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next twelve months.

Note 9 Commitments and Contingencies

Asbestos materials are present at certain of the Company’s facilities, and applicable regulations would require the Company to handle and dispose of these items in a special manner if these facilities were to undergo certain major renovations or if they were demolished. FASB ASC 410, “Asset Retirement and Environmental Obligations,” provides guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity. In accordance with FASB ASC 410, the Company has not recognized a liability associated with these obligations, because the fair value of such liabilities cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of these facilities. The Company expects to maintain these facilities by repair and maintenance activities that do not involve the removal of any of these items and has not identified any need for major renovations caused by technology changes, operational changes or other factors. In accordance with FASB ASC 410, the Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value. As of September 30, 2013, the Company did not have any liabilities recorded for these obligations.

As of September 30, 2013, the Company had raw material and service contract commitments totaling $47.5 million and capital expenditure commitments of $2.1 million not reflected as liabilities on the accompanying consolidated balance sheet. These commitments were not reflected as liabilities on the accompanying consolidated balance sheet because the Company had not received or taken title to the related assets. Raw material commitments related mainly to firm purchase commitments for cotton and wool used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders.

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

Note 10 Segment and Other Information

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and four reportable segments that are presented herein. The bottom-weight woven fabrics segment includes heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The narrow fabrics segment consists of narrow webbing products for safety restraint products such as seat belts and military and technical uses. The all other segment consists of expenses related to transportation services and other miscellaneous items. The CDN and ITG-PP businesses are presented as discontinued operations in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (see Note 2).

Net sales, loss from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense)-net. Intersegment net sales for the three months ended September 30, 2013 and 2012 were primarily attributable to commission finishing sales of $0.3 million and $0.1 million, respectively. Intersegment net sales for the nine months ended September 30, 2013 and 2012 were primarily attributable to commission finishing sales of $0.4 million and $5.9 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Sales:
Bottom-weight Woven Fabrics	$151,515	$147,992	$441,225	$436,523
Commission Finishing	5,414	5,700	12,545	26,019
Narrow Fabrics	6,096	5,828	18,416	21,087
All Other	244	336	750	797
	163,269	159,856	472,936	484,426
Intersegment sales	(256)	(98)	(417)	(5,910)
	$163,013	$159,758	$472,519	$478,516

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$11,523	$11,047	$33,189	$18,712
Commission Finishing	167	(319)	(1,409)	6
Narrow Fabrics	(809)	(958)	(2,360)	(2,039)
All Other	(2)	—	(51)	—
Total reportable segments	10,879	9,770	29,369	16,679
Corporate expenses	(1,667)	(2,539)	(5,790)	(8,862)
Other operating income - net	3,131	9,169	3,168	9,388
Impairment charge	—	—	(2,049)	—
Restructuring (charges) recoveries	26	(162)	(96)	(995)
Interest expense	(7,859)	(9,238)	(23,067)	(33,845)
Other income (expense) - net	(4,859)	(1,588)	(9,995)	(3,743)
	(349)	5,412	(8,460)	(21,378)
Income tax expense	(879)	(1,155)	(1,443)	(2,530)
Equity in losses of unconsolidated affiliates	(67)	(22)	(175)	(381)
Income (loss) from continuing operations	(1,295)	4,235	(10,078)	(24,289)
Discontinued operations, net of taxes:
Loss from discontinued operations	(1,991)	(2,139)	(5,752)	(11,281)
Loss on deconsolidation of subsidiary	—	—	—	(22,204)
Loss from discontinued operations	(1,991)	(2,139)	(5,752)	(33,485)
Net income (loss)	(3,286)	2,096	(15,830)	(57,774)
Less: net loss attributable to noncontrolling interests	—	—	—	(2,666)
Net income (loss) attributable to International Textile Group, Inc.	$(3,286)	$2,096	$(15,830)	$(55,108)

	September 30, 2013	December 31, 2012

Total Assets:
Bottom-weight Woven Fabrics	$297,913	$280,858
Commission Finishing	14,408	12,491
Narrow Fabrics	15,398	16,853
All Other	25,150	27,044
Corporate	9,136	8,629
	$362,005	$345,875

Note 11 Restructuring Activities

Restructuring charges (recoveries) included in loss from continuing operations consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Severance, COBRA and other termination benefits	$(26)	$162	$96	$995

Restructuring Activities in the Commission Finishing Segment

Beginning in the second quarter of 2012, workforce reductions of mostly hourly employees have been made at the Company’s commission finishing facility primarily as a result of the Company’s ongoing cost saving initiatives as well as the outlook for lower product demand in certain of the segment’s government contract businesses. Workforce reductions of 27 employees were made at the commission finishing facility resulting in severance and other termination benefits of $0.0 million and $0.2 million in the three and nine months ended September 30, 2013, respectively. Workforce reductions of 50 employees were made at the commission finishing facility resulting in severance and other termination benefits of $0.1 million and $0.3 million in the three and nine months ended September 30, 2012, respectively.

Restructuring Activities in the Bottom-weight Woven Fabrics Segment

Hourly and salaried workforce reductions of 56 employees undertaken at the U.S. denim facility resulted in severance and other termination benefits of $0.1 million and $0.4 million recorded in the three and nine months ended September 30, 2012, respectively. Salaried workforce reductions of 21 employees undertaken at a denim facility in Mexico resulted in severance and other termination benefits of $0.0 million and $0.2 million in the three and nine months ended September 30, 2012, respectively. These workforce reductions were primarily attributable to the Company’s ongoing cost saving initiatives and, in the case of activities at the U.S. denim facility, the outlook for lower product demand at this facility. Restructuring recoveries in the three and nine months ended September 30, 2013 were due to the expiration of COBRA benefits of $0.1 million primarily related to employees at the U.S. denim facility.

Other Restructuring Activities

Certain cost reduction programs associated with selling, administrative and other functions at the Company’s corporate headquarters and other locations resulted in restructuring charges of $0.0 million and $0.1 million in the three and nine months ended September 30, 2012, respectively, related to the termination of 15 employees under to these programs.

Following is a summary of activity related to restructuring accruals (in thousands). The Company expects to pay the majority of the remaining liabilities outstanding at September 30, 2013 within the next twelve months.

Severance and COBRA Benefits
Balance at December 31, 2012	$154
2013 charges (recoveries), net	(5)
Payments	(17)
Balance at March 31, 2013	132
2013 charges (recoveries), net	127
Payments	(19)
Balance at June 30, 2013	240
2013 charges (recoveries), net	(26)
Payments	(61)
Balance at September 30, 2013	$153

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

The fair values of certain of the Company’s assets and liabilities measured on a recurring basis under FASB ASC 820 at September 30, 2013 and December 31, 2012 were not significant.

The following table provides a summary of the fair value of certain of the Company’s assets measured on a nonrecurring basis under FASB ASC 820 (in thousands):

	Significant Unobservable Inputs (Level 3)	Total At September 30, 2013	Impairment Loss

Long-lived assets held and used	$5,337	$5,337	$2,049

During the nine months ended September 30, 2013, long-lived assets held and used with a carrying amount of $7.3 million were written down to their estimated fair value of $5.3 million, resulting in an impairment charge of $2.0 million, which charge is included in the consolidated statement of operations for the nine months ended September 30, 2013. In accordance with the provisions of FASB ASC 360, the impairment charge represents the amount by which the carrying value of the asset group exceeded the estimated fair value of such assets as measured by the market approach with the assistance of independent third-party appraisers. See Note 4 for additional information regarding impairment of long lived assets. The Company cannot predict future events that might adversely affect the carrying value of long-lived assets. Any decline in economic conditions could result in additional impairment charges.

The accompanying consolidated financial statements include certain financial instruments, and the fair value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, notes receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of September 30, 2013 related to expected yield (under Level 2 of the fair value hierarchy), the Company estimated that the fair value of its Notes was approximately the principal plus accrued interest at September 30, 2013. The estimate of fair value of borrowings under its various bank loans and other financial instruments (under Level 2 of the fair value hierarchy) generally approximates the carrying values at September 30, 2013 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates.

Note 13 Other Operating Income – Net

Other operating income–net includes grant income from the U.S. Department of Commerce Wool Trust Fund of $3.0 million in each of the three and nine months ended September 30, 2013, and $3.2 million in each of the three and nine months ended September 30, 2012. The Company records such grant income upon confirmation of the availability of funds from this trust. Other operating income-net in the three and nine months ended September 30, 2012 also includes a gain of $6.0 million related to the sale of certain “Burlington” trademark rights. Other operating income-net in the three and nine months ended September 30, 2013 includes net gains related to the disposal of other miscellaneous property and equipment of $0.1 million and $0.2 million, respectively, and less than $0.1 million and $0.2 in the three and nine months ended September 30, 2012 respectively.

Note 14 Other Income (Expense) - Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Litigation expense, net of insurance reimbursements	$(4,383)	$(1,385)	$(8,165)	$(3,123)
Foreign currency exchange gains (losses), net	(461)	(191)	(1,823)	(616)
Other	(38)	(19)	(78)	(53)
Total	$(4,882)	$(1,595)	$(10,066)	$(3,792)

In the three months ended September 30, 2013 and 2012, the Company incurred $4.4 million and $1.4 million, respectively, in legal fees not related to current operations. In the nine months ended September 30, 2013 and 2012, the Company incurred $8.2 million and $4.0 million, respectively, in legal fees not related to current operations. In the nine months ended September 30, 2013 and 2012, the Company recorded $0.0 million and $0.9 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company.

Note 15 Income Taxes

The Company’s income tax expense was $0.9 million in the three months ended September 30, 2013 and $1.2 million in the three months ended September 30, 2012. The Company’s income tax expense was $1.4 million in the nine months ended September 30, 2013 and $2.5 million in the nine months ended September 30, 2012. The Company has tax holidays in certain foreign jurisdictions that provide for a reduced tax rate for a defined number of taxable years in these jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.

Income tax expense for the three months ended September 30, 2013 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase in the valuation allowance related to an increase in certain net operating losses and net deferred income tax assets of $0.9 million and $0.8 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.1 million and certain foreign and domestic business expenses that are not tax deductible. Income tax expense for the three months ended September 30, 2012 is different from the amount obtained by applying statutory rates to income before income taxes primarily due to a decrease of $0.7 million in the valuation allowance related to a decrease in net operating losses and net deferred income tax assets and certain foreign and domestic business expenses that are not tax deductible.

Income tax expense for the nine months ended September 30, 2013 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $4.6 million in the valuation allowance related to an increase in certain net operating losses and net deferred income tax assets and $0.2 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.5 million and certain foreign and domestic business expenses that are not tax deductible. Income tax expense for the nine months ended September 30, 2012 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $12.1 million in the valuation allowance related to an increase in net operating losses and net deferred income tax assets and $1.3 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.6 million and certain foreign and domestic business expenses that are not tax deductible.

As described in Note 2, ITG-PP was deconsolidated as of May 25, 2012 for financial reporting purposes under GAAP. Because the sale of the ITG-PP assets and subsequent liquidation of ITG-PP have not yet occurred, management does not currently have the necessary information to determine the ultimate impact of these transactions on the Company’s income taxes. The entire amount of the tax impact ultimately recorded by the Company has been, and is expected to be, reduced by a valuation allowance as management believes that it is more likely than not that any tax benefits will not be realized. At this time, management does not expect that the ultimate tax impact of the deconsolidation, the sale of ITG-PP assets, and the ultimate liquidation of ITG-PP will have a material impact on the Company’s consolidated balance sheet, results of operations or cash flows. The Company expects that it will be able to obtain the necessary information to provide a reasonable estimate of the ultimate tax impact in its financial statements within a reasonable period subsequent to the occurrence of any sale transaction.

Note 16 Subsequent Event

On October 7, 2013, CDN entered into various third party agreements (collectively, the “Transfer Agreements”) with Inter-American Investment Corporation (“IIC”) and certain other banks that had previously provided debt financing to CDN (collectively, the “CDN Lenders”), and the Corporacion De Zonas Francas De Nicaragua (the Free Trade Zone Corporation of Nicaragua, or “CZF”), pursuant to which (i) CZF paid, on behalf of CDN, certain amounts to the CDN Lenders in full satisfaction of CDN’s term loan debt and related interest and fee obligations (collectively, the “CDN Loans”), (ii) IIC assigned all of its rights in and to the CDN Loans to CZF in full satisfaction of CDN’s obligations thereunder, and (iii) CZF was granted ownership of CDN’s land, buildings, machinery, equipment and supplies (the “Security Assets”). In addition, the Transfer Agreements provided for the cancellation of CDN’s obligation under a lease agreement with CZF (the “CZF Lease”). The Transfer Agreements also provided for the cancellation of all of the Company’s guarantees, bonds and pledges related to the CDN Loans, including pursuant to a Project Funds and Subordination Agreement with the CDN Lenders. ITG did not pay or receive any cash consideration in connection with these Transfer Agreements.

The Company’s consolidated balance sheet as of September 30, 2013 includes the following: $38.0 million outstanding under the CDN term loan, approximately $12.7 million of accrued interest outstanding related to the CDN Loans, and approximately $1.9 million outstanding under the CZF Lease (collectively, the “Obligations”). The Security Assets have a total net book value of approximately $24.8 million as of September 30, 2013. As a result of the execution and effectiveness of the Transfer Agreements, the Obligations have been fully extinguished and the Company does not have, and will not regain, control of the Security Assets as of the date of execution of those agreements. Consequently, ITG has derecognized the Obligations and Security Assets as of October 7, 2013 in its consolidated balance sheet. Because the Obligations and Security Assets comprised the entire business operations of CDN, the results of operations of CDN are presented as discontinued operations in all periods presented in the Company’s historical consolidated statements of operations. The Company expects that it will record a net non-cash gain on the derecognition of the Obligations and the Security Assets in the amount of approximately $27.7 million in the fourth quarter of 2013, which will also be included in discontinued operations. As previously disclosed by the Company, CDN has been idled since 2009, and it has not had any trade sales revenues since that date. CDN incurred net losses of approximately $5.7 million, or $(0.33) per share, in the nine months ended September 30, 2013 and $7.7 million, or $(0.44) per share, in the full year 2012 (including non-cash depreciation charges recorded in cost of goods sold of $1.9 million and $2.6 million, and interest expense of $3.1 million and $4.2 million, respectively, as well as other miscellaneous idled facility costs in each period).

The following unaudited pro forma condensed consolidated financial information is designed to show the effects of the derecognition of the Obligations and the Security Assets on the Company’s historical consolidated balance sheet as if such transactions had occurred on September 30, 2013. The unaudited pro forma condensed consolidated financial information has been prepared by the management of the Company for illustrative purposes only and is not indicative of the financial position or results of operations that will be presented in the Company’s future filings with the SEC, and is not necessarily indicative of the results that actually would have existed had such transactions been completed at any other time, nor those to be expected at any time in the future.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Unaudited Pro Forma Condensed Consolidated Balance Sheet

As of September 30, 2013

(Amounts in thousands)

	As Reported	Adjustments for Derecognition of the CDN Obligations and Security Assets			Pro Forma
Assets
Current assets:
Cash and cash equivalents	$3,020	$			$3,020
Accounts receivable, net	83,020				83,020
Inventories	113,517		(623)		112,894
Other current assets	18,414		(48)		18,366
Total current assets	217,971		(671)		217,300
Property, plant and equipment, net	131,054		(24,113)		106,941
Other assets	12,980		(131)		12,849
Total assets	$362,005		$(24,915)		$337,090
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of bank debt and other long-term obligations	$26,377	$			$26,377
Callable debt	38,006		(38,006)		—
Short-term borrowings	45,491				45,491
Accounts payable	56,536		(1,933)		54,603
Other current liabilities	49,153		(12,704)		36,449
Total current liabilities	215,563		(52,643)		162,920
Bank debt and other long-term obligations, net of current maturities	88,154				88,154
Senior subordinated notes - related party	158,655				158,655
Other liabilities	27,801				27,801
Total liabilities	490,173		(52,643)		437,530
Commitments and contingencies
Stockholders' deficit:
Series C preferred stock	123,225				123,225
Series A convertible preferred stock	330,763				330,763
Common stock	175				175
Capital in excess of par value	8,377				8,377
Common stock held in treasury	(411)				(411)
Accumulated deficit	(583,159)		27,728	(1)	(555,431)
Accumulated other comprehensive loss, net of taxes	(7,138)				(7,138)
Total stockholders' deficit	(128,168)		27,728		(100,440)
Total liabilities and stockholders' deficit	$362,005		$(24,915)		$337,090

(1)	Represents a one-time non-cash gain on derecognition as if such transactions occurred on September 30, 2013.

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

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and four reportable segments that are presented herein. The bottom-weight woven fabrics segment includes heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The narrow fabrics segment consists of narrow webbing products for safety restraint products such as seat belts and military and technical uses. The all other segment consists of expenses related to transportation services and other miscellaneous items.

The Company’s Cone Denim de Nicaragua business and the ITG-PP business in Vietnam are presented as discontinued operations in all periods presented in this report.

Business and Industry Trends

Improved consumer confidence and increased capital investment by companies in recent periods have led to a modest near-term economic recovery which has positively impacted our denim business. Also, imports of textile products into the U.S. from China and other countries with low-cost producers have slowed down or leveled off over the last few years. However, the global economic environment continues to be uncertain and volatile. Concerns related to continued uncertainty regarding unemployment levels, further government and municipal deficit reduction measures, including potential further spending reductions in the U.S. Defense Department, and the prospects for sustained economic recovery continue to impact consumer, military and municipal spending and our businesses, which could have adverse effects in the significant markets in which we operate. The Company has taken, and expects to continue to take, steps to counter this continued economic uncertainty. These actions include, among other things, negotiating higher sales prices for certain products, negotiating new working capital and other financing arrangements, focusing on new product development projects and implementing cost saving initiatives.

Prices for cotton and wool, principal raw materials for the Company’s products, have declined in recent periods from historical highs. However, prices continue to fluctuate and cotton prices remain high as compared to historical levels. The Company’s bottom-weight woven fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. The price of the primary synthetic fibers used in the Company’s products, nylon and polyester, is influenced heavily by petroleum prices. Petroleum prices have fluctuated over the last two years and such prices remain high compared to historical levels, which has negatively impacted our margins. Any future raw material price pressures, which the Company cannot predict, could negatively impact the Company’s raw material costs and results of operations in the future.

In response to higher raw material costs in the open market or under our committed purchase contracts, we have in recent periods been able to increase sales prices to some extent in order to maintain sufficient margins, and we expect to continue to attempt to increase sales prices as necessary in the future. While we have been able to pass on some of the increased raw material costs through to our customers, the Company’s margins were negatively impacted by higher raw material and energy costs that remained in the Company’s inventories primarily during the first half of 2012 in most of the Company’s businesses. If the Company incurs increased raw material or other costs that it is unable to recoup through price increases, or experiences interruptions in its raw materials supply, our business, results of operations, financial condition and cash flows may be adversely affected.

Results of Operations

Net sales and loss from continuing operations before income taxes for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense) - net. Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the three months ended September 30, 2013 and 2012 were primarily attributable to commission finishing sales of $0.3 million and $0.1 million, respectively. Intersegment net sales for the nine months ended September 30, 2013 and 2012 were primarily attributable to commission finishing sales of $0.4 million and $5.9 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Sales:
Bottom-weight Woven Fabrics	$151,515	$147,992	$441,225	$436,523
Commission Finishing	5,414	5,700	12,545	26,019
Narrow Fabrics	6,096	5,828	18,416	21,087
All Other	244	336	750	797
	163,269	159,856	472,936	484,426
Intersegment sales	(256)	(98)	(417)	(5,910)
	$163,013	$159,758	$472,519	$478,516

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$11,523	$11,047	$33,189	$18,712
Commission Finishing	167	(319)	(1,409)	6
Narrow Fabrics	(809)	(958)	(2,360)	(2,039)
All Other	(2)	—	(51)	—
Total reportable segments	10,879	9,770	29,369	16,679
Corporate expenses	(1,667)	(2,539)	(5,790)	(8,862)
Other operating income - net	3,131	9,169	3,168	9,388
Impairment charge	—	—	(2,049)	—
Restructuring (charges) recoveries	26	(162)	(96)	(995)
Interest expense	(7,859)	(9,238)	(23,067)	(33,845)
Other income (expense) - net	(4,859)	(1,588)	(9,995)	(3,743)
	(349)	5,412	(8,460)	(21,378)
Income tax expense	(879)	(1,155)	(1,443)	(2,530)
Equity in losses of unconsolidated affiliates	(67)	(22)	(175)	(381)
Income (loss) from continuing operations	(1,295)	4,235	(10,078)	(24,289)
Discontinued operations, net of taxes:
Loss from discontinued operations	(1,991)	(2,139)	(5,752)	(11,281)
Loss on deconsolidation of subsidiary	—	—	—	(22,204)
Loss from discontinued operations	(1,991)	(2,139)	(5,752)	(33,485)
Net income (loss)	(3,286)	2,096	(15,830)	(57,774)
Less: net loss attributable to noncontrolling interests	—	—	—	(2,666)
Net income (loss) attributable to International Textile Group, Inc.	$(3,286)	$2,096	$(15,830)	$(55,108)

Comparison of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012

Consolidated: Consolidated net sales in the three months ended September 30, 2013 and 2012 were $163.0 million and $159.8 million, respectively, an increase of $3.2 million, or 2.0%. The increase in sales was primarily due to sales volume increases in the denim, worsted wool (including U.S. government uniform) and synthetic fabrics businesses, including due to new programs in the Company’s denim and synthetic fabrics operations. These increases were partially offset by lower selling prices primarily in the denim business as market selling prices have declined due to lower cotton prices, competitive pressures in the airbag business, and volume declines and a less favorable product mix due to budget constraints impacting the U.S. government synthetic business as well as certain non-uniform government-related businesses.

Gross profit in the three months ended September 30, 2013 was $19.3 million, or 11.8% of net sales, compared to $17.6 million, or 11.0% of net sales, in the three months ended September 30, 2012. Gross profit margins improved primarily due to the benefit of the lower cost of cotton in the denim business, and higher sales volumes primarily in the denim and U.S. government uniform business as well as in the Company’s synthetic operations, partially offset by higher manufacturing costs in the Company’s bottom-weight woven fabrics segment. Operating income in the three months ended September 30, 2013 was $12.4 million compared to $16.2 million in the three months ended September 30, 2012. Excluding the one-time gain of $6.0 million related to the sale of certain “Burlington” trademark rights in the three months ended September 30, 2012, operating income increased in the 2013 period as compared to the same period of the prior year primarily due to the higher gross profit margins described above as well as lower selling and administrative expenses of $0.3 million and lower restructuring charges of $0.2 million, each as described below.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment were $151.5 million in the three months ended September 30, 2013 compared to $148.0 million in the three months ended September 30, 2012. The increase in sales of $3.5 million resulted from $14.3 million of higher sales volumes primarily due to increased demand for certain specialty fabrics in the Company’s denim business, the replenishment of inventories and new product placements in the U.S. government uniform, worsted wool and technical fabrics businesses, as well as $2.1 million resulting from higher selling prices and an improved product mix primarily in the U.S. government uniform, worsted wool and technical fabrics businesses. Such improvements in this segment were partially offset by lower selling prices of $6.6 million, primarily in the denim business as market selling prices declined due to lower cotton prices, as well as volume declines of $6.3 million resulting from competitive pressures in the airbag business, and certain governmental budget constraints affecting the U.S. synthetic and foreign military uniform fabrics businesses.

Income in the bottom-weight woven fabrics segment was $11.5 million in the three months ended September 30, 2013 compared to $11.0 million in the three months ended September 30, 2012. The increase in income was primarily due to higher sales volumes of $5.3 million in all of the segment’s businesses except for the airbag business, and lower cotton costs and an improved product mix of $2.6 million primarily in the denim, U.S. government uniform and worsted wool businesses. These improvements were partially offset by $6.8 million of higher costs related to manufacturing, selling and administration due mainly to commissions related to higher sales, and certain raw materials as well as unfavorable impacts from changes in foreign currency exchange rates of $0.6 million.

Commission Finishing: Net sales in the commission finishing segment were $5.4 million in the three months ended September 30, 2013 compared to $5.7 million in the three months ended September 30, 2012. The decrease from the prior year period was primarily due to sales volume decreases of $0.2 million resulting from decreased sales to certain U.S. and foreign militaries as a result of government budget constraints and certain foreign political factors, as well as a less favorable product mix of $0.1 million in the traditional commission finishing business. Income in the commission finishing segment was $0.2 million in the three months ended September 30, 2013 compared to a loss of $(0.3) million in the three months ended September 30, 2012 with such improvement primarily due to lower employee labor and benefit costs related to production curtailments.

Narrow Fabrics: Net sales in the narrow fabrics segment were $6.1 million and $5.8 million in the three months ended September 30, 2013 and 2012, respectively. The increase from the prior year period was primarily due to higher sales volumes of $0.3 million related to certain government contracts. Loss in the narrow fabrics segment was $0.8 million in the three months ended September 30, 2013, compared to $1.0 million in the three months ended September 30, 2012. The improvement in operating results was primarily due to improvements in manufacturing quality and efficiencies of $0.1 million as well as lower employee labor and benefit costs of $0.1 million.

All Other: Net sales in the all other segment were $0.2 million in the three months ended September 30, 2013 and $0.3 million in the three months ended September 30, 2012, which primarily represented sales in the Company’s transportation business.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $10.1 million in the three months ended September 30, 2013 and $10.4 million in the three months ended September 30, 2012. As a percentage of net sales, this expense was 6.2% in the three months ended September 30, 2013 and 6.5% in the three months ended September 30, 2012. Selling and administrative expenses decreased in the three months ended September 30, 2013 primarily due to lower employee medical claims expense and lower professional fees, partially offset by higher salaries and outside commission expense.

OTHER OPERATING INCOME—NET: Other operating income–net includes grant income from the U.S. Department of Commerce Wool Trust Fund of $3.0 million in the three months ended September 30, 2013 and $3.2 million in the three months ended September 30, 2012. The Company records such grant income upon confirmation of the availability of funds from this trust. Other operating income-net in the three months ended September 30, 2012 also includes a gain of $6.0 million related to the sale of certain “Burlington” trademark rights. Other operating income-net in the three months ended September 30, 2013 and 2012 includes net gains related to the disposal of other miscellaneous property and equipment of $0.1 million and less than $0.1 million, respectively.

RESTRUCTURING CHARGES (RECOVERIES): Restructuring recoveries for the three months ended September 30, 2013 were due to the expiration of COBRA benefits of $0.1 million primarily related to employees at the U.S. denim facility. Restructuring charges for the three months ended September 30, 2012 included severance and other termination benefits of $0.1 million due to workforce reductions at the commission finishing facility and $0.1 million at the U.S. denim facility.

INTEREST EXPENSE: Interest expense of $7.9 million in the three months ended September 30, 2013 was $1.3 million lower than interest expense of $9.2 million in the three months ended September 30, 2012 primarily due to the exchange on July 24, 2012 of approximately $112.5 million of the Company’s related party unsecured subordinated notes for shares of Series C Preferred Stock of the Company (see Note 6 of the Notes to Consolidated Financial Statements) and the repayment of $16.7 million of the Company’s Tranche A senior subordinated notes on March 29, 2013, partially offset by higher outstanding balances on the Company’s Tranche B senior subordinated notes (related party). Non-cash payable in-kind interest expense was $4.7 million in the three months ended September 30, 2013 and $6.1 million in the three months ended September 30, 2012, with such decrease due to the same factors described above.

OTHER INCOME (EXPENSE)—NET: In the three months ended September 30, 2013 and 2012, the Company paid or accrued $4.4 million and $1.4 million, respectively, in legal fees not related to current operations. Other expense - net in the three months ended September 30, 2013 and 2012 also included foreign currency exchange losses of $0.5 million and $0.2 million, respectively, related to the Company’s operations in Mexico and China.

INCOME TAX EXPENSE: Income tax expense was $0.9 million in the three months ended September 30, 2013 in comparison with $1.2 million in the three months ended September 30, 2012. Income taxes were lower in the three months ended September 30, 2013 primarily due to certain foreign exchange effects resulting in lower taxable earnings in Mexico. The Company has tax holidays in certain jurisdictions that provide for a reduced tax rate for a defined number of taxable years in these jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets will be dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense for the three months ended September 30, 2013 is different from the amount obtained by applying statutory rates to income before income taxes primarily due to an increase of $0.9 million in the valuation allowance related to an increase in net operating loss carryforwards and $0.8 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.1 million and certain foreign and domestic business expenses that are not tax deductible. Income tax expense for the three months ended September 30, 2012 is different from the amount obtained by applying statutory rates to income before income taxes primarily due to a decrease of $0.7 million in the valuation allowance related to a decrease in net operating losses and net deferred tax assets and certain foreign and domestic business expenses that are not tax deductible.

DISCONTINUED OPERATIONS: Net sales in the Company’s discontinued CDN and ITG-PP businesses were $0.0 million in each of the three months ended September 30, 2013 and 2012. Loss from discontinued operations in the three months ended September 30, 2013 included $1.9 million related to the idled CDN facility and $0.1 million related to the planned disposition of the assets of the idled ITG-PP facility. Loss from discontinued operations in the three months ended September 30, 2012 included $2.0 million related to the idled CDN facility and $0.2 million related to the planned disposition of the assets of the idled ITG-PP facility.

Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012

Consolidated: Consolidated net sales in the nine months ended September 30, 2013 and 2012 were $472.5 million and $478.5 million, respectively, a decrease of $6.0 million, or 1.3%. The decrease in sales was primarily due to lower selling prices primarily in the denim business as market selling prices declined due to lower cotton prices, volume declines due to budget constraints impacting certain non-uniform government-related businesses and foreign military uniform products, municipal technical fabrics, and narrow fabrics, and volume declines resulting from competitive pressures in the airbag business. These decreases were partially offset by sales volume increases primarily in the denim, U.S. government uniform, synthetic fabrics and worsted wool businesses, including due to new programs in the Company’s denim and synthetic fabrics operations and in its technical fabrics business, as well as an improved product mix in the Company’s U.S. government uniform, worsted wool and technical fabrics businesses.

Gross profit in the nine months ended September 30, 2013 was $56.0 million, or 11.9% of net sales, compared to $41.7 million, or 8.7% of net sales, in the nine months ended September 30, 2012. Gross profit margins improved primarily due to the benefit of the lower cost of cotton in the denim business, an improved product mix primarily in the U.S. government uniform and synthetic fabrics businesses, and higher sales volumes primarily in the U.S. government uniform and worsted wool businesses as well as in the Company’s denim and synthetic operations, partially offset by higher manufacturing costs in the Company’s bottom-weight woven fabrics segment as well as manufacturing inefficiencies as a result of lower capacity utilization in the Company’s narrow fabrics and commission finishing segments. Operating income in the nine months ended September 30, 2013 was $24.6 million compared to $16.2 million in the nine months ended September 30, 2012, which includes a one-time gain of $6.0 million related to the sale of certain “Burlington” trademark rights in the nine months ended September 30, 2012. Excluding such gain, operating income increased in the 2013 period as compared to the same period of the prior year primarily due to the higher gross profit margins described above as well as lower selling and administrative expenses of $1.5 million and lower restructuring charges of $0.9 million, partially offset by an impairment charge of $2.0 million, each as described below.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment were $441.2 million in the nine months ended September 30, 2013 compared to $436.5 million in the nine months ended September 30, 2012. The increase in sales of $4.7 million resulted from $45.7 million of higher sales volumes primarily due to increased demand for certain specialty fabrics in the Company’s denim business, the replenishment of inventories and new product placements in the U.S. government uniform and worsted wool businesses, and improved economic conditions affecting the U.S. denim, synthetic fabrics and worsted wool businesses, as well as $3.3 million resulting from higher selling prices and an improved product mix primarily in the U.S. government uniform and worsted wool businesses. Such improvements in this segment were partially offset by lower selling prices of $33.7 million, primarily in the denim business as market selling prices declined due to lower cotton prices, as well as volume declines of $10.6 million resulting from competitive pressures in the airbag business and certain governmental budget constraints affecting the technical fabrics business and foreign military uniform fabrics.

Income in the bottom-weight woven fabrics segment was $33.2 million in the nine months ended September 30, 2013 compared to $18.7 million in the nine months ended September 30, 2012. The increase in income was primarily due to lower cotton costs and an improved product mix of $21.3 million primarily in the U.S. government uniform and synthetic fabrics businesses, and higher sales volumes of $13.7 million in all of the segment’s businesses except for the technical fabrics and airbag businesses. These improvements were partially offset by $17.4 million of higher costs related to manufacturing, selling and administration due mainly to commissions related to higher sales, and certain raw materials, as well as unfavorable impacts from changes in foreign currency exchange rates of $2.4 million and lower royalty income of $0.7 million due to the sale of certain trademark rights in July 2012.

Commission Finishing: Net sales in the commission finishing segment were $12.5 million in the nine months ended September 30, 2013 compared to $26.0 million in the nine months ended September 30, 2012. The decrease from the prior year period was primarily due to sales volume decreases of $13.5 million resulting from decreased sales to certain U.S. and foreign militaries as a result of government budget constraints and certain foreign political factors, as well as the loss of customers in the traditional commission finishing market primarily related to government budget constraints which indirectly affect these customers. Loss in the commission finishing segment was $1.4 million in the nine months ended September 30, 2013 compared to breakeven results in the nine months ended September 30, 2012. Lower labor and energy costs of $2.5 million, due to production curtailments, were offset by manufacturing inefficiencies of $3.6 million as a result of lower capacity and an unfavorable product mix of $0.3 million.

Narrow Fabrics: Net sales in the narrow fabrics segment were $18.4 million and $21.1 million in the nine months ended September 30, 2013 and 2012, respectively. The decrease from the prior year was primarily due to lower sales volumes of $3.1 million related to certain government budget pressures, partially offset by higher selling prices and an improved product mix of $0.4 million. Loss in the narrow fabrics segment was $2.4 million in the nine months ended September 30, 2013, compared to $2.0 million in the nine months ended September 30, 2012. The decrease in operating results was primarily due to manufacturing inefficiencies of $1.0 million related to lower sales volumes, partially offset by higher selling prices of $0.1 million and lower employee labor and benefit costs of $0.5 million.

All Other: Net sales in the all other segment were $0.8 million in the nine months ended September 30, 2013 and 2012, which primarily represented sales in the Company’s transportation business that incurred net losses of $0.1 million in the nine months ended September 30, 2013 compared to $0.0 million in the nine months ended September 30, 2012.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $32.4 million in the nine months ended September 30, 2013 and $33.9 million in the nine months ended September 30, 2012. As a percentage of net sales, this expense was 6.9% in the nine months ended September 30, 2013 and 7.1% in the nine months ended September 30, 2012. Selling and administrative expenses decreased in the nine months ended September 30, 2013 primarily due to lower employee medical claims expense, partially offset by higher sample and testing expenses.

OTHER OPERATING INCOME—NET: Other operating income–net includes grant income from the U.S. Department of Commerce Wool Trust Fund of $3.0 million in the nine months ended September 30, 2013 and $3.2 million in the nine months ended September 30, 2012. The Company records such grant income upon confirmation of the availability of funds from this trust. Other operating income-net in the nine months ended September 30, 2012 also includes a gain of $6.0 million related to the sale of certain “Burlington” trademark rights. Other operating income-net in the nine months ended September 30, 2013 and 2012 includes net gains related to the disposal of other miscellaneous property and equipment of $0.2 million in each period.

IMPAIRMENT CHARGE: During the nine months ended September 30, 2013, the Company recorded an impairment charge of $2.0 million related to the narrow fabrics segment primarily due to reduced sales and continued negative operating results arising from certain government budget pressures and a slower than expected increase in other product sales.

RESTRUCTURING CHARGES: Restructuring charges for the nine months ended September 30, 2013 are primarily related to workforce reductions at the Company’s commission finishing facility in the amount of $0.2 million, partially offset by the expiration of COBRA benefits related to certain prior year restructuring plans of $0.1 million. Restructuring charges in the nine months ended September 30, 2012 include severance and other termination benefits of $0.3 million related to workforce reductions at the commission finishing facility, $0.2 million at a denim facility in Mexico, $0.4 million at the U.S. denim facility and $0.1 million from the Company’s multi-segment selling and administrative cost reduction plan.

INTEREST EXPENSE: Interest expense of $23.0 million in the nine months ended September 30, 2013 was $10.8 million lower than interest expense of $33.8 million in the nine months ended September 30, 2012 primarily due to the exchange on July 24, 2012 of approximately $112.5 million of the Company’s related party unsecured subordinated notes for shares of Series C Preferred Stock of the Company (see Note 6 of the Notes to Consolidated Financial Statements) and the repayment of $16.7 million of the Company’s Tranche A senior subordinated notes on March 29, 2013, partially offset by higher outstanding balances on the Company’s Tranche B senior subordinated notes (related party) and the Tranche A senior subordinated notes prior to their repayment in March 2013. Non-cash payable in-kind interest expense was $14.1 million in the nine months ended September 30, 2013 and $24.5 million in the nine months ended September 30, 2012, including $13.6 million and $22.7 million, respectively, of non-cash related party interest expense. Also partially offsetting the reduced interest expense were higher interest costs in the nine months ended September 30, 2013 due to increased penalty interest amounts on the Tranche A senior subordinated notes prior to their repayment in March 2013.

OTHER INCOME (EXPENSE)—NET: In the nine months ended September 30, 2013 and 2012, the Company paid or accrued $8.2 million and $4.0 million, respectively, in legal fees not related to current operations. In the nine months ended September 30, 2013 and 2012, the Company recorded $0.0 million and $0.9 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company. Other expense - net in the nine months ended September 30, 2013 and 2012 also included foreign currency exchange losses of $1.8 million and $0.6 million, respectively, related to the Company’s operations in Mexico and China.

INCOME TAX EXPENSE: Income tax expense was $1.4 million in the nine months ended September 30, 2013 in comparison with $2.5 million in the nine months ended September 30, 2012. Income taxes were lower in the nine months ended September 30, 2013 primarily due to deferred income tax benefits from the Company’s subsidiaries in Mexico resulting from certain statutory income tax rate reductions, certain foreign exchange effects resulting in lower taxable earnings in Mexico, and management's determination to release certain income tax valuation allowances under GAAP. The Company has tax holidays in certain jurisdictions that provide for a reduced tax rate for a defined number of taxable years in these jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets will be dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense for the nine months ended September 30, 2013 is different from the amount obtained by applying statutory rates to income before income taxes primarily due to an increase of $4.6 million in the valuation allowance related to an increase in net operating loss carryforwards and $0.2 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.5 million and certain foreign and domestic business expenses that are not tax deductible. Income tax expense for the nine months ended September 30, 2012 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $12.1 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets and $1.3 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.6 million and certain foreign and domestic business expenses that are not tax deductible.

DISCONTINUED OPERATIONS: Net sales in the Company’s discontinued ITG-PP business, which was deconsolidated on May 25, 2012, were $0.0 million and $6.2 million in the nine months ended September 30, 2013 and 2012, respectively, and net sales in the CDN business were $0.0 million in each period. Loss from discontinued operations in the nine months ended September 30, 2013 included $5.7 million related to the CDN business and less than $0.1 million related to the planned disposition of the assets of the idled ITG-PP facility. Loss from discontinued operations in the nine months ended September 30, 2012 included $5.8 million related to the CDN business and $5.5 million related to the planned disposition of the assets of the idled ITG-PP facility. The Company recorded a loss on deconsolidation of the ITG-PP business of $22.2 million in the nine months ended September 30, 2012, which is also included in discontinued operations, of which $22.0 million is a non-cash loss.

NONCONTROLLING INTERESTS: Net losses attributable to noncontrolling interests were $0.0 million in the nine months ended September 30, 2013 and $2.7 million in the nine months ended September 30, 2012. Amounts in the 2012 periods resulted primarily from the idling of ITG-PP.

Liquidity and Capital Resources

The Company has a significant amount of debt outstanding and will require substantial cash flows to service this debt in future periods. A substantial portion of the Company’s debt is payable by various of the Company’s subsidiaries organized in foreign jurisdictions and is non-recourse to the ITG parent company. In addition, a substantial portion of the Company’s debt, $158.7 million at September 30, 2013, is payable to related parties (namely, certain entities affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board and controlling stockholder). As previously disclosed, the Company amended or refinanced certain credit agreements in the first three months of 2013 that extended the maturities of those instruments and resulted in the extinguishment of certain high interest rate debt in the U.S. In addition, on June 18, 2013, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”) entered into a $5.0 million credit facility providing for the purchase of machinery and equipment, of which $2.1 million has been drawn as of September 30, 2013. Parras Cone can draw the remaining amount under this credit facility until December 2013 as machinery or equipment is purchased or delivered.

The Company’s consolidated balance sheet as of September 30, 2013 includes a total of $52.6 million outstanding under the CDN Loan and the CZF Lease (each as defined in Note 16 to the Notes to Consolidated Financial Statements) (collectively, the “Obligations”), and $24.8 million of assets securing such obligations (the “ Security Assets”). As of October 7, 2013, as a result of the execution and effectiveness of certain agreements relating thereto (see Note 16 of the Notes to Consolidated Financial Statements), the Obligations have been fully extinguished and the Company has derecognized the Obligations and Security Assets as of October 7, 2013 in its consolidated balance sheet.

The following table presents an unaudited pro forma summary of the Company’s debt obligations payable to unrelated third parties as of September 30, 2013 as if the derecognition of the CDN Obligations occurred on September 30, 2013 (in thousands). The following unaudited pro forma summary has been prepared by the management of the Company for illustrative purposes only and is not indicative of the balances that will be presented in the Company’s future filings with the SEC. Amounts in the column labeled “U.S.” represent debt guaranteed by, or otherwise with recourse to, the ITG parent company. Amounts in the column labeled “International” represent debt of various of the Company’s international subsidiaries, but not guaranteed by, or with recourse to, the ITG parent company.

	September 30, 2013 (Pro Forma)
	U.S.	International	Total

Current portion of long-term debt	$3,012	$23,365	$26,377
Short-term borrowings	5,254	40,237	45,491
	8,266	63,602	71,868
Bank debt and other long-term obligations, net of current maturities	65,429	22,725	88,154
Total third party debt	$73,695	$86,327	$160,022

The ITG parent company (U.S.) has also guaranteed an additional $6.3 million of certain of the above international debt through stand-by letters of credit which is not included in the table above.

None of the Company’s Tranche B Notes payable to related parties ($158.7 million at September 30, 2013) is current or short-term.

As disclosed above, the Company obtained additional financing and refinanced certain debt obligations during the nine months ended September 30, 2013, and the Company’s principal uses of cash were to fund operations related to working capital needs, capital expenditures, pension plan contributions, and payment of principal, interest and fees on various indebtedness. The Company expects that its cash uses in the remainder of 2013 will be for similar matters. Our significant leverage may adversely affect our business and financial performance and restrict our operating flexibility. The level of our indebtedness and our ongoing cash flow requirements expose the Company to a risk that continued or additional adverse economic developments or adverse developments in our business could make it difficult to meet the financial and operating covenants contained in our credit facilities. Our success in generating future cash flows will depend, in part, on our ability to manage working capital efficiently, continue to reduce operating costs at our plants, increase selling prices to offset higher raw material or other costs and increase revenue in all segments of our business.

In the event that the Company or one of its subsidiary borrowers is not able to timely meet its obligations under any financing agreement, a lender or other secured party may have rights to proceed against any collateral securing such obligations. The Company has estimated that the fair value of the collateral securing its obligations is sufficient to satisfy such debt obligations. In such event, however, the Company expects it would seek to amend those agreements, or enter into replacement financing arrangements to satisfy its obligations. There can be no assurances as to the availability of any necessary long-term financing and, if available, that any potential source of long-term financing would be available on terms and conditions acceptable to the Company. The inability to complete any necessary financings at times, and on terms, acceptable to the Company, or the exercise of any available remedies by lenders, which could result in the acceleration of such indebtedness or, in some instances, the right to proceed against the underlying collateral, would negatively affect the Company’s ability to execute on its strategy and have a material adverse effect on the Company’s financial condition and future results of operations.

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

During the nine months ended September 30, 2013, the Company’s principal sources of funds consisted of borrowings under revolving loans, proceeds from term loans and short-term borrowings under bank financing facilities, and the sale of certain accounts receivable under factoring agreements. The primary cash requirements of our business have been, and are expected to continue to be, for significant debt service, working capital needs, costs for employee labor and benefits, and for capital expenditures. Increased sales and positive earnings are critical for the Company to ensure adequate funds to meet its debt service requirements and maintain compliance with the Company’s debt covenants in the future; however, the Company can provide no assurances that it will be able to increase its sales and earnings as necessary, including for reasons outside of the Company's control, including consumers or retailers deferring purchases due to uncertainty with current and future global economic conditions, which could result in a material adverse effect on our financial condition and results of operations.

Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012

OPERATING ACTIVITIES: Net cash provided by operating activities was $1.8 million in the nine months ended September 30, 2013 compared to $29.1 million in the nine months ended September 30, 2012. The decrease in cash flows was primarily due to higher expenditures for inventory to support increased sales orders, the unfavorable impact of foreign exchange rates, higher cash taxes in Mexico due to positive earnings and higher contributions to the Company’s pension plan, partially offset by higher cash flows from improved earnings.

INVESTING ACTIVITIES: Net cash used in investing activities was $5.0 million in the nine months ended September 30, 2013 compared to $0.4 million in the nine months ended September 30, 2012. Capital expenditures were $3.3 million in the nine months ended September 30, 2013 and $0.8 million in the nine months ended September 30, 2012, and capital expenditures are projected to be approximately $4.5 million to $5.0 million in all of 2013. Investing activities in the nine months ended September 30, 2013 included a $2.2 million deposit on equipment to be purchased in the fourth quarter of 2013. In the nine months ended September 30, 2013 and 2012, the Company received net cash proceeds of $0.1 million and $0.8 million, respectively, from the sale of property, plant and equipment. Investing activities in the nine months ended September 30, 2013 and 2012 also included $0.0 million and $0.1 million of investments in and advances to the Company’s unconsolidated affiliates, respectively, and $0.5 million and $0.0 million of distributions from the Company’s unconsolidated affiliates, respectively.

FINANCING ACTIVITIES: Net cash provided by financing activities of $3.1 million in the nine months ended September 30, 2013 reflects proceeds from increased bank revolving lines of credit of $13.9 million, repayment of term loans and capital lease obligations of $13.4 million, proceeds from the issuance of new term loans of $12.4 million, net proceeds from short-term bank borrowings of $7.7 million related mainly to the Company’s operations in China, the payment of financing fees of $0.8 million, and the repayment of the principal amount of certain Notes of $16.7 million using proceeds primarily from the refinanced bank debt and related activities. Net cash used in financing activities of $29.2 million in the nine months ended September 30, 2012 reflects net repayments of short-term bank borrowings of $12.7 million primarily related to Cone Denim (Jiaxing) Limited and U.S. cotton financing, repayments of term loans and capital lease obligations of $11.0 million, net repayments of $4.8 million on bank revolving loans, payment of fees related to the issuance of preferred stock of $0.5 million, and payment of financing fees of $0.2 million.

See Notes 5 and 6 of the Notes to Consolidated Financial Statements included herein for a discussion of the Company’s long-term debt, short-term borrowings and preferred stock.

Commitments

As of September 30, 2013, the Company had raw material and service contract commitments totaling $47.5 million and capital expenditure commitments of $2.1 million. ITG plans to fund these obligations from cash generated from operations and, depending upon limitations in its various loan agreements and to the extent available to the Company, from a combination of borrowings under its 2011 Credit Agreement and other external sources of financing as management deems appropriate. ITG believes that future external financings may include, but may not be limited to, additional borrowings under existing, or any new, credit agreements, the issuance of equity or debt securities or additional funding from certain entities affiliated with the chairman of the Company’s board of directors, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

At December 31, 2012, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $16.3 million. The Company contributed $2.2 million to this plan during 2012, and $2.7 million in the nine months ended September 30, 2013. The Company estimates that it will make total contributions to this plan of approximately $3.3 million in the 2013 fiscal year. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employee reductions, if any) and other actuarial assumptions.

Off-Balance Sheet Arrangements

As of September 30, 2013, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of September 30, 2013 or December 31, 2012, except as noted herein.

In 2011, the Company entered into the Guaranty in favor of Fund IV. Pursuant to the Guaranty, the Company has guaranteed the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of September 30, 2013, the total obligations under such letters of credit guaranteed by the Company were $6.5 million. In each of the nine months ended September 30, 2013 and 2012, the Company incurred guarantee fees of $0.5 million. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

Derivative Instruments

Derivative instruments used by the Company for foreign currency, cotton, wool and natural gas purchases consist primarily of forward purchase contracts. The Company does not utilize financial instruments for trading or other speculative purposes. The Company has historically qualified for the “normal purchases exception” under GAAP for derivatives related to its cotton and wool forward purchase contracts and certain of its natural gas contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies and has designated such instruments as cash flow hedges under hedge accounting rules in the three months ended September 30, 2013. The Company did not designate its natural gas forward purchase contracts as hedges for any of the periods presented herein. The fair value of derivative instruments recognized in the September 30, 2013 and December 31, 2012 consolidated balance sheets were $0.1 million and $0.0 million, respectively. The amount of gain recognized in other comprehensive income related to the effective portion of derivative instruments was $0.1 million in the three and nine months ended September 30, 2013 and $0.0 million in the three and nine months ended September 30, 2012. The total amount of net gains (losses) on derivative instruments recognized in the consolidated statements of operations was less than $0.0 million in the three months ended September 30, 2013 and 2012, and less than $0.0 million and $(0.1) million in the nine months ended September 30, 2013 and 2012, respectively.

Critical Accounting Policies, Assumptions and Estimates

This management’s discussion and analysis of the Company’s financial position and results of operations is based on the Company’s unaudited consolidated financial statements and related notes. A summary of significant accounting policies applicable to the Company’s operations is disclosed in Note 1 to the Consolidated Financial Statements included in the Annual Report, and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. As of September 30, 2013, there were no changes in the nature of the Company’s then-existing critical accounting policies or the application of those policies from those disclosed in the Annual Report.

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

During the quarter ended September 30, 2013, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a- 15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

The third and fourth paragraphs of Note 9 to the Company’s consolidated financial statements included elsewhere herein are incorporated herein by reference.

ITEM 6.           EXHIBITS

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEXTILE GROUP, INC.

November 8, 2013
	By:	/s/ Gail A. Kuczkowski
Gail A. Kuczkowski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)