Form 10-K
period 2013-12-31
INTERNATIONAL TEXTILE GROUP INC
filed 2014-03-26
CIK 918964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based upon the assumption, solely for purposes of this computation, that W.L. Ross & Co. LLC and its affiliates (the majority stockholders of the Company) and all of the officers and directors of the registrant were affiliates of the registrant) as of the last business day of the registrant’s most recently completed second fiscal quarter was $319,124.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of March 15, 2014, was 17,468,327.

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

In addition to changes to the underlying beliefs and assumptions, developments with respect to, the following, or other factors, could cause our actual results to differ materially from those made or implied by any forward-looking statements:

•	national, regional and international economic conditions and the continued uncertain economic outlook;
•

adverse changes or increases in U.S. government policies that are unfavorable to domestic manufacturers, including among other things, significant budget constraints and potential further cost reductions in various governmental agencies, including the U.S. Defense Department, that could result from the ongoing sequestration process and could affect certain of our businesses and result in impairments of our goodwill and/or indefinite lived intangible assets;

•	our financial condition, which may put us at a competitive disadvantage compared to our competitors that have less debt;
•	our ability to generate sufficient cash flows, improve our liquidity or fund significant capital expenditures;
•	significant increases in the underlying interest rates on which our floating rate debt is based;
•	our ability to comply with the covenants in our financing agreements, or to obtain waivers of these covenants when and if necessary;
•	our ability to repay or refinance our debt currently due or as it becomes due;
•	actions by our lenders to accelerate any of our indebtedness or proceed against the collateral securing such indebtedness;
•	lower than anticipated demand for our products;
•	our dependence on the success of, and our relationships with, our largest customers;
•	our ability to develop new products that gain customer acceptance;
•	competitive pricing pressures on our sales, and our ability to achieve cost reductions required to sustain global cost competitiveness;
•	significant increases or volatility in the prices of raw materials and rising energy costs, and our ability to plan for and respond to the impact of those changes;
•	risks associated with foreign operations and foreign supply sources;
•	successfully maintaining and/or upgrading our information technology systems;
•	our ability to protect our proprietary information and prevent or enforce third parties from making unauthorized use of our products and technology;
•	the funding requirements of our defined benefit pension plan or lower than expected investment performance by our pension plan assets;
•	changes in existing environmental laws or their interpretation, more vigorous enforcement by regulatory agencies or the discovery of currently unknown conditions;
•	changes in, appeals of, or other judicial inquiry into the settlement agreement relating to certain ongoing litigation described herein; and
•	risks associated with cyber attacks and information technology breaches.

Forward-looking statements also make assumptions about risks and uncertainties. Many of these factors are beyond the Company’s ability to control or predict and their ultimate impact could be material. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

PART I

ITEM 1.     BUSINESS

Company Overview

Business

International Textile Group, Inc. (“ITG”, the “Company”, “we”, “us” or “our”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations principally in the United States, Mexico, and China. The Company believes it is one of the world’s largest and most diversified producers of denim fabrics and the largest producer of better denim fabrics for products distributed through department stores and specialty retailers. In addition, the Company believes it is one of the largest worsted wool manufacturers and commission printers and finishers in North America, and is a leading developer, marketer and manufacturer of other fabrics and textile products. ITG’s long-term focus includes realizing the benefits of its global expansion, including reaching full production at the Company’s facilities in China, as described below.

The Company, a Delaware corporation incorporated in 1994, was formerly known as Safety Components International, Inc. (“SCI”). The Company combined with a company formerly known as International Textile Group, Inc. (“Former ITG”) in October 2006 (the “Merger”) in a negotiated transaction. Upon completion of the Merger, SCI changed its name to “International Textile Group, Inc.”

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

Worsted and synthetic fabrics are marketed under the Burlington® WorldWide and Raeford® Uniform brand names. Worsted fabrics include 100% wool and wool blended fabrics primarily targeted at branded men’s apparel customers and the uniform career apparel trade. Worsted fabrics marketed under the Burlington WorldWide brand name are also produced for the military dress uniform business. The Company believes it is the largest producer of worsted fabrics for products produced for the U.S. military and fabrics protected by the Berry Amendment legislation, which generally requires that U.S. military uniform fabric be manufactured in the United States. Synthetic fabrics include 100% polyester, nylon and polyester blended fabrics with wool, rayon and lycra. These products are targeted for the production of men’s and women’s apparel, performance activewear and uniform career apparel. The Company also produces technical and value added fabrics used in a variety of niche industrial and commercial applications including highly engineered materials used in numerous applications and a broad range of industries, such as fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers.

The Company owns and operates a dyeing and finishing plant in China, which supports the Company’s synthetic apparel business, primarily for customers who cut garments in the Eastern hemisphere. Targeted areas of growth for this plant include expansion of the protective barrier fabrics business as well as the activewear business in both the U.S. and Europe, increased commission processing of apparel and interior furnishings fabrics for other Chinese mills, and increased market share in the men's apparel business.

Through its automotive safety business, the Company produces automotive airbag fabrics, which are components of airbag modules. Component manufacturers such as the Company that sell their products to airbag module integrators are generally referred to as Tier 2 suppliers to the automotive industry. Airbag module integrators, which sell complete airbag modules to automobile manufacturers, are generally referred to as Tier 1 suppliers to the automotive industry. Tier 1 suppliers generally produce a majority of the components required for a complete airbag module, but outsource varying portions of non-proprietary components, such as airbag fabric and airbag cushions, to Tier 2 suppliers that specialize in the production of individual airbag components. The Company has positioned itself as one of only a limited number of independent airbag fabrics suppliers in North America, and also exports airbag fabric into Europe.

Commission Finishing

The Company manufactures fabrics for battle dress uniforms (camouflage) sold primarily to the U.S. Government and to government contractors. The Company is a significant producer of military prints that are used to service the battle dress uniform business primarily for the United States government, but also for other governments and commercial interests. The Company believes it is one of the largest commission printers and finishers in North America. Commission textile dyeing, printing and finishing services are also provided by the Company for decorative fabrics and specialty prints. The Company’s capabilities in this business include preparation, surface enhancement, dyeing and finishing services.

Narrow Fabrics

The narrow fabrics segment consists of narrow webbing products for safety restraint products such as seat belts, as well as for military and technical uses including webbing for backpacks, parachute cords, duffel bags, helicopter slings, hose coverings and fall protection.

All Other

The all other segment consists of operations related to transportation services and other miscellaneous items.

Discontinued Operations

The Company deconsolidated all operations related to its ITG-Phong Phu Joint Venture facility in Vietnam (“ITG-PP”) as of May 25, 2012. Also as described herein, on October 7, 2013, substantially all of the operating assets of the Company’s facility in Nicaragua (Cone Denim de Nicaragua or "CDN") were transferred to a third party in full settlement of CDN’s debt and lease financing obligations. The results of operations related to the ITG-PP and CDN businesses are presented as discontinued operations for all periods presented in this Form 10-K. For more information regarding the deconsolidation of ITG-PP and the derecognition of CDN, see Note 2 of the Notes to Consolidated Financial Statements.

Segment and Geographic Information

The Company generally attributes its revenues based on the shipping destination of products and attributes its long-lived assets to a particular country based on the location of the assets within each of the Company’s production facilities (see Item 2. “Properties”). The following table presents sales from continuing operations and long-lived assets (including long-lived assets classified as assets held for sale) by reportable segment and geographic area as of and for the fiscal years ended December 31, 2013 and 2012 (in thousands).

	Year Ended December 31, 2013	Year Ended December 31, 2012

Net Sales:
Bottom-weight Woven Fabrics	$578,348	$566,340
Commission Finishing	21,287	30,929
Narrow Fabrics	24,123	26,801
All Other	958	1,035
	624,716	625,105
Intersegment sales	(504)	(6,030)
	$624,212	$619,075

	Year Ended December 31, 2013	Ended Year December 31, 2012
Net Sales:
United States	$260,859	$274,309
Mexico	212,024	219,411
Other Foreign	151,329	125,355
	$624,212	$619,075

	December 31, 2013	December 31, 2012
Long-lived Assets:
United States	$23,525	$27,383
China	57,880	63,525
Mexico	24,046	24,084
Nicaragua	—	25,989
	$105,451	$140,981

Business Strategy and International Initiatives

ITG’s strategy is to be the leading global supplier of solution-based, value-added performance products and services for the textile supply chain. Combined with capabilities in the U.S. and Mexico, the Company’s facilities in China are a key part of the Company’s comprehensive global supply chain solution that is intended to allow the Company to seamlessly supply products and related services to customers worldwide. We believe geographically aligning with our customers is a critical component of our success.

Cone Denim (Jiaxing) Limited, a technologically advanced vertical denim plant in the city of Jiaxing, Zhejiang Province, China, was established in 2007 as a joint venture 51% owned by the Company. In September 2011, the Company acquired the remaining 49% noncontrolling interest in Cone Denim (Jiaxing) Limited, which resulted in the termination of the joint venture investment agreement. Cone Denim (Jiaxing) Limited provides customers with an option for high quality, premium denims produced in China, which we believe is undersupplied despite the high level of capacity for basic denims in China. Cone Denim (Jiaxing) produced over 23 million yards of fabric in 2013, a 64% increase over the previous year, as a result of increased demand and higher net sales in 2013. Chinese cotton prices and U.S. cotton quotas impact volume and pricing out of this facility.

The Company owns a fabric dyeing and finishing plant in Jiaxing, China. Jiaxing Burlington Textile Company Limited is a high-technology, high-quality piece dyeing and finishing plant that produces synthetic apparel fabrics and contract interior furnishing fabrics. As sales demand has increased, this facility has expanded its capacity utilization, and production of fabric in 2013 and 2012 approximated 10 million and 8 million yards, respectively, as a result of increased demand and higher net sales in 2013.

The Company’s international initiatives, including its significant foreign operations and exports to foreign markets, remain subject to a number of risks not attendant to operations in the United States, including, but not limited to, disruptions of markets, changes in import and export or other laws, changes in future quantitative limits, duties or tariffs, currency restrictions and currency exchange rate fluctuations.

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

The Company’s business is dependent on the success of, and its relationships with, its largest customers. No single customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2013, and one customer, V.F., Corporation, accounted for approximately 10% of the Company’s net sales in 2013 and 2012. Additionally, the Company believes that Levi Strauss & Co. (“Levi Strauss”) is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products. Although Levi Strauss is not directly liable in any way for the payment by any of those producers for fabric purchased from the Company, the Company believes that continued sales to Levi Strauss’ garment producers are dependent upon the Company maintaining a strong supplier/customer relationship with Levi Strauss. The loss of any key customer, a material slowdown in the business of one of its key customers or a worsening of certain supplier/customer relationships could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position.

Competition

The worldwide textile industry is highly fragmented and competitive. The industry, in certain of the Company’s segments, is characterized by low barriers to entry, many regional and local competitors and a significant number of global competitors. No single company dominates the market, and many companies compete only in limited segments of the industry. Certain of the Company’s products also compete with non-textile products. In many markets, the Company competes with large, integrated enterprises, as well as small, niche regional manufacturers. Textile competition is based in varying degrees on price, product styling and differentiation, quality, response time and customer service. The importance of each of these factors depends upon the needs of particular customers and, within certain of the Company’s segments, the degree of fashion risk inherent in the product.

Competition is based on various criteria, including ability to meet stringent performance and technical requirements and similarly high ongoing quality standards, ability to develop seasonal programs and keep up with temporary and/or seasonal demand, ongoing technical and design innovation, on-time delivery, creating solutions that meet customer needs, and price. The Company is focused on creating value-added performance products and services using advanced technical and design innovations across several key businesses, and attempting to differentiate the performance of its textile products from its competitors. The Company believes that it has a strong brand heritage and certain key core competencies, including in technical product development, product quality, yarn and fabric formation, color application and color consistency, application of technology to greige fabrics, and proprietary technology transfer, all of which allow the Company to increase the breadth of its value-added product lines to customers and compete more effectively.

Imports of foreign-made textile and apparel products, such as denim, men’s worsted wool tailored suiting fabrics, men’s and women’s synthetic active wear fabrics, and dobby fabric used in the commercial and institutional contract interior furnishings market, are a significant source of competition. While imports of textile and apparel garments from Asia have recently leveled off, the Company cannot predict the level of future imports from China, Vietnam and similar countries that may have price advantages as a result of lower labor costs and improving production and distribution facilities. Any future growth of imports could place competitive pressures on the Company’s U.S. and Mexican manufacturing locations. The Company has strategically located certain of its operations in China in order to, among other things, more effectively compete with lower cost producers, and believes that its geographic manufacturing diversity provides certain competitive benefits including the ability to increase lower cost production based on industry conditions.

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

The Company’s current automotive safety business generally competes with various Tier 2 suppliers for airbag fabric sales. The automotive supply market, which includes the airbag fabric business in which the Company’s automotive safety business operates, is also highly competitive. Some of the Company’s competitors may have greater financial or other resources than the Company, or may be more diversified in product offerings than the Company, although the Company believes it is well positioned to compete in this market based on its long history of providing high quality products meeting stringent technical manufacturing requirements.

Raw Materials

The Company uses many types of fiber, both natural (principally cotton and wool) as well as synthetic (polyester, nylon, polypropylene, acrylic, rayon, Tencel®, Nomex, and acetate), in the manufacture of its textile fabrics. The Company sources raw materials from a range of suppliers and strives to maintain multiple relationships for all key materials to limit exposure to any one supplier. Other materials, such as dyes and chemicals, are generally available, but, as in the case of the Company’s primary raw materials, continued availability is dependent to varying degrees upon the adequacy and cost of the polymers used in production, as well as petroleum prices.

Cotton and wool are generally available from a wide variety of domestic and foreign sources. Because our customers generally do not purchase our products under long-term supply contracts, but rather on a purchase order basis, we seek to ensure that products are available to meet customer demands while effectively managing inventory levels. The Company’s bottom-weight woven fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet expected operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. Prices for cotton and wool have declined in recent periods from historical highs. However, prices continue to fluctuate and cotton prices remain high as compared to historical levels. In response to higher raw material costs in the open market or under our committed purchase contracts, we have in recent periods been able to increase sales prices to some extent in order to maintain sufficient margins, and we expect to continue to attempt to increase sales prices as necessary in the future.

Synthetic fibers, principally polyester, are also generally available from a wide variety of sources both domestically and abroad. However, the prices of those fibers are influenced heavily by demand, manufacturing capacity, petroleum prices and the cost of the underlying polymers. Petroleum prices have fluctuated over recent periods, although such prices remain high compared to historical levels, which has increased our costs and negatively impacted our margins in recent periods.

While we have been able to pass on some increased raw material costs to our customers, the Company’s margins were negatively impacted by higher raw material and energy costs that remained in the Company’s inventories primarily during the first half of 2012. If the Company incurs increased raw material or other costs that it is unable to recoup through price increases, or if decreases in raw material prices lead to downward pressures on the Company’s sales prices while higher costs remain in the Company’s inventories, or if we experience interruptions in raw materials supply, our business, results of operations, financial condition and cash flows may be adversely affected.

Employees

As of December 31, 2013, the Company employed approximately 4,800 individuals worldwide on a full time basis. The Company believes it is in full compliance with federally regulated minimum wage requirements in all of its locations. Employees at the Company’s White Oak and Boykins plants in the United States and at its facilities in Mexico and China are unionized. The Company has not experienced any work stoppages related to its work force and considers its relations with its employees and all unions currently representing its employees to be good.

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

Customers of the automotive safety business often require the Company’s products to meet specific requirements for design validation. The Company and its customers jointly participate in design and process validations and customers have reliability and performance criteria which must be met prior to qualifying suppliers and awarding a purchase order. The Company also performs process capability studies and designs experiments to determine whether the manufacturing processes meet or exceed the quality levels required by each customer. In addition, certain customers in the Company’s other businesses require or request stringent compliance with various guidelines related to, among others, labor, employee health and safety, legal, ethical, consumer safety, environmental and other corporate social responsibility issues. The Company’s practices under such programs have been well received to date.

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

Research and Development

The Company is committed to research and development of new products, product and process improvements, and improving the quality of its existing products. These efforts are primarily channeled toward improving the quality, styling and performance of its fabrics and related products. The Company’s research and development costs were approximately $6.6 million in each of 2013 and 2012.

Both Burlington WorldWide and Cone Denim have a history of research and development projects which have resulted in new products such as denim fabrics with unique appearances, specialty fabrics with performance characteristics such as moisture wicking and stain repellency, and fabric with fire retardant properties. The Company’s Burlington Labs group, which is a part of the bottom-weight woven fabrics segment, works with technology vendors to develop new fabric innovations in exchange for exclusivity commitments from these vendors on new products and to explore and develop proprietary technologies exclusive to Burlington WorldWide, including chemical formulations, fiber enhancements and fabric processing applications designed to lead to new fabric innovations. These innovations include odor absorption, insect repellency, flame retardancy and sun protection properties woven into fabrics without compromising hand aesthetics and appearance. These products are generally used in activewear and military apparel as well as in hospitals and home fashions. Cone Denim is recognized worldwide for value-added product innovation and market forward fashion, and its Cone 3D group is engaged in a number of new proprietary product development efforts intended to further expand the Company’s value-added product line. For example, Cone Denim’s recent development efforts have resulted in it being qualified to offer final product recycled bottle content certification to end users.

Intellectual Property

The Company maintains a portfolio of patents, trade secrets, trademarks and copyrights. The Company and its affiliates hold a number of patents that relate to technical improvements, and the enhancement of product performance, with respect to airbag fabric and technical related products, which will expire at various times in the future. The Company also has several registered trademarks for brand names for some of its technical fabrics. While the Company’s intellectual property portfolio is an important Company asset, neither its business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret. As the laws of many countries do not protect intellectual property to the same extent as the laws of the United States, the Company cannot ensure that it will be able to adequately protect its intellectual property assets outside of the United States. The failure to protect our intellectual property assets could have a material adverse effect on our business.

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

Restructuring Activities in the Commission Finishing Segment

Beginning in the second quarter of 2012, workforce reductions of mostly hourly employees have been made at the Company’s commission finishing facility primarily as a result of the Company’s ongoing cost saving initiatives as well as the outlook for lower product demand in certain of the segment’s government contract businesses. Workforce reductions of 27 employees were made at the commission finishing facility resulting in severance and other termination benefits of $0.1 million in 2013. Workforce reductions of 50 employees were made at the commission finishing facility resulting in severance and other termination benefits of $0.2 million in 2012.

Restructuring Activities in the Bottom-weight Woven Fabrics Segment

Hourly and salaried workforce reductions of 45 employees undertaken at the U.S. denim facility resulted in severance and other termination benefits of $0.3 million recorded in 2012. Salaried workforce reductions of 21 employees undertaken at a denim facility in Mexico resulted in severance and other termination benefits of $0.3 million in 2012. These workforce reductions were primarily attributable to the Company’s ongoing cost saving initiatives and, in the case of activities at the U.S. denim facility, the outlook for lower product demand at this facility. Restructuring recoveries in 2013 were due to the expiration of COBRA benefits of $0.1 million primarily related to employees at the U.S. denim facility.

Other Restructuring Activities

Certain cost reduction programs associated with selling, administrative and other functions at the Company’s corporate headquarters and other locations resulted in the termination of approximately 15 employees in 2012, and the Company recorded pension settlement charges of less than $0.1 million in 2013 and $0.1 million in 2012 related to these programs.

ITEM 2.      PROPERTIES

The Company’s corporate headquarters are located in Greensboro, North Carolina in a facility that is leased by the Company, and the Company owns all of its manufacturing facilities. The Company believes all facilities and machinery and equipment are in good condition and are suitable for the Company’s needs. The Company’s principal manufacturing and distribution facilities at December 31, 2013 are listed below:

PRINCIPAL PROPERTIES

Facility Name (Location)	Products and Segment	Country Location	Approximate Floor Area (Sq. Ft.)
Burlington Finishing Plant (Burlington, North Carolina)	Synthetic apparel and interior furnishings fabrics finishing (1)	U.S.	426,000
Boykins Plant (Boykins, Virginia)	Narrow webbing (2)	U.S.	213,000
Carlisle Finishing Plant (Carlisle, South Carolina)	Commission finishing and government (3)	U.S.	665,000
Dunean Plant (Greenville, South Carolina)	Automotive safety and technical fabrics (1)	U.S.	826,000
Raeford Plant (Raeford, North Carolina)	Apparel and government (worsted) (1)	U.S.	647,000
Richmond Plant (Cordova, North Carolina)	Apparel, government and automotive safety (synthetic, worsted) (1)	U.S.	556,000
White Oak Plant (Greensboro, North Carolina)	Apparel (denim) (1)	U.S.	1,567,000
Casimires Plant (Yecapixtla, Morelos)	Apparel (worsted) (1)	Mexico	699,000
Cone Denim Jiaxing Plant (Jiaxing Zhejiang)	Apparel (denim) (1)	China	630,000
ITG-Phong Phu Plant (DaNang)	Idled facility (4), (5)	Vietnam	513,000
Jiaxing Burlington Textile Company (Jiaxing, Zhejiang)	Apparel (synthetic) and interior furnishings fabrics finishing (1)	China	187,000
Parras Cone Plant (Parras de la Fuente, Coahuila)	Apparel (denim) (1)	Mexico	652,000
Summit Yarn Plant (Yecapixtla, Morelos)	Apparel (denim) (1), (4)	Mexico	280,000
Yecapixtla Plant (Yecapixtla, Morelos)	Apparel (denim) (1)	Mexico	493,000

(1)	Bottom-weight woven fabrics segment
(2)	Narrow fabrics segment
(3)	Commission finishing segment
(4)	Joint venture
(5)	The operations of ITG-PP have been deconsolidated as of May 25, 2012 as a result of the Company having entered into the Enforcement Agreement described elsewhere herein.

ITEM 3.     LEGAL PROCEEDINGS

In the ordinary course of business and from time to time, we are involved in various pending or threatened legal proceedings. The Company may also be liable for environmental contingencies with respect to environmental cleanup activities. We cannot predict with certainty the outcome of any legal or environmental proceedings to which we are, or are threatened to become, a party. In our opinion, however, adequate liabilities have been recorded for losses that are probable to result from presently known and expected legal proceedings and environmental remediation requirements and are reasonably estimable. If such liabilities prove to be inadequate, however, it is reasonably possible that we could be required to record a charge to our earnings that could be material to our financial condition, results of operations and cash flows in a particular future period.

The Company has previously disclosed that it is a party, as a nominal defendant only, to a consolidated class action lawsuit and related derivative action (together, the “Consolidated Action”), which consolidated three factually identical lawsuits filed in 2008 and 2009 under the caption In re International Textile Group, Inc. Merger Litigation, pending in the Court of Common Pleas, Greenville County, South Carolina (the “Court”), C.A. No. 2009-CP-23-3346. The Consolidated Action relates to the Merger. The Consolidated Action names as defendants, among others, certain individuals who were officers and directors, and certain stockholders, of Former ITG or the Company at the time of, and an entity which was an independent financial advisor to the Company in connection with, the Merger (the “Non-Company Defendants”). The plaintiffs in the Consolidated Class Action contend that certain of the Non-Company Defendants breached certain fiduciary duties, and have also made related claims, in connection with the Merger.

On February 19, 2014, the Company, as a nominal defendant, the plaintiffs and the Non-Company Defendants entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) relating to the Consolidated Action. The Settlement Agreement, which was preliminarily approved by the Court on February 19, 2014 and remains subject to the final approval of the Court as described below, provides, among other things, that in settlement of the Consolidated Action, (i) certain of the Non-Company Defendants will make an aggregate $36.0 million cash payment thereunder (the “Cash Settlement”), which includes a $16.0 million cash payment from the independent financial advisor and its insurers and a $20.0 million cash payment from other Non-Company Defendants and their insurers, (ii) $21.9 million in principal and accrued interest of the Company’s senior subordinated notes (which are designated as “senior subordinated notes—related party” on the Company’s balance sheets and have a maturity date of June 6, 2015), held by certain affiliates of the Company (the “Affiliates”), will be cancelled, together with all additional interest that accrues on such notes from December 31, 2013 through the effective date of the Settlement Agreement (collectively, the “Cancelled Notes”), and (iii) 10,315,727 shares of the Company’s Series A convertible preferred stock (the “Series A Preferred Stock”), having a liquidation value of $257.9 million as of December 31, 2013, and 11,488 shares of the Company’s Series C preferred stock (the “Series C Preferred Stock”), having a liquidation value of $11.5 million as of December 31, 2013, in each case together with any additional shares of Series A Preferred Stock and Series C Preferred Stock that accrue with respect to such shares through the effective date of the Settlement Agreement (collectively, the “Cancelled Preferred Stock”), all of which are held by the Affiliates, will be cancelled on the effective date of the Settlement Agreement. As of December 31, 2013, the Company had a total of $163.5 million in aggregate principal and accrued interest of senior subordinated notes outstanding, and had outstanding shares of Series A Preferred Stock with an aggregate liquidation value of approximately $337.0 million, and of Series C Preferred Stock with an aggregate liquidation value of approximately $126.0 million.

If the Settlement Agreement receives final approval by the Court, the Cancelled Notes and the Cancelled Preferred Stock will be cancelled, and the Company’s respective obligations, and the Affiliates’ respective rights, thereunder will be terminated, effective as of December 31, 2013. The Company expects that when such cancellations take effect following final approval of the Settlement Agreement, they will not have an impact on the Company’s consolidated statements of operations but will have an impact on its consolidated balance sheet by reducing the Company’s long-term debt and stockholders’ deficit, by the amount of the Cancelled Notes, and by reducing the aggregate liquidation value of the Series A Preferred Stock and the Series C Preferred Stock by the respective values of the Cancelled Preferred Stock. The Company cannot determine the amount of cash, if any, from the Cash Settlement that may be available for use by the Company after such funds are applied in accordance with the Settlement Agreement to pay fees and expenses of various legal and other advisors in connection with the Consolidated Action. In accordance with the terms of the Settlement Agreement, the claims administrator has distributed the required notices relating to the proposed settlement of the Consolidated Action. The Court has scheduled a hearing to consider final approval of the Settlement Agreement on June 23, 2014, and the Company anticipates that, if approved, the Settlement Agreement would take effect in the third quarter of 2014.

Primarily as a result of its production of automotive safety products, the Company is engaged in a business that could expose it to possible claims for injury resulting from the failure of its products. To date, however, the Company has not been named as a defendant in any automotive product liability lawsuit, nor has it been threatened with any such lawsuit. The Company maintains product liability insurance coverage, which management believes to be adequate. However, a claim brought against the Company resulting in a product recall program or a final judgment in excess of its insurance coverage could have a material adverse effect on the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Markets Group Inc. (formerly known as Pink OTC Markets Inc.) over-the-counter “OTCQB” marketplace tier under the symbol “ITXN.” The OTCQB marketplace tier includes securities of companies in the OTC Markets Group Inc. electronic quotation system that are registered and current in their reporting with the applicable regulatory authority, such as the SEC. As a result of the significant concentration of stock ownership by affiliates of WLR, as described elsewhere herein, there is only a limited public trading market in the Company’s common stock. There can be no assurances that an active trading market in the Company’s common stock will develop and, if it does develop, will be sustained. The following table sets forth the range of high and low bids on the common stock during each quarter within the years ended December 31, 2013 and 2012, respectively, as reported by the OTC Markets Group Inc. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low

Year Ended December 31, 2013
First Quarter	$0.005	$0.003
Second Quarter	0.26	0.0051
Third Quarter	0.20	0.08
Fourth Quarter	0.15	0.12

Year Ended December 31, 2012
First Quarter	$0.05	$0.02
Second Quarter	0.03	0.015
Third Quarter	0.01	0.007
Fourth Quarter	0.015	0.0015

As of February 28, 2014, there were approximately 350 holders of record of the Company’s common stock.

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

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	340,500	$10.10	4,000,000

Equity compensation plans not approved by security holders	-	$-	-
Total	340,500	$10.10	4,000,000

In connection with the Merger, the Company assumed the Equity Incentive Plan (the “Equity Incentive Plan”) and the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”) of Former ITG. No further grants of equity awards are authorized to be made under either of these plans. As of December 31, 2013, a total of 306,913 and 33,587 shares may be issued under outstanding awards at a weighted average exercise price of $10.10 under each of the Equity Incentive Plan and the Directors’ Plan, respectively.

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

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and four reportable segments that are presented herein. The bottom-weight woven fabrics segment is comprised of heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The narrow fabrics segment consists of narrow webbing products for safety restraint products such as seat belts and military and technical uses. The all other segment consists of expenses related to transportation services and other miscellaneous items. The Company’s Cone Denim de Nicaragua business and the ITG-PP business in Vietnam are presented as discontinued operations in all periods presented in this report.

Strategy

ITG’s strategy is to be the leading global supplier of solution-based, value-added performance products and services for the textile supply chain. Combined with capabilities in the U.S. and Mexico, the Company’s facilities in China are a key part of the Company’s comprehensive global supply chain solution that is intended to allow the Company to seamlessly supply products and related services to customers worldwide. We believe geographically aligning with our customers is a critical component of our success.

Business and Industry Trends

Improved consumer confidence and increased capital investment by companies in recent periods have led to a modest near-term economic recovery which has positively impacted our denim business. Also, imports of textile products into the U.S. from China and other countries with low-cost producers have slowed down or leveled off over the last few years. However, the global economic environment continues to be uncertain and volatile. Continued uncertainty regarding unemployment levels, further government and municipal deficit reduction measures, including potential further reductions in U.S. Defense Department spending, and the prospects for sustained economic recovery continue to impact consumer, military and municipal spending and our businesses, which could have adverse effects in the significant markets in which we operate. The Company has taken, and expects to continue to take, steps to counter this continued economic uncertainty. These actions include, among other things, negotiating higher sales prices for certain products, negotiating new working capital and other financing arrangements, focusing on new product development projects and implementing cost saving initiatives.

The Company’s bottom-weight woven fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet operating requirements as well as to meet the product specifications and sourcing requirements of anticipated future customer orders. Prices for cotton and wool, principal raw materials for the Company’s products, have declined in recent periods from historical highs. However, prices continue to fluctuate and cotton prices remain high as compared to historical levels. In response to higher raw material costs in the open market or under our committed purchase contracts, we have in recent periods been able to increase sales prices to some extent in order to maintain sufficient margins, and we expect to continue to attempt to increase sales prices as necessary in the future. The price of the primary synthetic fibers used in the Company’s products, nylon and polyester, is influenced heavily by petroleum prices. Petroleum prices have fluctuated over the last two years, although such prices remain high compared to historical levels, which has increased the price of synthetic fibers and negatively impacted our margins in recent period.

While we have been able to pass on some increased raw material costs to our customers, the Company’s margins were negatively impacted by higher raw material and energy costs that remained in the Company’s inventories primarily during the first half of 2012. If the Company incurs increased raw material or other costs that it is unable to recoup through price increases, or experiences interruptions in its raw materials supply, our business, results of operations, financial condition and cash flows may be adversely affected.

Restructuring Charges

As a result of the macro-economic conditions discussed above and the continued financial challenges facing the Company, the Company initiated a restructuring plan in late 2011 that focused on reducing overall operating expenses by implementing manufacturing and other cost reduction initiatives, such as workforce reductions at certain denim and commission finishing facilities and in certain administrative functions to improve efficiencies. The 2012 restructuring charges are primarily related to workforce reductions at the Company’s White Oak denim facility in the amount of $0.3 million, the Parras Cone denim facility in the amount of $0.3 million, the Carlisle finishing facility in the amount of $0.2 million, and the Company’s multi-segment selling and administrative cost reduction plan in the amount of $0.1 million. The 2013 restructuring recoveries are primarily related to the expiration of COBRA benefits of $0.1 million related to employees at the Company's White Oak denim facility, partially offset by workforce reductions at the Company’s Carlisle finishing facility in the amount of $0.1 million.

Results of Operations

Net sales and income (loss) from continuing operations before income taxes for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense) - net. Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for 2013 and 2012 were primarily attributable to commission finishing sales of $0.5 million and $6.0 million, respectively.

	Year Ended
	December 31, 2013	December 31, 2012

Net Sales:
Bottom-weight Woven Fabrics	$578,348	$566,340
Commission Finishing	21,287	30,929
Narrow Fabrics	24,123	26,801
All Other	958	1,035
	624,716	625,105
Intersegment sales	(504)	(6,030)
	$624,212	$619,075

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$42,725	$29,066
Commission Finishing	(821)	(445)
Narrow Fabrics	(3,421)	(2,653)
All Other	(76)	2
Total reportable segments	38,407	25,970
Corporate expenses	(8,141)	(13,688)
Other operating income - net	3,148	9,478
Impairment charge	(2,049)	—
Restructuring charges (recoveries)	10	(928)
Interest expense	(30,867)	(41,680)
Other income (expense) - net	(9,487)	(6,243)
	(8,979)	(27,091)
Income tax benefit (expense)	10,375	(4,060)
Equity in income (losses) of unconsolidated affiliates	124	(595)
Income (loss) from continuing operations	1,520	(31,746)
Discontinued operations, net of taxes:
Loss from discontinued operations	(6,103)	(13,389)
Loss on deconsolidation of subsidiary	—	(22,204)
Gain on derecognition of net assets	27,874	—
Income (loss) from discontinued operations	21,771	(35,593)
Net income (loss)	23,291	(67,339)
Less: net loss attributable to noncontrolling interests	—	(2,666)
Net income (loss) attributable to International Textile Group, Inc.	$23,291	$(64,673)

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

Consolidated: Consolidated net sales in 2013 and 2012 were $624.2 million and $619.1 million, respectively, an increase of $5.1 million, or 0.8%. The increase in sales was primarily due to sales volume increases in the denim, U.S. government uniform, synthetic fabrics and worsted wool businesses, including due to new programs in the Company’s denim and synthetic fabrics operations and in its technical fabrics business, as well as higher selling prices and an improved product mix in the Company’s U.S. government uniform and worsted wool businesses. These increases were partially offset by lower selling prices primarily in the denim business as market selling prices declined due to lower cotton prices, volume declines due to budget constraints impacting certain non-uniform government-related businesses and foreign military uniform fabrics, municipal technical fabrics, and narrow fabrics, and volume declines resulting from competitive pressures in the airbag business.

Gross profit in 2013 was $74.3 million, or 11.9% of net sales, compared to $58.3 million, or 9.4% of net sales, in 2012. Gross profit margins improved primarily due to the benefit of the lower cost of cotton in the denim business, higher selling prices and an improved product mix primarily in the U.S. government uniform and worsted wool businesses, and higher sales volumes primarily in the U.S. government uniform and synthetic operations as well as in the Company’s denim and worsted wool businesses, partially offset by higher manufacturing costs in the Company’s bottom-weight woven fabrics segment as well as manufacturing inefficiencies as a result of lower capacity utilization in the Company’s narrow fabrics and commission finishing segments. Operating income in 2013 was $31.4 million compared to $20.8 million in 2012, including a one-time gain of $6.0 million related to the sale of certain “Burlington” trademark rights in 2012. Excluding such gain, operating income increased in 2013 as compared to 2012 primarily due to the higher gross profit margins described above as well as lower selling and administrative expenses of $1.9 million and lower restructuring charges of $0.9 million, partially offset by an impairment charge of $2.0 million, each as described below.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment were $578.3 million in 2013 compared to $566.3 million in 2012. The increase in sales of $12.0 million resulted from $58.4 million of higher sales volumes primarily due to increased demand for certain specialty fabrics in the Company’s denim and technical fabrics businesses, the replenishment of inventories and the acceleration of certain programs in the U.S. government uniform and worsted wool businesses, and improved economic conditions affecting the U.S. denim, synthetic fabrics and worsted wool businesses, as well as $3.3 million resulting from higher selling prices and an improved product mix primarily in the U.S. government uniform and worsted wool businesses. Such improvements in this segment were partially offset by lower selling prices of $37.0 million, primarily in the denim business as market selling prices declined due to lower cotton prices and in the technical fabrics business due to an unfavorable product mix, as well as volume declines of $12.6 million resulting from competitive pressures in the airbag business and certain governmental budget constraints affecting certain non-uniform government-related businesses and foreign military uniform fabrics.

Income in the bottom-weight woven fabrics segment was $42.7 million in 2013 compared to $29.1 million in 2012. The increase in income was primarily due to lower cotton costs and an improved product mix of $16.2 million primarily in the denim, U.S. government uniform and synthetic fabrics businesses, and higher sales volumes of $20.2 million in all of the segment’s businesses except for the airbag and foreign military uniform fabrics businesses. These improvements were partially offset by $19.5 million of higher costs related to manufacturing, selling and administration due mainly to commissions related to higher sales, and certain raw materials, as well as unfavorable impacts from changes in foreign currency exchange rates of $2.5 million and lower royalty income of $0.7 million due to the sale of certain trademark rights in July 2012.

Commission Finishing: Net sales in the commission finishing segment were $21.3 million in 2013 compared to $30.9 million in 2012. The decrease from the prior year was primarily due to sales volume decreases of $9.6 million, primarily in the first half of 2013, resulting from decreased sales to certain U.S. and foreign militaries as a result of government budget constraints and certain foreign political factors, as well as the loss of customers in the traditional commission finishing market primarily related to government budget constraints which indirectly affect these customers. Loss in the commission finishing segment was $0.8 million in 2013 compared to $0.4 million in 2012. Manufacturing inefficiencies of $2.5 million, as a result of lower capacity, and an unfavorable product mix of $0.3 million were partially offset by lower labor and energy costs of $2.4 million as a result of production curtailments.

Narrow Fabrics: Net sales in the narrow fabrics segment were $24.1 million and $26.8 million in 2013 and 2012, respectively. The decrease from the prior year was primarily due to lower sales volumes of $2.7 million related to certain government budget pressures. Loss in the narrow fabrics segment was $3.4 million in 2013, compared to $2.7 million in 2012. The decrease in operating results was primarily due to manufacturing inefficiencies of $1.5 million related to lower sales volumes and lower selling prices of $0.2 million, partially offset by lower employee labor and benefit costs of $1.0 million.

All Other: Net sales in the all other segment were $1.0 million in 2013 and 2012, which primarily represented sales in the Company’s transportation business that incurred net losses of $0.1 million in 2013 compared to less than $0.1 million in 2012.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $44.0 million in 2013 and $46.0 million in 2012. As a percentage of net sales, this expense was 7.1% in 2013 and 7.4% in 2012. Selling and administrative expenses decreased in 2013 primarily due to lower employee medical claims expense and lower professional fees, partially offset by higher compensation-related expenses, such as incentive compensation and retention awards and sample and testing expenses.

OTHER OPERATING INCOME—NET: Other operating income–net includes grant income from the U.S. Department of Commerce Wool Trust Fund of $3.0 million in 2013 and $3.2 million in 2012. The Company records such grant income upon confirmation of the availability of funds from this trust. Other operating income-net in 2012 also includes a gain of $6.0 million related to the sale of certain “Burlington” trademark rights. Other operating income-net in 2013 and 2012 includes net gains related to the disposal of other miscellaneous property and equipment of $0.1 million and $0.3 million, respectively.

IMPAIRMENT CHARGE: During 2013, the Company recorded a long-lived asset impairment charge of $2.0 million related to the narrow fabrics segment primarily due to reduced sales and continued negative operating results arising from certain government budget pressures and a slower than expected increase in other product sales.

RESTRUCTURING CHARGES (RECOVERIES): Restructuring recoveries for 2013 are primarily related to the expiration of COBRA benefits related to certain prior year restructuring plans of $0.1 million, partially offset by workforce reductions at the Company’s commission finishing facility in the amount of $0.1 million. Restructuring charges in 2012 include severance and other termination benefits of $0.2 million related to workforce reductions at the commission finishing facility, $0.3 million at a denim facility in Mexico, $0.3 million at the U.S. denim facility and $0.1 million from the Company’s multi-segment selling and administrative cost reduction plan.

INTEREST EXPENSE: Interest expense of $30.9 million in 2013 was $10.8 million lower than interest expense of $41.7 million in 2012 primarily due to the exchange on July 24, 2012 of approximately $112.5 million of the Company’s related party unsecured subordinated notes for shares of Series C Preferred Stock of the Company (see Note 13 of the Notes to Consolidated Financial Statements) and the repayment of $16.7 million of the Company’s Tranche A senior subordinated notes on March 29, 2013, partially offset by higher outstanding balances on the Company’s Tranche B senior subordinated notes (related party) and the Tranche A senior subordinated notes prior to their repayment in March 2013. Non-cash payable in-kind interest expense was $19.0 million in 2013 and $29.5 million in 2012, including $18.5 million and $27.0 million, respectively, of non-cash related party interest expense. Also partially offsetting the reduced interest expense were higher interest costs in 2013 due to increased penalty interest amounts on the Tranche A senior subordinated notes prior to their repayment in March 2013.

OTHER INCOME (EXPENSE)—NET: In 2013 and 2012, the Company paid or accrued $7.1 million and $6.1 million, respectively, in legal fees not related to current operations. In 2012, the Company recorded $0.8 million in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company. The Company did not have any similar insurance reimbursement in 2013. Other expense - net in 2013 and 2012 also included foreign currency exchange losses of $2.3 million and $0.9 million, respectively, related to the Company’s operations in Mexico and China.

INCOME TAX BENEFIT (EXPENSE): Income tax benefit (expense) was $10.4 million in 2013 in comparison with $(4.1) million in 2012. Income taxes were lower in 2013 primarily due to major tax reforms in Mexico (as discussed below), deferred income tax benefits from the Company’s subsidiaries in Mexico resulting from certain statutory income tax rate changes, certain foreign exchange effects resulting in lower taxable earnings in Mexico, and management's determination to release certain income tax valuation allowances under GAAP. The Company has tax holidays in certain jurisdictions that provide for a reduced tax rate for a defined number of taxable years in these jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets will be dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense for 2013 is different from the amount obtained by applying statutory rates to loss from continuing operations before income taxes primarily due to an income tax benefit of $10.0 million resulting from tax reforms in Mexico which were enacted in the fourth quarter of 2013, an increase of $2.8 million in the valuation allowance related to an increase in net operating loss carryforwards, $0.1 million related to foreign income tax rate differentials and adjustments, state income tax benefits of $0.6 million and certain foreign and domestic business expenses that are not tax deductible. In addition, in 2013 the Company recognized a $16.8 million deferred tax asset related to additional net operating losses resulting from positions taken by the Company for claims filed against certain assets in Vietnam and the related impact on certain of the Company’s income tax returns filed during 2013, with the benefit of such losses fully offset by an increase of $16.8 million in the valuation allowance resulting in a zero net effect on the Company’s consolidated financial statements. Income tax expense for 2012 is different from the amount obtained by applying statutory rates to loss from continuing operations before income taxes primarily due to an increase of $13.7 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets and $0.7 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.9 million.

In December 2013, Mexico enacted major income tax reform legislation which, among other things, established the corporate income tax rate at 30%, repealed the flat tax regime, and repealed certain consolidation filing provisions. Such changes resulted in a net deferred income tax benefit of approximately $10.0 million in 2013 due to the release of various uncertain income tax positions primarily related to consolidation filing provisions, as well as changes in statutory rates and certain other regulations. Such income tax reform is not expected to materially impact the Company’s income taxes payable in Mexico in future periods.

DISCONTINUED OPERATIONS: Net sales in the Company’s discontinued ITG-PP business, which was deconsolidated on May 25, 2012, were $0.0 million and $6.2 million in 2013 and 2012, respectively. There were no net sales in the CDN business, which was idled in 2009, in either period. Loss from discontinued operations in 2013 included $6.0 million related to the CDN business and $0.1 million related to the planned disposition of the assets of the idled ITG-PP facility. Loss from discontinued operations in 2012 included $7.7 million related to the CDN business and $5.7 million related to the planned disposition of the assets of the idled ITG-PP facility. The Company recorded a non-cash gain related to the derecognition of certain CDN net assets of $27.9 million in 2013, which is also included in discontinued operations. The Company recorded a loss on deconsolidation of the ITG-PP business of $22.2 million in 2012, which is also included in discontinued operations, of which $22.0 million is a non-cash loss.

NONCONTROLLING INTERESTS: Net losses attributable to noncontrolling interests were $2.7 million in 2012. There were no net losses attributable to noncontrolling interests in 2013. Amounts in 2012 resulted primarily from the idling of ITG-PP.

Liquidity and Capital Resources

The Company has a significant amount of debt outstanding and will require substantial cash flows to service this debt in future periods. A substantial portion of the Company’s debt is payable by various of the Company’s subsidiaries organized in foreign jurisdictions and is non-recourse to the ITG parent company. In addition, a substantial portion of the Company’s debt, $163.5 million at December 31, 2013, is payable to related parties (namely, certain entities affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board and controlling stockholder). As previously disclosed, the Company amended or refinanced certain credit agreements in the first quarter of 2013 that extended the maturities of those instruments and resulted in the extinguishment of certain high interest rate debt in the U.S. In addition, in June 2013, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), a wholly-owned subsidiary of the Company in Mexico entered into a $5.0 million credit facility providing for the purchase of machinery and equipment. On March 5, 2014, Parras Cone obtained a three year renewal of its revolving receivables factoring agreement through March 6, 2017 in an amount not to exceed $16.0 million. As a result of the execution and effectiveness of certain agreements related to certain obligations and assets of CDN, a total of $52.6 million outstanding under the CDN Loan and the CZF Lease (each as defined in Note 8 to the Notes to Consolidated Financial Statements) have been fully extinguished, and the Company has derecognized such obligations, as well as $24.8 million of assets securing such obligations, as of October 7, 2013 in its consolidated balance sheet.

The following table presents a summary of the Company’s debt obligations payable to unrelated third parties as of December 31, 2013 (in thousands). Amounts in the column labeled “U.S.” represent debt guaranteed by, or otherwise with recourse to, the ITG parent company. Amounts in the column labeled “International” represent debt of various of the Company’s international subsidiaries, but not guaranteed by, or with recourse to, the ITG parent company.

	U.S.	International	Total

Current portion of long-term debt	$3,060	$10,671	$13,731
Short-term borrowings	4,293	39,045	43,338
	7,353	49,716	57,069
Bank debt and other long-term obligations, net of current maturities	55,258	32,301	87,559
Total third party debt	$62,611	$82,017	$144,628

The ITG parent company (U.S.) has also guaranteed an additional $6.3 million of certain of the above international debt through stand-by letters of credit which is not included in the table above.

None of the Company’s Tranche B Notes payable to related parties ($163.5 million at December 31, 2013) is included in the table above, or is current or short-term.

Notwithstanding the non-recourse nature of a significant portion of the debt in the table above, the failure by any of the Company’s international subsidiaries to timely meet their respective obligations when due could also materially adversely impact the Company’s ability to execute on its strategy, and result in the Company incurring significant non-cash impairment or other charges.

The Company generated cash from operations, obtained additional third-party financing and refinanced certain debt obligations during 2013, and the Company’s principal uses of cash were to fund operations related to working capital needs, capital expenditures, pension plan contributions, and payment of principal, interest and fees on various indebtedness. The Company expects that its cash uses in 2014 will be for similar matters. Our significant leverage may adversely affect our business and financial performance and restrict our operating flexibility. The level of our indebtedness and our ongoing cash flow requirements expose the Company to a risk that continued or additional adverse economic developments or adverse developments in our business could make it difficult to meet the financial and operating covenants contained in our credit facilities, as well as our debt service requirements. Our success in generating future cash flows will depend, in part, on our ability to increase our sales, manage working capital efficiently, continue to reduce operating costs at our plants, and increase selling prices to offset any increase in raw material or other costs in all segments of our business.

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

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

OPERATING ACTIVITIES: Net cash provided by operating activities was $20.3 million in 2013 compared to $45.9 million in 2012. The decrease in cash flows was primarily due to higher expenditures for inventory to support increased sales orders, the unfavorable impact of foreign exchange rates, higher cash taxes in Mexico due to positive earnings and higher contributions to the Company’s pension plan, partially offset by higher cash flows from improved earnings. Cash generated in 2012 was related substantially to significantly declining cotton costs and lower inventory levels in certain businesses.

INVESTING ACTIVITIES: Net cash used in investing activities was $6.9 million in 2013 compared to $1.0 million in 2012. Capital expenditures were $4.9 million in 2013 and $2.0 million in 2012, and capital expenditures are projected to be approximately $12.0 million to $14.0 million in 2014. Investing activities in 2013 included $2.7 million in deposits and other costs related to equipment to be purchased in the first quarter of 2014. In 2013 and 2012, the Company received net cash proceeds of $0.2 million and $0.9 million, respectively, from the sale of property, plant and equipment. Investing activities in 2012 also included $0.1 million of investments in and advances to the Company’s unconsolidated affiliates. Further, investing activities in 2013 and 2012 included $0.5 million and $0.4 million respectively, of distributions from the Company’s unconsolidated affiliates.

FINANCING ACTIVITIES: Net cash used in financing activities of $12.9 million in 2013 reflects repayment of term loans and capital lease obligations of $18.4 million, proceeds from increased bank revolving lines of credit of $4.6 million, proceeds from the issuance of new term loans of $13.3 million, net proceeds from short-term bank borrowings of $5.3 million related mainly to the Company’s operations in China, the payment of financing fees of $0.8 million, and the repayment of the principal amount of certain Notes of $16.7 million using proceeds primarily from the refinanced bank debt and related activities. Net cash used in financing activities of $45.4 million in 2012 reflects net repayments of short-term bank borrowings of $13.2 million primarily related to Cone Denim (Jiaxing) Limited and U.S. cotton financing, repayments of term loans and capital lease obligations of $15.5 million, net repayments of $16.2 million on bank revolving loans, payment of fees related to the issuance of preferred stock of $0.5 million, and payment of financing fees of $0.2 million. In addition, checks issued in excess of deposits decreased by $0.1 million and increased by $0.2 million in 2013 and 2012, respectively.

See Notes 8 and 13 of the Notes to Consolidated Financial Statements included herein for a discussion of the Company’s long-term debt, short-term borrowings and preferred stock.

Commitments

As of December 31, 2013, the Company had raw material and service contract commitments totaling $36.0 million and capital expenditure commitments of $3.0 million. ITG plans to fund these obligations from cash generated from operations and, depending upon limitations in its various loan agreements and to the extent available to the Company, from a combination of borrowings under its 2011 Credit Agreement and other external sources of financing as management deems appropriate. ITG believes that future external financings may include, but may not be limited to, additional borrowings under existing, or any new, credit agreements, the issuance of equity or debt securities or additional funding from certain entities affiliated with the chairman of the Company’s board of directors, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

At December 31, 2013, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $12.6 million. The Company contributed $3.3 million to this plan during fiscal year 2013, and $2.2 million in 2012. The Company estimates making total contributions in 2014 in the range of $2.5 million to $3.0 million. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employment reductions, if any, which may occur during any business restructuring) and other actuarial assumptions.

Off-Balance Sheet Arrangements

As of December 31, 2013, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of December 31, 2013 or December 31, 2012, except as noted below.

In 2011, the Company entered into the Guaranty in favor of Fund IV. Pursuant to the Guaranty, the Company has guaranteed the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of December 31, 2013, the total obligations under such letters of credit guaranteed by the Company were $6.5 million. In each of 2013 and 2012, the Company incurred and accrued guarantee fees of $0.7 million. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

Derivative Instruments

Derivative instruments used periodically by the Company for foreign currency, cotton, wool and natural gas purchases consist primarily of forward purchase contracts. The Company does not utilize financial instruments for trading or other speculative purposes. The Company has historically qualified for the “normal purchases exception” under GAAP for derivatives related to its cotton and wool forward purchase contracts and certain of its natural gas contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies and has designated such instruments as cash flow hedges under hedge accounting rules in 2013. The Company did not designate its natural gas forward purchase contracts as hedges for any of the periods presented herein. The fair value of derivative instruments recognized in the December 31, 2013 and December 31, 2012 consolidated balance sheets were $(0.3) million and $0.0 million, respectively. The amount of loss recognized in accumulated other comprehensive income (loss) related to the effective portion of derivative instruments was $0.2 million and $0.0 million as of December 31, 2013 and 2012, respectively. The total amount of net gains (losses) on derivative instruments recognized in the consolidated statements of operations was $0.1 million in 2013 and $(0.1) million in 2012.

Seasonality

The strongest portion of the consumer apparel sales cycle is typically March through November as customers target goods to be sold at retail for the back-to-school fall, holiday and spring seasons. Consumer apparel fabric sales have become increasingly seasonal, as well, as customers have begun to rely more upon contract sewing and have sought to compress the supply cycle to mirror retail seasonality. Sales in the Company’s other businesses are generally not seasonal and can vary based on numerous factors. Our consolidated net sales from continuing operations in each of the first, second, third and fourth quarters of 2013 represented 24%, 26%, 26% and 24%, respectively, of our total net sales from continuing operations for the year.

Working capital requirements vary throughout the year. Working capital generally increases during the first half of the year as inventory builds up to support peak shipping periods and then moderates during the second half of the year, particularly during the fourth quarter, as those inventories are sold and accounts receivable are collected. Cash provided by operating activities is generally higher in the second half of the year due to generally higher earnings during that period and reduced working capital requirements.

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

Accounts Receivable, Net. Trade accounts receivable are recorded at the invoiced amount and bear interest in certain cases that is recognized as the interest is received. The Company continuously performs credit evaluations of its customers, considering numerous inputs including, but not limited to, each customer’s financial position; past payment history; cash flows; management capability; historical loss experience; and general and industry economic conditions and prospects. The Company estimates its allowance for doubtful accounts based on a combination of historical and current information regarding the balance of accounts receivable, as well as the current composition of the pool of accounts receivable. The Company determines past due status on accounts receivable based on the contractual terms of the original sale. Accounts receivable that management believes to be ultimately uncollectible are written off upon such determination. While our credit losses have historically been within our calculated estimates, it is possible that future losses could differ significantly from those estimates. The Company records sales returns as a reduction to sales, cost of sales, and accounts receivable and an increase to inventory based on return authorizations for off-quality goods. Returned products that are recorded as inventories are valued based upon expected realizability. We do not believe the likelihood is significant that materially higher bad debt losses or sales returns will result based on prior experience.

Inventories. Inventories represent direct materials, labor and overhead costs incurred for products not yet delivered or returned. Inventories are valued at the lower of cost or market value using the FIFO method. ITG reviews its inventory on a quarterly basis to identify excess or slow moving products, discontinued and to-be-discontinued products, and off-quality merchandise. For those items in inventory that are so identified, ITG estimates their market value based on historical and expected realization trends. This evaluation requires forecasts of future demand, market conditions and selling prices. If the forecasted market value is less than cost, ITG writes down its inventory to reflect the lower value of that inventory. This methodology recognizes inventory exposures at the time such losses are evident rather than at the time goods are actually sold. However, if actual market conditions and selling prices were less favorable than we project, additional inventory write downs may be necessary.

Valuation of Long-lived Assets. In accordance with FASB ASC 360, “Property, Plant, and Equipment”, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not in excess of the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows or prices for similar assets. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical to determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. The Company reviews the estimated useful lives of intangible assets when impairment testing is performed. If events and circumstances warrant a change in the estimated useful life, the remaining carrying amount is amortized over the revised estimated useful life. Should business conditions deteriorate, which could impact our estimates of future cash flows and fair value, there exists the potential that additional impairment charges could be required, which charges could have a material adverse effect on our consolidated financial statements.

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

Income Taxes. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions, the most significant of which are Mexico and China. Income taxes are accounted for under the rules of FASB ASC 740, “Income Taxes”, and a full income tax provision is computed for each reporting period. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the change in rate. A valuation allowance is provided for deferred income tax assets when, in the opinion of management, it is more likely than not that some or all of its deferred income tax assets will not be realized. In evaluating the future realization of its deferred income tax assets, ITG considers both positive and negative evidence related to expected future reversals of existing taxable temporary differences, projections of future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, and potential tax-planning strategies. The Company records interest and penalties related to income tax settlements in income tax expense in the consolidated statement of operations. Significant judgments are required in order to determine the realizability of the deferred income tax assets. Changes in the expectations regarding the realization of deferred income tax assets could materially impact income tax expense in future periods. For uncertain income tax positions on the Company’s income tax returns, the Company first determines whether it is more likely than not that each income tax position would be sustained upon audit. The Company then estimates and measures any tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities. If the Company later modifies its evaluations, the Company records the related changes in the tax provision during the period in which such determinations are made.

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

Under the direction of the Company’s principal executive officer and principal financial officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 in accordance with the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that such internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In accordance with General Instruction G.(3) of Form 10-K, the registrant intends to file with the United States Securities and Exchange Commission the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

In accordance with General Instruction G.(3) of Form 10-K, the registrant intends to file with the United States Securities and Exchange Commission the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In accordance with General Instruction G.(3) of Form 10-K, the registrant intends to file with the United States Securities and Exchange Commission the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In accordance with General Instruction G.(3) of Form 10-K, the registrant intends to file with the United States Securities and Exchange Commission the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with General Instruction G.(3) of Form 10-K, the registrant intends to file with the United States Securities and Exchange Commission the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

2.1

Agreement and Plan of Merger, dated as of August 29, 2006, by and among Safety Components International, Inc., SCI Merger Sub, Inc. and International Textile Group Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the year ended December 31, 2006)

3.1

Second Amended and Restated Certificate of Incorporation of International Textile Group, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on October 26, 2006)

3.2

Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on March 8, 2007)

3.3

Certificate of Increase of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on July 3, 2012)

3.4

Certificate of Increase of Series A Convertible Preferred Stock of International Textile Group, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No.000-23938) for the quarter ended June 30, 2013)

3.5

Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the SEC on June 11, 2008)

3.6

Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on July 30, 2012)

3.7

Amended and Restated Bylaws of International Textile Group, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on October 26, 2006)

4.1

Form of Stockholders Agreement, dated as of March 2, 2007, by and among International Textile Group, Inc., WLR Recovery Fund II, L.P., WLR Recovery Fund III, L.P. and WLR/GS Master Co-Investment, L.P., and the other investors from time to time party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

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

* 10.10

Form of Indemnification Agreement entered into with certain officers and directors (incorporated by reference to Exhibit 10.30.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on December 8, 2005)

* 10.11

Form of Amended and Restated Indemnification Agreement entered into with certain officers and directors (incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2005)

* 10.12	Form of Indemnification Agreement for officers and directors (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2009)
* 10.13

International Textile Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-23938), filed with the SEC on June 11, 2008)

* 10.14	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-23938), filed with the Commission on June 11, 2008)
* 10.15	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-23938), filed with the Commission on June 11, 2008)
10.16

Description of arrangement regarding certain management services provided by W.L. Ross & Co. LLC to International Textile Group, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

10.17

Amended and Restated Credit Agreement, dated as of March 30, 2011, by and among International Textile Group, Inc. and certain of its subsidiaries, as borrowers, General Electric Capital Corporation, as agent and lender, and the other lenders and other parties signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2011)

10.18

Consent and Amendment No. 1 to Credit Agreement, dated as of May 26, 2011, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2011)

10.19

Amendment No. 2 to Credit Agreement, dated as of June 17, 2011, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2011)

10.20

Limited Waiver and Amendment No. 3 to Credit Agreement, dated as of November 14, 2011, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2011)

10.21

Consent and Amendment No. 4 to Credit Agreement, dated as of December 27, 2011, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2011)

10.22

Limited Waiver and Amendment No. 5 to Credit Agreement, dated as of March 30, 2012, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2012)

10.23

Amendment No. 6 to Credit Agreement, dated as of June 14, 2012, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2012)

10.24

Consent and Amendment No. 7 to Credit Agreement, dated as of July 25, 2012, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2012)

10.25

Amendment No. 8 to Credit Agreement, dated as of December 20, 2012, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the year ended December 31, 2012)

10.26

Amendment No. 9 to Credit Agreement, dated as of March 12, 2013, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the year ended December 31, 2012)

10.27

Limited Waiver and Amendment No. 10 to Credit Agreement, dated as of March 29, 2013, by and among International Textile group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporate by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2013

10.28

English translation of Term Loan Agreement, dated as of March 23, 2011, by and among Burlington Morelos S.A. de C.V. and Banco Nacional De Mexico, S.A., as lender thereto (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File 000-23938) for the quarter ended March 31, 2011)

10.29

English translation of Simple Credit Agreement Secured by a Second Package Mortgage, dated as of March 27, 2013, by and among Burlington Morelos, S.A. de C.V. and subsidiary companies, and Banco Nacional De Mexico, S.A. as lender thereto, (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2013)

10.30

English translation of Factoring Discount Line Opening Agreement, dated as of March 23, 2011, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional De Mexico, S.A., as lender thereunder (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2011)

10.31

English translation of amended and restated Factoring Discount Line Opening Agreement, dated as of March 2, 2012, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional De Mexico, S.A., as lender thereunder (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the year ended December 31, 2011)

10.32

English translation of amended and restated Factoring Discount Line Opening Agreement, dated as of March 7, 2013, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional De Mexico, S.A., as lender thereto (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the year ended December 31, 2012)

10.33

English translation of amended and restated Factoring Discount Line Opening Agreement, dated as of March 5, 2014, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional De Mexico, S.A., as lender thereto

10.34

English translation of secured Credit Agreement, dated as of June 18, 2013, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional De Mexico, S.A. as lender thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No.000-23938) for the quarter ended June 30, 2013)

10.35

English translation of form of promissory note relating to secured Credit Agreement dated as of June 18, 2013, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional De Mexico, S.A. as lender thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2013)

10.36

Stock Exchange Agreement, dated as of March 8, 2007, by and between WLR Recovery Fund III, L.P., the other individuals listed on the signature page thereto and International Textile Group, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

10.37

Debt Exchange Agreement, dated as of July 24, 2012, by and among International Textile Group, Inc. and each of WLR Recovery Fund III, L.P., WLR Recovery Fund IV, L.P. and WLR IV Parallel ESC, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on July 30, 2012)

10.38

Senior Subordinated Note Purchase Agreement, dated as of June 6, 2007, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on June 12, 2007)

10.39

Amendment No. 1 to Senior Subordinated Note Purchase Agreement, dated as of April 15, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2008)

10.40

Amendment No. 2 to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on December 31, 2008)

10.41

Amendment No. 3 to the Senior Subordinated Note Purchase Agreement dated as of December 22, 2009, by and among International Textile Group, Inc. and purchasers signatory thereto (incorporated by reference to Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2009)

10.42

Amendment No. 4 to Senior Subordinated Note Purchase Agreement, dated as of March 16, 2011, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2011)

10.43

Amendment No. 5 to Senior Subordinated Note Purchase Agreement, dated as of March 30, 2011, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2011)

10.44

Amendment No. 6 to Senior Subordinated Note Purchase Agreement, dated as of May 23, 2011, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2011)

10.45

Amendment No. 7 to Senior Subordinated Note Purchase Agreement, dated as of June 17, 2011, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2011)

10.46

Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes, dated as of August 12, 2010, by and among International Textile Group, Inc. and purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended September 30, 2010)

10.47

Consent to Senior Subordinated Note Purchase Agreement dated as of January 7, 2011, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2010)

10.48

Limited Waiver Agreement (May 8, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2009)

10.49

Limited Waiver Agreement (June 1, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2009)

10.50

Limited Waiver Agreement (June 26, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2009)

10.51

Limited Waiver Agreement (July 22, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2009)

10.52

Limited Waiver Agreement to Senior Subordinated Note Purchase Agreement, dated as of July 22, 2009, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2009)

10.53

Fourth Amended and Restated Support Agreement by and between International Textile Group, Inc. and WLR Recovery Fund IV, LP, and General Electric Capital Corporation dated December 27, 2011 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2011)

14.1

International Textile Group, Inc. Standards of Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

21.1	Subsidiaries of International Textile Group, Inc.
23.1	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Charter of the Audit Committee of the Board of Directors (incorporated by reference to Exhibit 10.1 to Form 10-K/A (File No. 000-23938) filed on April 29, 2009)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: March 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ JOSEPH L. GORGA	Director, President and Chief	March 26, 2014
Joseph L. Gorga	Executive Officer

/s/ WILBUR L. ROSS, JR.	Director, Chairman of the Board	March 26, 2014
Wilbur L. Ross, Jr.

/s/ GAIL A. KUCZKOWSKI	Executive Vice President and Chief Financial Officer	March 26, 2014
Gail A. Kuczkowski	(Principal Financial and Accounting Officer)

/s/ STEPHEN W. BOSWORTH	Director	March 26, 2014
Stephen W. Bosworth

/s/ WILLIAM P. CARMICHAEL	Director	March 26, 2014
William P. Carmichael

/s/ MICHAEL J. GIBBONS	Director	March 26, 2014
Michael J. Gibbons

/s/ JOHN W. GILDEA	Director	March 26, 2014
John W. Gildea

/s/ HARVEY L. TEPNER	Director	March 26, 2014
Harvey L. Tepner

/s/ DANIEL D. TESSONI	Director	March 26, 2014
Daniel D. Tessoni

/s/ DAVID L. WAX	Director	March 26, 2014
David L. Wax

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

International Textile Group, Inc. and Subsidiary Companies:

We have audited the accompanying consolidated balance sheets of International Textile Group, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Textile Group, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina

March 26, 2014

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$3,780	$3,240
Accounts receivable, less allowances of $1,003 and $682, respectively	71,399	66,680
Sundry notes and receivables	9,767	10,929
Inventories	102,515	109,604
Deferred income taxes	2,240	2,040
Prepaid expenses	3,714	2,908
Assets held for sale	—	29
Other current assets	881	767
Total current assets	194,296	196,197
Investments in and advances to unconsolidated affiliates	—	18
Property, plant and equipment, net	105,451	140,952
Intangibles and deferred charges, net	1,676	2,112
Goodwill	2,740	2,740
Deferred income taxes	8,792	2,233
Other assets	4,371	1,623
Total assets	$317,326	$345,875
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of bank debt and other long-term obligations	$13,731	$17,260
Callable debt	—	38,006
Short-term borrowings	43,338	36,969
Accounts payable	47,748	46,051
Sundry payables and accrued liabilities	20,328	32,610
Income taxes payable	1,551	7,571
Deferred income taxes	—	4,624
Total current liabilities	126,696	183,091
Bank debt and other long-term obligations, net of current portion	87,559	84,393
Senior subordinated notes	—	16,656
Senior subordinated notes - related party	163,520	145,051
Income taxes payable	3,823	1,806
Deferred income taxes	2,584	2,534
Other liabilities	20,681	25,191
Total liabilities	404,863	458,722
Commitments and contingencies
Stockholders' deficit:
International Textile Group, Inc. stockholders' deficit:
Series C preferred stock (par value $0.01 per share; 5,000,000 shares authorized; 126,103 and 116,502 shares issued and outstanding; and aggregate liquidation value of $126,244 and $116,013 at December 31, 2013 and 2012, respectively)	125,614	116,013
Series A convertible preferred stock (par value $0.01 per share; 15,000,000 shares authorized; 13,470,034 and 12,505,687 shares issued and outstanding; and aggregate liquidation value of $337,103 and $312,642 at December 31, 2013 and 2012, respectively)	336,751	312,642
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 shares issued and outstanding at December 31, 2013 and 2012)	175	175
Capital in excess of par value	—	33,710
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(544,038)	(567,312)
Accumulated other comprehensive loss, net of taxes	(5,628)	(7,706)
Total International Textile Group, Inc. stockholders’ deficit	(87,537)	(112,889)
Noncontrolling interest	—	42
Total stockholders' deficit	(87,537)	(112,847)
Total liabilities and stockholders' deficit	$317,326	$345,875

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statement of Operations
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2013	2012

Net sales	$624,212	$619,075
Cost of goods sold	549,911	560,824
Gross profit	74,301	58,251
Selling and administrative expenses	43,902	46,063
Provision for (recovery of) bad debts	133	(94)
Other operating income - net	(3,148)	(9,478)
Impairment charge	2,049	-
Restructuring charges (recoveries)	(10)	928
Income from operations	31,375	20,832
Non-operating other income (expense):
Interest income	97	84
Interest expense - related party	(18,469)	(26,974)
Interest expense - third party	(12,398)	(14,706)
Other income (expense) - net	(9,584)	(6,327)
Total non-operating other income (expense) - net	(40,354)	(47,923)
Loss from continuing operations before income taxes and equity in income (losses) of unconsolidated affiliates	(8,979)	(27,091)
Income tax (expense) benefit	10,375	(4,060)
Equity in income (losses) of unconsolidated affiliates	124	(595)
Income (loss) from continuing operations	1,520	(31,746)
Discontinued operations, net of taxes:
Loss from discontinued operations	(6,103)	(13,389)
Loss on deconsolidation of subsidiary	-	(22,204)
Gain on derecognition of net assets	27,874	-
Income (loss) from discontinued operations	21,771	(35,593)
Net income (loss)	23,291	(67,339)
Less: net loss attributable to noncontrolling interests	-	(2,666)
Net income (loss) attributable to International Textile Group, Inc.	$23,291	$(64,673)

Net income (loss) attributable to International Textile Group, Inc.	$23,291	$(64,673)
Accrued preferred stock dividends, including arrearages for the period	(34,202)	(26,778)
Net loss attributable to common stock of International Textile Group, Inc.	$(10,911)	$(91,451)

Net income (loss) per share attributable to common stock of International Textile Group, Inc., basic:
Loss from continuing operations	$(1.87)	$(3.35)
Income (loss) from discontinued operations	1.25	(1.89)
	$(0.62)	$(5.24)
Net income (loss) per share attributable to common stock of International Textile Group, Inc., diluted:
Loss from continuing operations	$(1.87)	$(3.35)
Income (loss) from discontinued operations	1.25	(1.89)
	$(0.62)	$(5.24)

Weighted average number of shares outstanding - basic	17,468	17,468
Weighted average number of shares outstanding - diluted	17,468	17,468

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Comprehensive Operations
(Amounts in thousands)

	Year Ended December 31,
	2013	2012

Net income (loss)	$23,291	$(67,339)

Other comprehensive income (loss), net of taxes:
Cash flow hedge adjustments	(246)	-
Pension and postretirement liability adjustments	2,324	(481)
Other comprehensive income (loss)	2,078	(481)

Net comprehensive income (loss)	25,369	(67,820)

Less: net comprehensive loss attributable to noncontrolling interests	-	(2,666)

Net comprehensive income (loss) attributable to International Textile Group, Inc.	$25,369	$(65,154)

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Stockholders’ Deficit
(Amounts in thousands, except share data)

	International Textile Group, Inc. Stockholders
	Series C Preferred stock		Series A Preferred stock		Common stock		Capital in excess of par	Treasury stock	Accumulated	Accumulated other comprehensive	Non- controlling
	Shares	Amount	Shares	Amount	Shares	Amount	value	amount	deficit	loss	interests	Total

Balance at December 31, 2011	—	$—	11,595,895	$289,897	17,468,327	$175	$60,488	$(411)	$(502,639)	$(7,225)	$(15,808)	$(175,523)

Net loss	—	—	—	—	—	—	—	—	(64,673)	—	(2,666)	(67,339)
Actuarial losses on benefit plans, net of taxes	—	—	—	—	—	—	—	—	—	(481)	—	(481)
Exchange of unsecured related party notes for Series C preferred stock, net of fees	112,469	111,980										111,980
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—	—	18,516	18,516
Preferred stock dividends	4,033	4,033	909,792	22,745	—	—	(26,778)	—	—	—	—	—
Balance at December 31, 2012	116,502	116,013	12,505,687	312,642	17,468,327	175	33,710	(411)	(567,312)	(7,706)	42	(112,847)

Net income	—	—	—	—	—	—	—	—	23,291	—	—	23,291
Actuarial gains on benefit plans, net of taxes	—	—	—	—	—	—	—	—	—	2,324	—	2,324
Peso cash flow hedges	—	—	—	—	—	—	—	—	—	(246)	—	(246)
Liquidation and dissolution of majority-owned subsidiary	—	—	—	—	—	—	—	—	(17)	—	(42)	(59)
Preferred stock dividends	9,601	9,601	964,347	24,109	—	—	(33,710)	—	—	—	—	—
Balance at December 31, 2013	126,103	$125,614	13,470,034	$336,751	17,468,327	$175	$—	$(411)	$(544,038)	$(5,628)	$—	$(87,537)

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2013	2012
OPERATIONS
Net income (loss)	$23,291	$(67,339)
Adjustments to reconcile net income (loss) to cash provided by operations:
Non-cash loss on deconsolidation of subsidiary	-	22,204
Non-cash gain on derecognition of net assets	(27,874)	-
Non-cash restructuring and impairment charges	2,071	96
Provision for (recovery of) bad debts	133	(94)
Depreciation and amortization of property, plant and equipment	14,451	17,278
Amortization of deferred financing costs	1,061	1,039
Deferred income taxes	(11,370)	1,491
Equity in (income) losses of unconsolidated affiliates	(124)	595
Gain on sale of assets	(123)	(294)
Noncash interest expense	19,040	29,463
Foreign currency remeasurement losses	1,427	757
Contributions to pension and postretirement benefit plans	(3,376)	(2,248)
Payment of interest on payment-in-kind notes	(505)	-
Change in operating assets and liabilities:
Accounts receivable	(4,787)	6,474
Inventories	6,465	29,945
Other current assets	224	(358)
Accounts payable and accrued liabilities	3,790	1,072
Income taxes payable	(4,007)	3,388
Other	552	2,454
Net cash provided by operating activities	20,339	45,923

INVESTING
Capital expenditures	(4,915)	(2,037)
Deposit and other costs related to equipment to be purchased	(2,652)	-
Investments in and advances to unconsolidated affiliates	(16)	(98)
Distributions from unconsolidated affiliates	500	400
Effect on cash from deconsolidation of subsidiary	-	(201)
Proceeds from sale of property, plant and equipment	200	936
Net cash used in investing activities	(6,883)	(1,000)

FINANCING
Proceeds from issuance of term loans	13,250	-
Repayment of term loans	(18,179)	(15,249)
Net borrowings (repayments) under revolving loans	4,561	(16,235)
Net proceeds from (repayments of) short-term borrowings	5,278	(13,237)
Payment of financing fees	(783)	(187)
Repayment of capital lease obligations	(216)	(236)
Fees related to issuance of preferred stock	-	(490)
Payment of principal on payment-in-kind notes	(16,655)	-
Acquisition of noncontrolling interest	(17)	-
Increase (decrease) in checks issued in excess of deposits	(94)	246
Net cash used in financing activities	(12,855)	(45,388)

Effect of exchange rate changes on cash and cash equivalents	(61)	(282)
Net change in cash and cash equivalents	540	(747)
Cash and cash equivalents at beginning of period	3,240	3,987
Cash and cash equivalents at end of period	$3,780	$3,240

Supplemental disclosures of cash flow information:
Cash payments (refunds) of income taxes, net	$4,989	$(893)
Cash payments for interest	$10,232	$10,331
Noncash investing and financing activities:
Accrued preferred stock dividends	$33,710	$26,778
Exchange of unsecured subordinated notes payable to related party for preferred stock	$-	$112,469
Additions to property, plant and equipment using deposits or trade credits	$100	$-
Transfer and derecognition of assets to settle liabilities	$24,751	$-
Liabilities extinguished and derecognized by transfer of assets	$52,737	$-
Capital lease obligations incurred to acquire assets	$197	$-

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

The consolidated financial statements include the financial statements of International Textile Group, Inc. and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates in which the Company owns 20% to 50% of the voting stock or has significant influence are accounted for using the equity method. Investments in unconsolidated affiliates in which the Company does not have significant influence and owns less than 20% of the voting stock are accounted for using the cost method. In addition, the Company evaluates its relationships with other entities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10-25, “Consolidation – Recognition – Variable Interest Entities,” to identify whether they are variable interest entities as defined therein and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then results and financial position of that entity are included in the Company’s consolidated financial statements in accordance with FASB ASC 810-10-25.

(c)	Cash and Cash Equivalents

Cash and cash equivalents include time deposits and other short-term investments with an original maturity of three months or less; at times such amounts on deposit with an entity may exceed Federal Deposit Insurance Corporation limits.

(d)	Accounts Receivable, Net

Trade accounts receivable are recorded at the invoiced amount and bear interest in certain cases that is recognized as the interest is received. The Company continuously performs credit evaluations of its customers, considering numerous inputs including, but not limited to, each customers’ financial position; past payment history; cash flows and management capability; historical loss experience; and general and industry economic conditions and prospects. The Company estimates its allowance for doubtful accounts based on a combination of historical and current information regarding the balance of accounts receivable, as well as the current composition of the pool of accounts receivable. The Company determines past due status on accounts receivable based on the contractual terms of the original sale. Accounts receivable that management believes to be ultimately uncollectible are written off upon such determination. The Company records sales returns as a reduction to sales, cost of sales, and accounts receivable and an increase to inventory based on return authorizations for off-quality goods. Returned products that are recorded as inventories are valued based upon expected realizability.

(e)	Inventories

Inventories represent direct materials, labor and overhead costs incurred for products not yet delivered or returned. Inventories are valued at the lower of cost or market value using the first-in, first-out (“FIFO”) method. The Company reviews its inventory on a quarterly basis to identify excess or slow moving products, discontinued and to-be-discontinued products, and off-quality merchandise. For those items in inventory that are so identified, the Company estimates their market value based on historical and expected realization trends. This evaluation requires forecasts of future demand, market conditions and selling prices. If the forecasted market value is less than cost, the Company writes down the value of its inventory to reflect the lower value of that inventory. This methodology recognizes inventory exposures at the time such losses are evident rather than at the time goods are actually sold.

(f)	Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for by either the equity or cost methods, generally depending upon ownership levels. The equity method of accounting is used when the Company’s investment in voting stock of an entity gives it the ability to exercise significant influence over the operating and financial policies of the investee. The equity method of accounting is used for unconsolidated affiliated companies in which the Company holds 20% or more of the voting stock of the investee, but no more than 50%, or the Company otherwise has significant influence. Unconsolidated affiliate companies in which the Company does not have significant influence and owns less than 20% of the voting stock are accounted for using the cost method. These investments in unconsolidated affiliates are assessed periodically for impairment and are written down if and when the carrying amount is not considered fully recoverable.

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

In accordance with FASB ASC 360, “Property, Plant, and Equipment”, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not in excess of the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows or prices for similar assets. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical to determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. The Company reviews the estimated useful lives of intangible assets when impairment testing is performed. If events and circumstances warrant a change in the estimated useful life, the remaining carrying amount is amortized over the revised estimated useful life.

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

(k)	Pensions and Other Postretirement Benefits

The valuation of pension and other postretirement benefits requires the use of assumptions and estimates to develop actuarial valuations of expenses, assets, and liabilities. Assumptions are made with respect to, among other things, discount rates, mortality rates, investment returns, projected benefits and Company contributions. The actuarial assumptions used are reviewed periodically and compared with external benchmarks. The discount rate is determined by projecting the plans’ expected future benefit payment obligations, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that results in the same projected benefit obligation. Estimated returns on plan assets are based on long-term expectations given current investment objectives and historical results. In accordance with FASB ASC 715, “Compensation – Retirement Benefits”, the Company recognizes the funded status of each plan in the consolidated balance sheets.

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

The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions, the most significant of which are Mexico and China. Income taxes are accounted for under the rules of FASB ASC 740, “Income Taxes”, and a full income tax provision is computed for each reporting period. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period of the change in rate. A valuation allowance is provided for deferred income tax assets when, in the opinion of management, it is more likely than not that some or all of the Company’s deferred income tax assets will not be realized. In evaluating the future realization of its deferred income tax assets, ITG considers both positive and negative evidence related to expected future reversals of existing taxable temporary differences, projections of future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, and potential tax-planning strategies. The Company records interest and penalties related to income tax settlements in income tax expense in the consolidated statements of operations. Significant judgments are required in order to determine the realizability of the deferred income tax assets. Changes in the expectations regarding the realization of deferred income tax assets could materially impact income tax expense in future periods. For uncertain income tax positions on the Company’s income tax returns, the Company first determines whether it is more likely than not that each income tax position would be sustained upon audit. The Company then estimates and measures any tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities. If the Company later modifies its evaluations, the Company records the related changes in the tax provision during the period in which such determinations are made.

(o)	Derivative Instruments

The Company accounts for derivative instruments in accordance with FASB ASC 815, “Derivatives and Hedging”. Under these rules, all derivatives are required to be recognized on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Unrealized gains and losses on derivative contracts are recorded in “other income (expense) - net” since these amounts represent noncash changes in the fair values of open contracts that are not expected to correlate with the amounts and timing of the recognition of the hedged items. Because the Company’s hedged items are components of cost of goods sold, realized gains and losses on derivative contracts are recorded in cost of goods sold upon settlement of those contracts, and cash flows from the settlement of derivative contracts are reported in operating activities.

At the inception of the hedge contract, the Company determines whether the derivative meets the criteria for hedge accounting treatment or whether the financial instrument is not designated as a hedge for accounting purposes. The Company formally documents its hedge relationships, identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The effective portion of the change in the fair value of a derivative that is designated as a cash flow hedge is recorded in the “Accumulated other comprehensive loss” line of the Company’s consolidated balance sheets.

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

The Company’s equity incentive plans are described in Note 14. FASB ASC 718, “Compensation – Stock Compensation”, requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value of the award. Unvested stock options are amortized on a straight-line basis over the entire remaining vesting periods as compensation expense based on the grant date fair value. Excess tax benefits related to stock option exercises are to be reflected as financing cash inflows. The Company’s policy is to issue shares upon exercise of stock options from newly issued shares.

(r)	Foreign Currency Translation

The U.S. dollar is the functional currency of the Company’s foreign subsidiaries primarily due to the amount and volume of transactions denominated in U.S. dollars, including sales transactions and related accounts receivable, purchase transactions and related inventories and accounts payable, financing transactions and certain intercompany transactions. In addition, the foreign subsidiaries’ sales prices are determined predominantly by worldwide competitive and economic factors. As a result, the effects of remeasuring assets and liabilities into U.S. dollars are included in the accompanying consolidated statements of operations in “other income (expense) - net.”

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

The preparation of the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts recorded in the consolidated financial statements and the related notes to consolidated financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of trade receivables, inventories, goodwill, intangible assets, other long-lived assets, guarantee obligations, indemnifications and assumptions used in the calculation of income taxes, pension and postretirement benefits, environmental costs, and of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments. These estimates and assumptions are based upon historical factors, current circumstances and the experience and judgment of the Company’s management. Management monitors economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currencies and equity values as well as changes in global consumer spending can increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ from these estimates under different assumptions or conditions. Changes in these estimates resulting from changes in the economic environment are reflected in the financial statements in future periods. Management believes that its estimates impacting the accompanying consolidated financial statements, including for these matters, are reasonable based on facts currently available.

(v)	Research and Development Expenses

Research and development costs are charged to operations when incurred and are recorded as a component of selling and administrative expenses in the accompanying consolidated statements of operations. Costs associated with research and development were approximately $6.6 million in each of the 2013 and 2012.

(w)	Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs were approximately $0.5 million and $0.4 million in 2013 and 2012, respectively, and were recorded as a component of selling and administrative expenses in the accompanying consolidated statements of operations.

(x)	Fiscal Year

The Company uses a calendar fiscal year from January 1 to December 31.

Recently Adopted Accounting Pronouncements

In July 2012, FASB issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles—Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment,” which amends the guidance in ASC 350 on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. ASU 2012-02 does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012- 02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

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

Note 2 Derecognition of Net Assets, Deconsolidation and Discontinued Operations

Derecognition of Certain Obligations and Assets of the Cone Denim de Nicaragua Business

The operations of Cone Denim de Nicaragua, S.A. (“CDN”), a wholly–owned subsidiary of the Company, have been idled since 2009. On October 7, 2013, CDN entered into various third party agreements (collectively, the “Transfer Agreements”) with Inter-American Investment Corporation (“IIC”) and certain other banks that had previously provided debt financing to CDN (collectively, the “CDN Lenders”), and the Corporacion De Zonas Francas De Nicaragua (the Free Trade Zone Corporation of Nicaragua, or “CZF”), pursuant to which (i) CZF paid, on behalf of CDN, certain amounts to the CDN Lenders in full satisfaction of CDN’s term loan debt and related interest and fee obligations (collectively, the “CDN Loans”), (ii) IIC assigned all of its rights in and to the CDN Loans to CZF in full satisfaction of CDN’s obligations thereunder, and (iii) CZF was granted ownership of CDN’s land, buildings, machinery, equipment and supplies (the “Security Assets”). In addition, the Transfer Agreements provided for the cancellation of CDN’s obligation under a lease agreement with CZF (the “CZF Lease”). The Transfer Agreements also provided for the cancellation of all of the Company’s guarantees, bonds and pledges related to the CDN Loans, including pursuant to a Project Funds and Subordination Agreement with the CDN Lenders. ITG did not pay or receive any cash consideration in connection with these Transfer Agreements. The CDN balance sheet as of October 7, 2013 included the following: $38.0 million outstanding under the CDN term loan, $12.8 million of accrued interest outstanding related to the CDN Loans, and $1.9 million outstanding under the CZF Lease (collectively, the “Obligations”), and the Security Assets had a total net book value of approximately $24.8 million. As a result of the execution and effectiveness of the Transfer Agreements, the Obligations were fully extinguished and the Company does not have, and will not regain, control of the Security Assets as of the date of execution of the Transfer Agreement. Consequently, ITG derecognized the Obligations and Security Assets as of October 7, 2013 in its consolidated balance sheet. The Company recorded a non-cash net gain of $27.9 million in 2013 in connection with the derecognition of the Obligations and the Security Assets .

Deconsolidation of the ITG-Phong Phu Cotton-Based Fabrics and Garment Manufacturing Operations

The Company deconsolidated its ITG-Phong Phu Joint Venture (“ITG-PP”), a cotton-based fabrics and garment manufacturing operation in Vietnam, as of May 25, 2012 as a result of the entry into an enforcement agreement (“the Enforcement Agreement”) pursuant to which Vietnam Technological Commercial Joint Stock Bank (“Techcombank”) took possession of certain assets in accordance with the terms of its credit agreement with ITG-PP. The Company, as parent company of ITG-PP, has certain related party loans receivable from ITG-PP collateralized by the assets of ITG-PP on a junior basis, and ITG-PP has a capital lease obligation with its joint venture partner. The obligations of ITG-PP are non-recourse to the Company or any other subsidiary of the Company, but are secured by the assets of ITG-PP. As of May 25, 2012, the securitized assets had a net book value of approximately $37.3 million. Approximately $21.6 million of the Company’s related party loans receivable from ITG-PP is collateralized by the assets of ITG-PP on a junior basis according to the Enforcement Agreement. Under the Enforcement Agreement, proceeds from the sale of the securitized assets are to be applied in the following priority: (i) to pay certain legal and other costs, taxes and fees related to the sale, (ii) to repay all principal and interest under loans with Techcombank, and (iii) to repay principal and interest owed by ITG-PP to ITG under certain related party loans described above. Any excess proceeds from the sale of the security assets are required to be remitted to, or at the direction of, ITG-PP. The Company is continuing to work with Techcombank to provide for an orderly disposition of the securitized assets. As of the date hereof, no sale of the assets has occurred. Assuming an orderly disposition, the Company has estimated that the fair value of the securitized assets, net of selling costs, will be sufficient to satisfy the Techcombank obligations and a portion of the related party loans payable to the Company, as the parent company of ITG-PP, although there can be no assurances of the timing or amounts thereof. The Company recorded a loss on deconsolidation of ITG-PP in the amount of $22.2 million in 2012, of which $22.0 million was a non-cash loss.

Presentation of Discontinued Operations

The results of operations of the CDN and ITG-PP businesses are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Prior year results of operations have been recast to conform to the current presentation. The Company allocates parent company interest to discontinued operations based on parent company debt that is required to be repaid from proceeds of the transactions giving rise to the disposition. No parent company interest has been allocated to the ITG-PP discontinued operations due to the uncertainty of any amounts to be received by the Company, and no parent company interest has been allocated to the CDN discontinued operations due to the lack of any amounts having received by the Company, in connection with the discontinuation of the respective operations. Net sales and certain other components included in discontinued operations were as follows (in thousands):

	2013	2012
Net sales:
CDN business	$—	$—
ITG-PP business	$—	$6,180

Loss from discontinued operations:
CDN business	$(6,014)	$(7,687)
ITG-PP business	$(89)	$(5,702)

Gain on derecognition of CDN net assets	$27,874	$—

Loss on deconsolidation of ITG-PP business	$—	$(22,204)

Note 3 Inventories

The major classes of inventory are as follows (in thousands):

	December 31, 2013	December 31, 2012
Inventories at FIFO:
Raw materials	$10,048	$12,477
Work in process	37,599	36,513
Finished goods	43,562	48,287
Dyes, chemicals and supplies	11,306	12,327
	$102,515	$109,604

Note 4 Investments in and Advances to Unconsolidated Affiliates

The Company owns 50% of each of Summit Yarn LLC and Summit Yarn Holdings (together, “Summit Yarn”) joint ventures formed to build and operate a cotton open-end and ring spun yarn manufacturing facility in Mexico. The Company also owns 49% of NxGen Technologies, LLC (“NxGen”), which is in the business of designing airbags, airbag systems and inflator units.

The aggregate summarized unaudited financial information of the Company’s investments in unconsolidated affiliates is set forth below (in thousands).

	December 31, 2013	December 31, 2012
Current assets	$16,239	$14,998
Noncurrent assets	6,214	6,672
Current liabilities	3,891	4,856
Noncurrent liabilities	928	—
Net sales	60,384	62,457
Gross profit	2,251	1,533
Net income (loss)	1,822	(981)

Results of operations included in the above table include various related party transactions entered into in the normal course of business with the Company (see Note 16). Such related party transactions have been eliminated through the cost of goods sold and the equity in income (loss) of unconsolidated affiliates lines in the Company’s consolidated statements of operations. The Company assigned no values to noncurrent assets acquired in connection with the formation of the Company (except for noncurrent assets applicable to minority interest) due to the existence of negative goodwill in accordance with GAAP. Accordingly, no value was assigned to the Company’s noncurrent investments in unconsolidated affiliates upon formation of the Company. At December 31, 2013 and 2012, the Company’s recorded investment in Summit Yarn was approximately $8.9 million less than its 50% interest in Summit Yarn equity due to the above referenced purchase accounting adjustments.

Note 5 Property, Plant, and Equipment

Property, plant, and equipment consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Land and land improvements	$2,741	$3,427
Buildings	52,912	67,255
Leasehold improvements	837	837
Machinery and equipment	161,659	179,837
Construction in progress	3,125	2,099
Equipment under capital leases	1,648	1,430
	222,922	254,885
Less: accumulated depreciation	(117,471)	(113,933)
	$105,451	$140,952

The December 31, 2012 balances above included approximately $26.0 million of net property, plant and equipment related to CDN. The net book value of such assets as of October 7, 2013 of $24.8 million was derecognized on such date (see Note 2). The Company periodically performs assessments of the useful lives of its depreciable assets. In evaluating useful lives, the Company considers how long assets will remain functionally efficient and effective given such factors as quality of construction and estimated economic environments, competitive factors and technological advancements. If the assessment indicates that an asset may be used for a longer or shorter period than previously estimated, the useful life of such asset is revised, resulting in a change in estimate. Changes in estimates are accounted for on a prospective basis by depreciating the asset’s current then-carrying value over its revised estimated remaining useful life. Depreciation and amortization expense related to property, plant and equipment was $14.5 million and $17.3 million for 2013 and 2012, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets pursuant to the provisions of FASB ASC 360, “Property, Plant, and Equipment”. Such recoverability reviews and tests, primarily based on fair value measured by prices for similar assets, did not result in any impairment charges in 2012. In 2013, the Company recorded a non-cash impairment charge of $2.0 million in the narrow fabrics segment as a result of reduced sales volumes and continued negative operating results, primarily due to certain government budget pressures and a slower than expected increase in other product sales. The non-cash impairment charge was equal to the amount by which the carrying value of the asset group exceeded the estimated fair value of such assets as measured by the market approach using the assistance of independent third-party appraisers. The market approach has been determined to be the most representative because of the uncertainty of projected future cash flows in this segment. Such non-cash impairment charge primarily reduced the carrying amount of the segment’s land, buildings, machinery and equipment.

The Company cannot predict the occurrence of any future events or conditions that might adversely affect the carrying value of long-lived assets. A decline in general economic or industry-specific business conditions could result in future impairment charges with respect to the Company’s long-lived assets, including any of its property, plant and equipment.

Note 6 Goodwill, Intangible Assets and Deferred Charges

Goodwill, intangible assets and deferred charges are comprised of the following (in thousands):

				December 31, 2013			December 31, 2012
	Range of Life (Years)			Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net

Goodwill	N/A			$2,740	$—	$2,740	$2,740	$—	$2,740

Other intangible assets	N/A			$200	$—	$200	$200	$—	$200
Amortizable intangbile assets and deferred charges:
Deferred financing costs	2	-	7	3,616	(2,140)	1,476	3,978	(2,066)	1,912
Total				$3,816	$(2,140)	$1,676	$4,178	$(2,066)	$2,112

The goodwill balance at December 31, 2013 and 2012 of $2.7 million relates to the commission finishing segment. No impairment was recorded as a result of the Company’s annual evaluation as of October 1, 2013 or 2012.

The following table reflects the changes in the net carrying amount of other intangible assets (in thousands):

Other Intangible Assets
Balance at December 31, 2011	$2,944
Payment of financing fees	187
Amortization	(1,039)
Foreign currency translation adjustments	20
Balance at December 31, 2012	2,112
Payment of financing fees	783
Amortization	(1,061)
Derecognition of CDN assets and other	(156)
Foreign currency translation adjustments	(2)
Balance at December 31, 2013	$1,676

Amortization expense for definite-lived intangible assets and deferred charges for 2013 and 2012 was $1.1 million and $1.0 million, respectively. The estimated future amortization expense for definitive-lived intangible assets and deferred charges, based on current balances is as follows (in thousands):

2014	$966
2015	450
2016	60
2017	—
2018	—

Note 7 Sundry Payables and Accrued Liabilities

The major categories of sundry payables and accrued liabilities are as follows (in thousands):

	December 31, 2013	December 31, 2012

Accrued salaries and benefits	$6,695	$4,748
Accrued interest	1,978	11,255
All other	11,655	16,607
Total	$20,328	$32,610

Accrued interest as of December 31, 2012 included $9.7 million that was derecognized as a component of the 2013 non-cash gain on derecognition of CDN net assets (see Note 2).

Note 8 Long-Term Debt and Short-Term Borrowings

Total outstanding long-term debt of the Company consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Revolving loans:
ITG, Inc.	$48,128	$42,695
Parras Cone de Mexico, S.A. de C.V. (1)	11,512	12,386
Term loans:
ITG, Inc.	10,019	10,027
Burlington Morelos S.A. de C.V. (1)	16,812	14,500
Parras Cone de Mexico, S.A. de C.V. (1)	3,000	—
Cone Denim (Jiaxing) Limited (1)	11,610	18,168
Jiaxing Burlington Textile Company (1)	—	3,646
Cone Denim de Nicaragua (1)	—	38,006
Other:
Senior subordinated notes	—	16,656
Senior subordinated notes - related party	163,520	145,051
Capitalized lease obligations	188	207
Other notes payable	21	24
Total long-term debt	264,810	301,366
Less: current portion of long-term debt	(13,731)	(17,260)
Less: callable debt	—	(38,006)
Total long-term portion of long-term debt	$251,079	$246,100

(1)	Non-recourse to the U.S. parent company.

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

Borrowings under the 2011 Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option. At December 31, 2013, there was $48.1 million outstanding under the U.S. Revolver at a weighted average interest rate of 5.2% and $10.0 million outstanding under the U.S. Term Loan at a weighted average interest rate of 5.1%. As of December 31, 2013, the Company had $10.5 million of standby letters of credit issued in the normal course of business, none of which had been drawn upon, that reduced the borrowing availability under the U.S. Revolver. At December 31, 2013, availability under the U.S. Revolver was $21.8 million.

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

Under the 2011 Credit Agreement, the Company is required to maintain availability, or average adjusted availability (each as defined) at or above certain predefined levels, or certain limitations may be imposed on the Company, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. The following describes actions that may be taken, and margins, fees or limitations that may be imposed upon the Company, under the 2011 Credit Agreement at certain availability or average adjusted availability levels:

•

if average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company is restricted from making loans to, and/or investments in, its international subsidiaries. At December 31, 2013, average adjusted availability was approximately $25.3 million and availability was $21.8 million, and the Company was not subject to such restrictions as of such date, but was subject to such restrictions in prior periods. Notwithstanding these restrictions, the Company and the lenders under the 2011 Credit Agreement entered into certain consents and amendments to the 2011 Credit Agreement which provided the Company the ability to (i) make investments in ITG-PP in an amount up to $3.5 million, which investments were made in the form of loans to ITG-PP in June 2011, and (ii) enter into and perform its obligations under an amended Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of WLR Recovery Fund IV, L.P. (“Fund IV”), an affiliate of Wilbur L. Ross, Jr., the Chairman of our Board of Directors and who, together with certain investment entities controlled by him (collectively, the “WLR Affiliates”) is our controlling stockholder, not to exceed $15.5 million (see “Guarantees” below). In March 2013, the Company entered into Amendment No. 9 to the 2011 Credit Agreement, which provides that either (i) the lenders under the 2011 Credit Agreement are entitled to receive payment under a $3.7 million evergreen standby letter of credit executed by Fund IV (the “Fund IV LC”) that automatically renews each year, unless notified by the issuing bank, until a final termination date of March 31, 2016 or (ii) the Company’s investments in ITG-PP discussed above are required to be repaid to the Company by ITG-PP no later than one month prior to the stated expiry date, non-renewal date or termination date of the Fund IV LC (see Note 2 related to a potential sale of the assets of ITG-PP);

•

if availability is less than $17.5 million, the Company is required to comply with a specified fixed charge coverage ratio (as defined in the 2011 Credit Agreement). The Company was not subject to such fixed charge coverage ratio as of December 31, 2013, but would have been in compliance with such ratio as of that date;

•

depending on average adjusted availability, the applicable margin added to LIBOR or other published bank interest rates for borrowings under the 2011 Credit Agreement can range from 4.25% to 4.75% (the weighted average applicable margin was 4.7% at December 31, 2013). In addition, depending on amounts borrowed and average adjusted availability, the U.S. Revolver requires the payment of an unused commitment fee in the range of 0.50% to 0.75% annually, payable monthly; and

•

if the Company’s excess availability (as defined in the 2011 Credit Agreement) falls below certain predefined levels, the lenders under the 2011 Credit Agreement can draw upon an evergreen standby letter of credit in the amount of $20.0 million executed by the WLR Affiliates that automatically renews each year, unless notified by the issuing bank, until a final termination date of March 31, 2016; no such amounts had been drawn by the lenders as of December 31, 2013.

On March 23, 2011, a wholly-owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Burlington Morelos”), entered into a five year, $20.0 million term loan with Banco Nacional De Mexico, S.A., (“Banamex”) which requires the repayment of $0.3 million in principal per month until February 2016, with the remaining principal balance due in March 2016, and on March 27, 2013, Burlington Morelos received funding of $6.3 million under a three year term loan agreement with Banamex which requires repayments of $0.1 million in principal per month until February 2016, with the remaining principal balance due in March 2016. The obligations of Burlington Morelos under such term loans are denominated in U.S. dollars and are secured by a pledge of all the accounts receivable, inventories, and property, plant and equipment of Burlington Morelos and its subsidiaries. The interest rate on borrowings under the term loans is variable at LIBOR plus 4%. At December 31, 2013, the amount outstanding under the Burlington Morelos term loans was $16.8 million at an interest rate of 4.2%.

On March 23, 2011, a wholly-owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a revolving receivables factoring agreement under which Parras Cone agreed to sell certain of its accounts receivable to Banamex, on a recourse basis. At December 31, 2013, $11.5 million was outstanding under the factoring agreement, at an interest rate of 4.3%, which borrowings are collateralized by certain of Parras Cone’s trade accounts receivable in the aggregate amount of approximately $12.1 million. On March 5, 2014, Parras Cone renewed this factoring agreement through March 6, 2017 in an amount not to exceed $16.0 million. Accordingly, the Company has classified the $11.5 million balance outstanding under this facility as a long-term liability at December 31, 2013 in accordance with GAAP.

On June 18, 2013, Parras Cone entered into a $5.0 million credit facility for the purchase of new machinery and equipment. Borrowings under the facility are secured by certain assets of Parras Cone and are guaranteed by Burlington Morelos. The interest rate on borrowings under the facility is variable at LIBOR plus 4%, and varying monthly principal repayments are due from January 2014 until June 2019. At December 31, 2013, the amount of borrowings outstanding under this credit facility was $3.0 million at an interest rate of 4.3%.

The term loans issued by the Company’s subsidiaries in Mexico described above contain customary provisions for default for agreements of this nature. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights as a secured party. Such term loans also contain certain customary financial covenant requirements. In addition, Burlington Morelos and its subsidiaries are restricted under such term loans from making annual capital expenditures in excess of one percent of annual consolidated net sales of such consolidated group. As of December 31, 2013, the Company was in compliance with such covenants.

In 2006 and 2007, Cone Denim (Jiaxing) Limited obtained financing from Bank of China, that is non-recourse to the ITG parent company, to fund its capital expenditures in excess of partner equity contributions, which contributions were in accordance with applicable Chinese laws and regulations. The financing agreement provided for a $35.0 million term loan available in U.S. dollars, which was used for the import of equipment to Cone Denim (Jiaxing) Limited. Interest is based on three-month LIBOR plus a contractual spread of 6.0% or greater, depending upon periodic credit reviews. At December 31, 2013, outstanding borrowings under this facility were $11.6 million with a weighted average interest rate of 7.3%. The agreement was amended in January 2013 to provide that the term loan is required to be repaid in monthly principal installments of no less than $0.5 million. These payments began in January 2013 and continue until January 2016. An additional principal repayment of $0.5 million was made in January 2013 against the outstanding balance of the term loan prior to this amendment. The term loan is secured by the building, machinery, equipment and certain inventory of Cone Denim (Jiaxing). The financing agreement contains certain covenant requirements customary for agreements of this nature.

In June 2013, Jiaxing Burlington Textile Company fully repaid its outstanding term loan balance of $1.2 million related to borrowings from China Construction Bank using proceeds from short-term borrowings described below.

On October 7, 2013, the CDN loans were fully extinguished, and all of the Company’s guarantees, bonds and pledges related to the CDN Loans, including under its Project Funds and Subordination Agreement, were cancelled (see Note 2).

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

At various times, the WLR Affiliates purchased from holders certain of the Notes with an original interest rate of 12% per annum which were thereafter amended, restated and reissued in the form of Tranche B Notes, and which were subordinate in right of payment and collateral to Notes held by third parties other than the WLR Affiliates (the “Tranche A Notes”). The interest rate on the Tranche A Notes was 15.5% per annum in the three months ended March 31, 2012; 16.0% per annum in the three months ended June 30, 2012; 16.5% per annum in the three months ended September 30, 2012; 17.0% per annum in the three months ended December 31, 2012; and 17.5% per annum in the three months ended March 31, 2013. On March 29, 2013, the Company used proceeds of $4.0 million from the U.S. Term Loan, $5.0 million from borrowings under certain term loans in Mexico, and the balance from additional U.S. Revolver borrowings to repay in full all amounts outstanding ($17.2 million including PIK interest) under the Tranche A Notes, and to pay fees and expenses in connection with such financing activities.

The Tranche B Notes are classified as “Senior subordinated notes - related party” in the Company’s accompanying consolidated balance sheets. The Tranche B Notes bear PIK interest at 12% per annum and have a maturity date of June 2015. At December 31, 2013, $163.5 million aggregate principal amount was outstanding under the Tranche B Notes, including PIK interest. See Note 25, “Subsequent Events”.

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

Debt Maturities

As of December 31, 2013, aggregate maturities of long-term debt for each of the next five 12-month periods were as follows: $13.7 million, $177.0 million, $61.0 million, $12.0 million and $1.0 million.

Short-term Borrowings

The Company and certain of its subsidiaries had short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $43.3 million at December 31, 2013 and $37.0 million at December 31, 2012, with weighted average interest rates of 6.6% and 6.9%, respectively. At December 31, 2013, ITG and its U.S. subsidiaries had outstanding short-term financing obligations from certain cotton and other suppliers in the amount of $4.3 million; Cone Denim (Jiaxing) Limited had outstanding short-term working capital loans in an aggregate amount of $33.4 million from various Chinese financial institutions, including approximately $6.2 million secured by land and buildings at Jiaxing Burlington Textile Company and $2.4 million guaranteed by a $2.8 million standby letter of credit with a WLR Affiliate; and Jiaxing Burlington Textile Company had outstanding short-term working capital loans from certain Chinese financial institutions in the amount of $5.6 million, all of which are guaranteed by standby letters of credit from the U.S. parent company. For 2013 and 2012, the average balance of the Company’s short-term borrowings was $41.7 million and $41.8 million, respectively, with weighted average interest rates of 6.7% and 7.3%, respectively. The maximum month-end amount of the Company’s short-term borrowings in 2013 and 2012 was $45.5 million and $52.9 million, respectively.

Guarantees

FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of December 31, 2013, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of December 31, 2013 or December 31, 2012, except as noted herein.

In 2011, the Company entered into the Guaranty in favor of Fund IV. Pursuant to the Guaranty, the Company has guaranteed the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of December 31, 2013, the total obligations under such letters of credit guaranteed by the Company were $6.5 million. In each of 2013 and 2012, the Company incurred and accrued guarantee fees of $0.7 million. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

Note 9 Leases

As of December 31, 2013, minimum future obligations under capital leases and noncancelable operating leases were as follows (in thousands):

	Capital leases	Operating leases
2014	$74	$2,528
2015	70	1,409
2016	62	1,354
2017	—	1,198
2018	—	799
Later years	—	717
Total minimum lease payments	206	$8,005
Less interest portion of payments	18
Present value of future minimum lease payments	$188

Capital leases are primarily for production machinery and equipment with imputed interest rates of 5.7% to 6.2%. Operating leases pertain to office facilities and a variety of machinery and equipment. Certain operating leases, principally for office facilities, contain escalation clauses for increases in operating costs, property taxes and insurance. For 2013 and 2012, rental expense for operating leases was $3.0 million and $3.3 million, respectively.

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

Income tax (expense) benefit attributable to loss from continuing operations consisted of (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Current:
United States	$(82)	$(80)
Foreign	(913)	(2,489)
Total current	(995)	(2,569)
Deferred:
United States	(67)	(67)
Foreign	11,437	(1,424)
Total deferred	11,370	(1,491)
Total	$10,375	$(4,060)

The Company’s income tax (expense) benefit for 2013 and 2012 is different from the amount computed by applying the U.S. federal income tax rate of 35% to loss from continuing operations before income tax (expense) benefit as follows (in thousands):

	2013	2012

U.S. federal income tax at statutory rate	$3,143	$9,482
State income taxes, net of federal effect	597	913
Foreign rate differential	4,573	(559)
Changes in uncertain tax positions	4,249	(397)
Reconciliation of prior year provision to tax returns filed	(235)	57
Changes in statutory tax rates and regulations	5,710	3,330
Foreign earnings taxed in the U.S.	(2,551)	(3,604)
Expiration of tax credits	(815)	(348)
Changes in NOL carryforwards	(1,333)	—
Other	(128)	806
Changes in valuation allowances	(2,835)	(13,740)
	$10,375	$(4,060)

The temporary basis differences that gave rise to deferred income tax assets and deferred income tax liabilities consisted of the following (in thousands):

	December 31, 2013		December 31, 2012
	Current	Noncurrent	Current	Noncurrent
Deferred income tax assets
Property, plant and equipment	$—	$8,719	$—	$13,446
Bad debt reserves	359	—	186	—
Inventories	1,832	—	1,891	—
Reserve for future expenses	426	576	370	239
Employee benefit plans	1,031	5,899	253	6,050
Unconsolidated affiliates	507	—	811	—
Net operating loss and credit carryforwards	—	200,952	—	158,999
Intercompany payables with foreign affiliates	20,802	—	18,187	—
Other	1,091	1,538	1,074	136
Valuation allowances	(23,663)	(192,707)	(20,297)	(161,945)
Subtotal	2,385	24,977	2,475	16,925

Deferred income tax liabilities
Property, plant and equipment	—	(528)	—	(1,250)
Goodwill and other intangible assets	—	(735)	—	(639)
Nonpermanently invested foreign earnings	—	(17,417)	—	(14,865)
Other	(145)	(89)	(5,059)	(472)
Subtotal	(145)	(18,769)	(5,059)	(17,226)
Total	$2,240	$6,208	$(2,584)	$(301)

Gross deferred income tax assets as of December 31, 2013 and 2012 were reduced by valuation allowances of $216.4 million and $182.2 million, respectively, for the portions of tax benefits that management considers it is more likely than not that some or all of its deferred income tax assets will not be realized. The valuation allowance was increased by $34.2 million during 2013, including $2.8 million related to continuing operations primarily due to additional net operating losses, and $31.4 million related to discontinued operations for U.S. net operating losses related to investments in Vietnam and Nicaragua. In determining whether it is more likely than not that deferred income tax assets would be realized, the Company evaluates various sources of expected future taxable income such as the future reversal of existing taxable temporary differences, future taxable income exclusive of reversing taxable temporary differences and carryforwards, taxable income in prior carryback years, and tax planning strategies. The Company believes that the valuation allowances recorded against deferred income tax assets are appropriate based on current facts and circumstances.

FASB ASC 740-10-25, “Income Taxes – Other Considerations or Special Areas – Recognition”, states that all earnings of a foreign subsidiary are presumed to represent temporary differences in income recorded for financial reporting purposes and taxable income (and therefore requires deferred income tax liabilities to be recorded) unless management asserts that the subsidiary has invested, or will invest, its undistributed earnings indefinitely in foreign jurisdictions. If this assertion can be supported, such temporary difference is treated as a permanent difference, and no deferred income tax liability is required to be recorded. The indefinite reinvestment assertion is made by the Company on a subsidiary-by-subsidiary basis. The Company maintains that the undistributed earnings of the majority of its foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions; therefore no deferred income tax liability has been recorded with respect to these subsidiaries’ earnings. Although a determination of the tax that would be due if such earnings were not indefinitely reinvested is not practicable due to the significant U.S. net operating loss carryforwards and the U.S. full valuation allowance on such net deferred income tax assets, any impact would not be material. The amount of cash and cash equivalents located at the Company’s foreign subsidiaries was approximately $3.8 million at December 31, 2013.

In December 2013, Mexico enacted income tax reform legislation which, among other things, established the corporate income tax rate at 30%, repealed the flat tax regime, and repealed certain consolidation filing provisions. The Company has historically filed consolidated income tax returns in Mexico. Under the new tax legislation, the Company was required to recapture previously deferred income taxes related to income tax loss carryforwards and differences between consolidated and individual company taxable earnings. A net deferred income tax benefit of approximately $10.0 million was recorded in 2013 to reflect such changes in the Mexican tax laws.

The Company’s apparel subsidiaries in China were taxed at preferential rates under a tax holiday which consisted of a 12.5% tax rate from 2010 through 2012, and 25% thereafter. Due to historic operating losses, the benefit of this tax holiday is not readily determinable; however, the Company has recorded deferred income taxes related to its apparel subsidiaries in China at a tax rate of 25% as of December 31, 2013 and 2012.

The Company’s subsidiary in Vietnam receives a preferential tax rate of 15% for a period of twelve years which began in 2006 and is subject to a tax rate of 25% thereafter. However, this entity is afforded an exemption from paying corporate income tax for the first three years in which taxable income is generated and is only required to pay 50% of calculated taxes for the seven years beginning at the end of this three year period. The Vietnamese entity currently has a cumulative operating loss and therefore does not benefit from the tax holiday. As described in Note 2, ITG-PP was deconsolidated as of May 25, 2012 for financial reporting purposes under GAAP. In 2013 the Company recognized a $16.8 million deferred tax asset related to additional net operating losses resulting from positions taken by the Company for claims filed against certain assets in Vietnam and the related impact on certain of the Company’s income tax returns filed during 2013, with the benefit of such losses fully offset by an increase of $16.8 million in the valuation allowance, resulting in a zero net effect on the Company’s consolidated financial statements. The entire amount of the tax impact ultimately recorded by the Company has been, and is expected to be, reduced by a valuation allowance as management believes that it is more likely than not that any tax benefits will not be realized. At this time, management does not expect that the ultimate tax impact of the deconsolidation, the sale of ITG-PP assets, and the ultimate liquidation of ITG-PP will have a material impact on the Company’s consolidated balance sheet, results of operations or cash flows. Because the sale of the ITG-PP assets and subsequent liquidation of ITG-PP have not yet occurred, management does not currently have the necessary information to determine the ultimate impact of these transactions on the Company’s income taxes. The Company expects that it will be able to obtain the necessary information to provide a reasonable estimate of the ultimate tax impact in its financial statements within a reasonable period subsequent to the occurrence of any sale transaction.

The Company currently has tax loss and credit carryforwards in the U.S., Mexico, and in various other foreign jurisdictions. The U.S. federal tax loss carryforward as of December 31, 2013 is $462.3 million and will expire in various amounts, and at various times, from 2025 through 2034. U.S. state net operating loss carryforwards were $195.8 million at December 31, 2013 and expire on various dates from 2025 to 2034. North Carolina and South Carolina jobs tax credit carryforwards of $28.8 million at December 31, 2013 expire in various amounts, and at various times, from 2016 through 2021. Foreign tax loss carryforwards as of December 31, 2013 are approximately $68.3 million and will expire in various amounts, and at various times, from 2014 through 2023.

The Company’s liability for uncertain tax positions at December 31, 2013 related primarily to the U.S. jurisdictions. Activity related to uncertain tax positions is as follows (in thousands):

Gross unrecognized tax benefits at December 31, 2011	$7,235
Additional net operating loss recapture	297
CUFIN recapture	600
Net operating loss recapture payments	(71)
Foreign exchange	(232)
Gross unrecognized tax benefits at December 31, 2012	7,829
Release of net operating loss recapture resulting from tax law change	(2,822)
Release of CUFIN recapture resulting from tax law change	(4,249)
Net operating loss recapture payments	(247)
Gross unrecognized tax benefits at December 31, 2013	$511

Previous tax legislation in Mexico required a taxable loss recapture provision of the amount by which the separate company “Cuenta de Utilidad Fiscal Neta” (“CUFIN”) exceeded the consolidated group’s CUFIN (the CUFIN computation determines the amount of earnings that may be distributed as a dividend free of additional Mexican corporate income taxes). The reserve related to CUFIN has been released as a result of a repeal of the consolidation rules under the 2013 Mexican income tax reform legislation discussed above. Also, the reserve related to net operating loss recapture in Mexico is no longer uncertain under such income tax reform legislation. The liability for uncertain tax positions of $ 0.5 million at December 31, 2013, if recognized, would reduce the Company’s effective tax rate. The amount of related interest and penalties accrued as of December 31, 2013 was not material to the consolidated financial statements.

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

Amounts recognized in the accompanying consolidated balance sheets related to the Burlington Industries LLC pension and postretirement benefit plans consisted of the following (in thousands):

	December 31, 2013		December 31, 2012
	Pension Benefit Plan	U.S. Postretirement Benefit Plan	Pension Benefit Plan	U.S. Postretirement Benefit Plan
Current liabilities - accrued benefit cost	$—	$429	$—	$269
Noncurrent liabilities - accrued benefit cost	12,603	1,254	16,312	1,500
	$12,603	$1,683	$16,312	$1,769

Accumulated other comprehensive loss	$5,208	$126	$7,442	$227

Components of net expense (benefit) and other amounts recognized in accumulated other comprehensive loss for the Burlington Industries LLC pension and postretirement benefit plans were as follows (in thousands):

	Pension Benefit Plan
	Year Ended December 31, 2013	Year Ended December 31, 2012
Net Expense (Benefit)
Interest cost	$787	$1,048
Expected return on plan assets, net of plan expenses	(280)	(345)
Amortization of net loss	640	685
Net periodic expense	1,147	1,388
Recognized settlement losses	689	963
Net expense	1,836	2,351

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net (gain) loss	(2,234)	614
Total recognized in net comprehensive income (loss)	$(398)	$2,965

	U.S. Postretirement Benefit Plan
	Year Ended December 31, 2013	Year Ended December 31, 2012
Net Expense (Benefit)
Interest cost	$64	$93
Expected return on plan assets, net of plan expenses	14	3
Amortization of net loss	2	7
Net expense	80	103

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net (gain) loss	(101)	(71)
Total recognized in net comprehensive income (loss)	$(21)	$32

Obligations, plan assets and the funded status of the Burlington Industries LLC pension and postretirement benefit plans were as follows (in thousands):

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Pension Benefit Plan	U.S. Postretirement Benefit Plan	Pension Benefit Plan	U.S. Postretirement Benefit Plan
Change in benefit obligations:
Balance at beginning of period	$(27,724)	$(1,930)	$(27,443)	$(2,087)
Interest cost	(787)	(64)	(1,048)	(93)
Benefits paid	3,369	226	3,589	208
Curtailment gain	—	—	53	—
Actuarial gains (losses)	(324)	85	(2,875)	42
Balance at end of period	(25,466)	(1,683)	(27,724)	(1,930)
Change in fair value of plan assets:
Balance at beginning of period	11,412	161	11,849	351
Actual return on plan assets, net of plan expenses	1,509	—	904	18
Cash contributions by employer	3,311	65	2,248	—
Benefits paid	(3,369)	(226)	(3,589)	(208)
Balance at end of period	12,863	—	11,412	161
Funded status at end of year	$(12,603)	$(1,683)	$(16,312)	$(1,769)

Weighted average assumptions used to determine net benefit cost of the Burlington Industries LLC pension and postretirement plans for the 2013 and 2012 periods were as follows:

	Pension Benefit Plan		U.S. Postretirement Benefit Plan
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2012

Discount rate	3.00%	4.00%	3.50%	4.75%
Long-term rate of return on plan assets	5.50%	5.50%	5.50%	5.50%

The weighted average discount rates used to determine the benefit obligations of the Burlington Industries LLC pension and postretirement benefit plans as of December 31, 2013 and 2012 were as follows:

	Pension Benefit Plan		U.S. Postretirement Benefit Plan
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Discount rate	3.65%	3.00%	4.40%	3.50%

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

An investment committee consisting of members of senior management of the Company is responsible for supervising, monitoring and evaluating the invested assets of the Company’s funded pension plan. The investment committee, which meets at least quarterly, abides by documented policies and procedures relating to investment goals, targeted asset allocations, risk management practices, allowable and prohibited investment holdings, diversification, the relationship between plan assets and benefit obligations, and other relevant factors and considerations. The objective of the Company’s investment policies and strategies for the U.S. pension plan is to achieve a targeted return over the long term that increases the ratio of assets to liabilities at a level of risk deemed appropriate by the Company while maintaining compliance with ERISA, common law fiduciary responsibilities and other applicable regulations and laws. The investment objective is measured over rolling one-, three- and five-year periods. The Burlington Industries LLC pension plan invests primarily in passive investments and predominantly in the debt and equity asset classes. Investment in additional asset classes with differing rates of returns, return variances and correlations may be utilized to reduce risk by providing diversification relative to equities. Additionally, the Company diversifies investments within asset classes to reduce the potential impact of losses in single investments. The Burlington Industries LLC pension plan’s asset allocation policy is the principal method for achieving its targeted return. The asset allocation targets are 55% equity securities, 30% fixed income securities, 10% private equity and real estate securities, and 5% commodities, cash or cash equivalents, with alternative investments and variances allowed within certain ranges. Actual asset allocation is monitored monthly relative to established policy targets and ranges. A variance from these ranges triggers a review and rebalancing toward the target allocation with due consideration given to the liquidity of the investments and transaction costs.

In 2013, the Company terminated its Voluntary Employees’ Beneficiary Association (“VEBA”) master trust that previously held investments for certain of the Company’s benefit plans, including the U.S. postretirement benefit plan. The fair values of plan assets in the Burlington Industries LLC pension plan at December 31, 2013 and 2012, and for the postretirement benefit plan at December 31, 2012, are shown below (in thousands). See Note 21 for a discussion of the levels of the fair value hierarchy under FASB ASC 820.

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At December 31, 2013
Pension Plan:
Cash equivalents	$—	$70	$—	$70
U.S. equity securities	62	4,205	—	4,267
Non-U.S. equity securities	—	3,089	—	3,089
Commodity derivative index fund (a)	—	622	—	622
U.S. fixed income securities (b)	—	3,531	—	3,531
Limited partnership units (c)	—	926	82	1,008
Real estate	—	—	276	276
	$62	$12,443	$358	$12,863

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At December 31, 2012
Pension Plan:
Cash equivalents	$—	$168	$—	$168
U.S. equity securities	41	3,586	—	3,627
Non-U.S. equity securities	—	2,586	—	2,586
Commodity derivative index fund (a)	—	594	—	594
U.S. fixed income securities (b)	—	3,398	—	3,398
Limited partnership units (c)	—	—	763	763
Real estate	—	—	276	276
	$41	$10,332	$1,039	$11,412
Postretirement Benefit Plan:
Cash equivalents	$—	$22	$—	$22
U.S. equity securities	—	76	—	76
U.S. fixed income securities (b)	—	63	—	63
	$—	$161	$—	$161

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
(c)

This category includes investments in several private equity funds that invest in diverse industries in the U.S. At December 31, 2013, $0.9 million was categorized as Level 2 within the fair value hierarchy due to consummated sales transactions of such investments that occurred subsequent to the balance sheet date.

The following table shows a reconciliation of the beginning and ending balances for the fair value measurements using significant unobservable inputs (Level 3) (in thousands):

	Limited partnership units	Real estate	Total
Ending balance at December 31, 2012	$763	$276	$1,039
Actual return on plan assets:
Relating to assets still held at end of year	—	—	—
Relating to assets sold during the year	160	—	160
Purchases, sales and settlements	(329)	—	(329)
Transfers out of Level 3	(512)	—	(512)
Ending balance at December 31, 2013	$82	$276	$358

The investment assets of the Company’s pension plan are valued using the following valuation methods:

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

Partnership investments: Values are based on the estimated fair value of the participation by the Company in the investment as determined by the general partner or investment manager of the respective partnership

Other holdings: Values vary by investment type, but primarily are determined by reputable pricing vendors, who use pricing matrices or models that use observable inputs

The Company expects to contribute between $2.5 million to $3.0 million to its U.S. pension plan and $0.1 million to $0.3 million to its U.S. postretirement plan in 2014, depending on plan asset performance and actual benefit payment levels.

The following benefit payments are expected to be made in the following fiscal years related to the Burlington Industries LLC pension and postretirement benefit plans. The expected benefit payments are based on the same assumptions used to measure the plans’ benefit obligations at December 31, 2013 (in thousands).

	Pension Benefit Plan	U.S. Postretirement Benefit Plan
2014	$3,602	$429
2015	3,865	292
2016	3,270	253
2017	2,534	208
2018	2,376	177
2019 to 2023	8,943	494

Certain of the Company’s wholly-owned international subsidiaries in Mexico have recorded liabilities for seniority premium (retirement) benefit plans in the aggregate amount of $0.9 million and $0.8 million at December 31, 2013 and 2012, respectively. Such plans have no plan assets.

The measurement date used to determine pension and postretirement benefit measures for the Company’s plans is December 31. Amounts recognized in accumulated other comprehensive loss for all plans consisted of $5.4 million and $7.7 million at December 31, 2013 and 2012, respectively. The estimated net loss for the pension and postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in the next fiscal year is $0.4 million.

Note 12 Defined Contribution Plan

The Company has a 401(k) Savings Plan for all U.S. employees (and certain employees in foreign countries) that provides for employer contributions based on defined plan formulas and the level of the employee’s contribution. During the years ended December 31, 2013 and 2012, cash contributions of $1.9 million and $1.7 million, respectively, were made by the Company to the 401(k) Savings Plan and charged to operations in each period.

Note 13 Stockholders’ Deficit

Preferred Stock

As of December 31, 2013, the Company had 100,000,000 shares of preferred stock authorized, including 5,000,000 shares of Series C Preferred Stock (the “Series C Preferred Stock”), of which 126,103 shares of Series C Preferred Stock were issued and outstanding at December 31, 2013 (116,502 shares issued and outstanding at December 31, 2012), 15,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 13,470,034 shares of Series A Preferred Stock were issued and outstanding at December 31, 2013 (12,505,687 shares issued and outstanding at December 31, 2012) and 5,000,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at December 31, 2013 or December 31, 2012. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

On July 24, 2012, the Company entered into an exchange agreement with the WLR Affiliates pursuant to which the WLR Affiliates exchanged approximately $112.5 million of the Company’s unsecured subordinated notes held by the WLR Affiliates for 112,469.2232 shares of Series C Preferred Stock of the Company.

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

There were no shares of Series B Preferred Stock outstanding during any period presented.

As of December 31, 2013, dividends in arrears on preferred stock were $0.1 million, or $1.11 per share, on the Series C Preferred Stock, and $0.4 million, or $0.03 per share, on the Series A Preferred Stock. See Note 25, “Subsequent Events”.

Common Stock

The Company has 150,000,000 shares of common stock authorized at $0.01 par value per share, of which 17,468,327 shares were issued and outstanding at December 31, 2013 and 2012.

Accumulated Other Comprehensive Loss

The components of, and changes in, accumulated other comprehensive loss (net of income taxes of $0.0 as of and for the years ended December 31, 2013 and December 31, 2012) were as follows (in thousands):

	Gains and Losses on Foreign Currency Cash Flow Hedges (1)	Pension Benefit Plan (2)	Postretirement Benefit Plans (2)	Total

Balance at December 31, 2012	$—	$(7,442)	$(264)	$(7,706)
Other comprehensive income (loss) before reclassifications	(151)	1,594	88	1,531
Amounts reclassified:
Net (gains) and losses included in cost of goods sold	(95)	—	—	(95)
Amortization of net actuarial losses	—	640	2	642
Other comprehensive income (loss) for the period	(246)	2,234	90	2,078
Balance at December 31, 2013	$(246)	$(5,208)	$(174)	$(5,628)

Balance at December 31, 2011	$—	$(6,828)	$(397)	$(7,225)
Other comprehensive income (loss) before reclassifications	—	(1,299)	125	(1,174)
Amounts reclassified:
Amortization of net actuarial losses	—	685	8	693
Other comprehensive income (loss) for the period	—	(614)	133	(481)
Balance at December 31, 2012	$—	$(7,442)	$(264)	$(7,706)

(1)	See Note 18, "Derivative Instruments".
(2)	These components are included in the computations of net periodic benefit costs. See Note 11 for additional information about the Company's pension and postretirement benefit plans.

The U.S. dollar is the functional currency of the Company’s foreign subsidiaries; therefore, there is no accumulated other comprehensive income or loss related to foreign currency translation adjustments.

Note 14 Stock-Based Compensation

Under the Company’s equity incentive and stock option plans adopted in 2005, the Company was authorized to award restricted nonvested shares of common stock, options to purchase common stock, or Performance Unit/Share awards (as defined therein). During fiscal year 2005, certain stock option awards were granted with a maximum term of 10 years. No additional grants are permitted to be made under these plans.

On April 1, 2008, the board of directors approved, and effective as of June 9, 2008, the stockholders approved, the Company’s 2008 Equity Incentive Plan (the “2008 Plan”). A total of 3,000,000 shares of the Company’s common stock and 1,000,000 shares of Series B Preferred Stock have been reserved for issuance under the 2008 Plan. The 2008 Plan authorizes the granting of awards to participants in the following forms: (i) stock options; (ii) stock appreciation rights (“SARs”) payable in cash, shares of common stock or Series B Preferred Stock or both; (iii) restricted stock and restricted stock units; (iv) performance shares and performance units payable in cash, shares of common stock or Series B Preferred Stock or both; and (v) other stock-based awards. For purposes of awards of performance shares or performance units, management objectives set by the Company’s compensation committee for awards may be based on one or more criteria related to earnings, cash flows, share or equity values, or other pre-established financial or non-financial objectives. The maximum number of shares of common stock with respect to one or more awards under the 2008 Plan that may be granted during any one calendar year or for any other performance period to any one participant is 450,000. The maximum number of shares of Series B Preferred Stock with respect to one or more awards under the 2008 Plan that may be granted during any one calendar year or for any other performance period to any one participant is 225,000. A performance unit paid to a participant with respect to any performance period may not exceed $3,500,000 times the number of years in the performance period. No awards have been granted under the 2008 Plan.

No stock options or other equity based awards were granted in any period presented. Stock option activity for the periods indicated below was as follows:

	Number of Shares	Weighted Average Exercise Price

Balance at December 31, 2011	371,052	$10.10
Expired	(25,853)	10.10
Balance at December 31, 2012	345,199	10.10
Expired	(4,699)	10.10
Balance at December 31, 2013	340,500	$10.10

At December 31, 2013, the weighted average remaining contractual life of outstanding stock options was 1.7 years. At December 31, 2013, the number of stock options exercisable was 340,500 and the weighted average exercise price of those options was $10.10. At December 31, 2013, the aggregate intrinsic value of outstanding stock options, options currently exercisable, and options expected to vest were each zero.

There was no stock-based compensation expense charged to income in either of 2013 and 2012, and there was no unrecognized compensation cost for stock-based awards as of December 31, 2013 and 2012.

Note 15 Reconciliation to Diluted Loss Per Share

The following data reflects the amounts used in computing income (loss) per share and the effect on the weighted average number of shares of dilutive potential common stock issuances (in thousands).

	2013	2012

Income (loss) from continuing operations	$1,520	$(31,746)
Accrued preferred stock dividends, including arrearages for the period	(34,202)	(26,778)
Loss from continuing operations applicable to common shareholders	(32,682)	(58,524)
Effect of dilutive securities:
None	—	—
Numerator for diluted loss per share from continuing operations	$(32,682)	$(58,524)

Income (loss) from discontinued operations	$21,771	$(35,593)
Less: net loss from discontinued operations attributable to noncontrolling interests	—	(2,666)
Income (loss) from discontinued operations applicable to common shareholders	21,771	(32,927)
Effect of dilutive securities:
None	—	—
Numerator for diluted loss per share from discontinued operations	$21,771	$(32,927)

Weighted-average number of common shares used in basic earnings per share	17,468	17,468
Effect of dilutive securities:
None	—	—
Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	17,468	17,468

Based on the number of shares of Series A Preferred Stock outstanding as of December 31, 2013 and the Liquidation Value thereof on such date, the Series A Preferred Stock could potentially be converted at the option of the holders thereof into 35,029,007 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive (in thousands). See Note 25, “Subsequent Events”.

	2013	2012

Convertible preferred stock	34,061	31,587

Note 16 Related Party Transactions

W.L. Ross & Co. LLC provides advisory services to the Company (consisting of consulting and advisory services in connection with strategic and financial planning, investment management and administration and other matters relating to our business and operations of a type customarily provided by sponsors of U.S. private equity firms to companies in which they have substantial investments, including any consulting or advisory services that the Board of Directors reasonably requests). In return for such services, WLR may charge a quarterly management fee of $0.5 million and is reimbursed for any reasonable out-of-pocket expenses (including expenses of third-party advisors retained by WLR). Per the Note Purchase Agreement, the payment of the management fees may not occur while payable in-kind (“PIK”) interest on the Notes is unpaid. As a result, WLR did not charge the Company any management fees in 2013 or 2012. However, $2.5 million in management fees from prior periods remains outstanding and is recorded as a non-interest bearing noncurrent liability in the December 31, 2013 and 2012 consolidated balance sheets.

The 2011 Credit Agreement (see Note 8) contains certain availability and average adjusted availability requirements (each as defined in the 2011 Credit Agreement). If the Company’s excess availability (as defined in the 2011 Credit Agreement) falls below certain predefined levels, the lenders under the 2011 Credit Agreement can draw upon an evergreen standby letter of credit in the amount of $20.0 million executed by the WLR Affiliates that automatically renews each year, unless notified by the issuing bank, until a final termination date of March 31, 2016; no such amounts had been drawn by the lenders as of December 31, 2013.

In September 2009, the WLR Affiliates purchased certain outstanding Notes with an original face amount of $40.0 million. In December 2009, the WLR Affiliates purchased an additional $17.5 million of original Notes, representing PIK Interest, with such portions of the Notes immediately amended, restated and issued in the form of Tranche B Notes. The Company issued and sold $14.0 million of additional Tranche B Notes prior to January 31, 2011. The outstanding amount of additional Tranche B Notes ($163.5 million at December 31, 2013, including outstanding PIK Interest) is classified as “Senior subordinated notes - related party” in the Company’s accompanying consolidated balance sheet at December 31, 2013. The maturity date of the Tranche B Notes is June 2015. See Note 25, “Subsequent Events”.

In 2011, the Company entered into the Guaranty in favor of Fund IV. Pursuant to the Guaranty, the Company has guaranteed the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of December 31, 2013, the total obligations under such letters of credit guaranteed by the Company were $6.5 million. In each of 2013 and 2012, the Company incurred guarantee fees of $0.7 million. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

On July 24, 2012, the Company entered into an exchange agreement with the WLR Affiliates pursuant to which the WLR Affiliates exchanged approximately $112.5 million of the Company’s unsecured subordinated notes held by the WLR Affiliates for 112,469.2232 shares of Series C Preferred Stock of the Company (see Note 13).

The Company has entered into a marketing and service arrangement with OCM India Limited (“OCM”), which is owned by certain affiliates of WLR. Under the arrangement, the Company provides certain operations, marketing and service assistance to OCM in exchange for a service fee. In 2013 and 2012, the Company received $0.4 million from OCM for service fees and sales commissions in each year.

The Company enters into various related party transactions in the normal course of business with its unconsolidated affiliated companies (see Note 4). Purchases of raw materials from Summit Yarn, LLC for the years ended December 31, 2013 and 2012 were $53.7 million and $56.8 million, respectively, and accounts payable at December 31, 2013 and 2012 were $8.0 million and $7.6 million, respectively. In addition, the Company billed Summit Yarn, LLC $3.8 million and $3.6 million in 2013 and 2012, respectively, for certain utilities it pays on behalf of Summit Yarn, LLC in Mexico, and related accounts receivable at December 31, 2013 and 2012 were $0.4 million at each date.

Note 17 Segment and Other Information

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and four reportable segments that are presented herein. The bottom-weight woven fabrics segment includes heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The narrow fabrics segment consists of narrow webbing products for safety restraint products such as seat belts and military and technical uses. The all other segment consists of expenses related to transportation services and other miscellaneous items. The CDN and ITG-PP businesses are presented as discontinued operations in the Company’s consolidated statements of operations for all periods presented (see Note 2).

Net sales, income (loss) from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense)-net. Intersegment net sales for 2013 and 2012 were primarily attributable to commission finishing sales of $0.5 million and $6.0 million, respectively.

	Year Ended
	December 31, 2013	December 31, 2012

Net Sales:
Bottom-weight Woven Fabrics	$578,348	$566,340
Commission Finishing	21,287	30,929
Narrow Fabrics	24,123	26,801
All Other	958	1,035
	624,716	625,105
Intersegment sales	(504)	(6,030)
	$624,212	$619,075

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$42,725	$29,066
Commission Finishing	(821)	(445)
Narrow Fabrics	(3,421)	(2,653)
All Other	(76)	2
Total reportable segments	38,407	25,970
Corporate expenses	(8,141)	(13,688)
Other operating income - net	3,148	9,478
Impairment charge	(2,049)	—
Restructuring charges (recoveries)	10	(928)
Interest expense	(30,867)	(41,680)
Other income (expense) - net	(9,487)	(6,243)
	(8,979)	(27,091)
Income tax benefit (expense)	10,375	(4,060)
Equity in income (losses) of unconsolidated affiliates	124	(595)
Income (loss) from continuing operations	1,520	(31,746)
Discontinued operations, net of taxes:
Loss from discontinued operations	(6,103)	(13,389)
Loss on deconsolidation of subsidiary	—	(22,204)
Gain on derecognition of net assets	27,874	—
Income (loss) from discontinued operations	21,771	(35,593)
Net income (loss)	23,291	(67,339)
Less: net loss attributable to noncontrolling interests	—	(2,666)
Net income (loss) attributable to International Textile Group, Inc.	$23,291	$(64,673)

	December 31, 2013	December 31, 2012

Total Assets:
Bottom-weight Woven Fabrics	$274,476	$280,858
Commission Finishing	17,194	12,491
Narrow Fabrics	13,454	16,853
Corporate	12,147	8,629
Discontinued Operations	–	26,955
All Other	55	89
	$317,326	$345,875

The following items are included in loss before income taxes (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Depreciation and Amortization
Bottom-weight Woven Fabrics	$10,697	$11,167
Commission Finishing	421	427
Narrow Fabrics	1,069	1,178
Corporate	339	506
Discontinued Operations	1,922	3,997
All Other	3	3
	$14,451	$17,278

The following items are included in the determination of total assets (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Capital Expenditures (cash and noncash)
Bottom-weight Woven Fabrics	$5,032	$1,915
Commission Finishing	38	72
Narrow Fabrics	92	44
Corporate	50	4
All Other	—	2
	$5,212	$2,037

The Company’s investments in and advances to unconsolidated affiliates, and the related equity in losses of unconsolidated affiliates, are included in the bottom-weight woven fabrics segment as of and for the years ended December 31, 2013 and 2012. The following table presents sales from continuing operations and tangible long-lived assets (including long-lived assets classified as assets held for sale) by geographic area as of and for the fiscal periods ended December 31, 2013 and 2012 (in thousands). The geographic sales dollars are determined generally based on the shipping destination of the product.

	Year Ended December 31, 2013	Year Ended December 31, 2012
Net Sales:
United States	$260,859	$274,309
Mexico	212,024	219,411
Other Foreign	151,329	125,355
	$624,212	$619,075

	December 31, 2013	December 31, 2012
Long-lived Assets:
United States	$23,525	$27,383
China	57,880	63,525
Mexico	24,046	24,084
Nicaragua	—	25,989
	$105,451	$140,981

Note 18 Derivative Instruments

Derivative instruments used by the Company for foreign currency, cotton, wool and natural gas purchases consist primarily of forward purchase contracts. The Company does not utilize financial instruments for trading or other speculative purposes. The Company has historically qualified for the “normal purchases exception” under GAAP for derivatives related to its cotton and wool forward purchase contracts and certain of its natural gas contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies and has designated such instruments as cash flow hedges under hedge accounting rules in 2013. The Company did not designate its natural gas forward purchase contracts as hedges for any of the periods presented herein. At December 31, 2013 and December 31, 2012, the Company had the following outstanding forward contracts that were entered into to hedge forecasted purchases through the end of December of the years following such dates:

Contract	Number of Units
Foreign currency forward contracts outstanding as of December 31, 2013	418,110,322 Pesos
Natural gas forward contract outstanding as of December 31, 2012	195,015 MBTU

The fair value of the Company’s derivative instruments recognized in the December 31, 2013 and December 31, 2012 consolidated balance sheets consisted of the following (in thousands):

	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FASB ASC 815
Foreign currency contracts	N/A	$—	Sundry payables and accrued liabilities	$310

Total Derivatives		$—		$310

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under FASB ASC 815
Commodity contracts	N/A	$—	Sundry payables and accrued liabilities	$15

Total Derivatives		$—		$15

The effect of derivative instruments on the financial performance of the Company was as follows (in thousands):

	Amount of Gain (Loss) in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	2013	2012	into Income	2013	2012
Derivatives designated as cash flow hedging instruments under FASB ASC 815
Foreign currency contracts	$(151)	$—	Cost of goods sold	$95	$—

Total	$(151)	$—		$95	$—

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized on Derivatives
	on Derivatives	2013	2012
Derivatives not designated as hedging instruments under FASB ASC 815 Commodity contracts
Realized	Cost of goods sold	$84	$(355)
Unrealized	Other income (expense) - net	15	231

Total		$99	$(124)

The Company did not exclude any amounts of its foreign currency cash flow hedges from effectiveness testing during any periods presented herein, and such tests resulted in the hedges being effective, or expected to be effective, in offsetting the variability of the designated forecasted cash flows. Foreign currency cash flow hedges outstanding at December 31, 2013 cover the twelve month period ending December 2014. The estimated net loss related to cash flow hedges that will be reclassified from accumulated other comprehensive loss into earnings over the next fiscal year is $0.2 million. Foreign currency cash flow hedges that were outstanding in 2013 covered the four month period ended December 31, 2013.

The Company does not designate its natural gas derivative instruments as hedges under hedge accounting rules. Accordingly, unrealized gains and losses on commodity derivative contracts are recorded in “other income (expense) - net” since these amounts represent noncash changes in the fair values of such open contracts that are not expected to correlate with the amounts and timing of the recognition of the hedged items. Natural gas hedges that were outstanding in 2013 covered the twelve month period ended December 31, 2013.

Because the Company’s hedged items are components of cost of goods sold, realized gains and losses on foreign currency and natural gas derivative contracts are recorded in cost of goods sold upon settlement of those contracts. Gains and losses reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next twelve months.

Note 19 Commitments and Contingencies

Asbestos materials are present at certain of the Company’s facilities, and applicable regulations would require the Company to handle and dispose of these items in a special manner if these facilities were to undergo certain major renovations or if they were demolished. FASB ASC 410, “Asset Retirement and Environmental Obligations,” provides guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity. In accordance with FASB ASC 410, the Company has not recognized a liability associated with these obligations, because the fair value of such liabilities cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of these facilities. The Company expects to maintain these facilities by repair and maintenance activities that do not involve the removal of any of these items and has not identified any need for major renovations caused by technology changes, operational changes or other factors. In accordance with FASB ASC 410, the Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value. As of December 31, 2013, the Company did not have any liabilities recorded for these obligations.

As of December 31, 2013, the Company had raw material and service contract commitments totaling $36.0 million and capital expenditure commitments of $3.0 million not reflected as liabilities on the accompanying consolidated balance sheet. These commitments were not reflected as liabilities on the accompanying consolidated balance sheet because the Company had not received or taken title to the related assets. Raw material commitments related mainly to firm purchase commitments for cotton and wool used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders.

The Company has previously disclosed that it is a party, as a nominal defendant only, to a consolidated class action lawsuit and related derivative action (together, the “Consolidated Action”), which consolidated three factually identical lawsuits filed in 2008 and 2009 under the caption In re International Textile Group, Inc. Merger Litigation, pending in the Court of Common Pleas, Greenville County, South Carolina (the “Court”), C.A. No. 2009-CP-23-3346. The Consolidated Action relates to the combination of the Company, which at the time was named Safety Components International, Inc., and a company formerly known as International Textile Group, Inc. (“Former ITG”), which occurred in late 2006 (the “Merger”). The Consolidated Action names as defendants, among others, certain individuals who were officers and directors, and certain stockholders, of Former ITG or the Company at the time of, and an entity which was an independent financial advisor to the Company in connection with, the Merger (the “Non-Company Defendants”). The plaintiffs in the Consolidated Class Action contend that certain of the Non-Company Defendants breached certain fiduciary duties, and have also made related claims, in connection with the Merger.

On February 19, 2014, the Company, as a nominal defendant, the plaintiffs and the Non-Company Defendants entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) relating to the Consolidated Action. The Settlement Agreement, which was preliminarily approved by the Court on February 19, 2014 and remains subject to the final approval of the Court as described below, provides, among other things, that in settlement of the Consolidated Action, (i) certain of the Non-Company Defendants will make an aggregate $36.0 million cash payment thereunder (the “Cash Settlement”), which includes a $16.0 million cash payment from the independent financial advisor and its insurers and a $20.0 million cash payment from other Non-Company Defendants and their insurers, (ii) $21.9 million in principal and accrued interest of the Company’s senior subordinated notes (which are designated as “senior subordinated notes—related party” on the Company’s balance sheets and have a maturity date of June 6, 2015), held by certain affiliates of the Company (the “Affiliates”), will be cancelled, together with all additional interest that accrues on such notes from December 31, 2013 through the effective date of the Settlement Agreement (collectively, the “Cancelled Notes”), and (iii) 10,315,727 shares of the Company’s Series A Preferred Stock, having a liquidation value of $257.9 million as of December 31, 2013, and 11,488 shares of the Company’s Series C Preferred Stock, having a liquidation value of $11.5 million as of December 31, 2013, in each case together with any additional shares of Series A Preferred Stock and Series C Preferred Stock that accrue with respect to such shares through the effective date of the Settlement Agreement (collectively, the “Cancelled Preferred Stock”), all of which are held by the Affiliates, will be cancelled on the effective date of the Settlement Agreement. As of December 31, 2013, the Company had a total of $163.5 million in aggregate principal and accrued interest of senior subordinated notes outstanding, and had outstanding shares of Series A Preferred Stock with an aggregate liquidation value of approximately $337.0 million, and of Series C Preferred Stock with an aggregate liquidation value of approximately $126.0 million.

If the Settlement Agreement receives final approval by the Court, the Cancelled Notes and the Cancelled Preferred Stock will be cancelled, and the Company’s respective obligations, and the Affiliates’ respective rights, thereunder will be terminated, effective as of December 31, 2013. The Company expects that when such cancellations take effect following final approval of the Settlement Agreement, they will not have an impact on the Company’s consolidated statements of operations but will have an impact on its consolidated balance sheet by reducing the Company’s long-term debt and stockholders’ deficit, by the amount of the Cancelled Notes, and by reducing the aggregate liquidation value of the Series A Preferred Stock and the Series C Preferred Stock by the respective values of the Cancelled Preferred Stock. The Company cannot determine the amount of cash, if any, from the Cash Settlement that may be available for use by the Company after such funds are applied in accordance with the Settlement Agreement to pay fees and expenses of various legal and other advisors in connection with the Consolidated Action. In accordance with the terms of the Settlement Agreement, the claims administrator has distributed the required notices relating to the proposed settlement of the Consolidated Action. The Court has scheduled a hearing to consider final approval of the Settlement Agreement on June 23, 2014, and the Company anticipates that, if approved, the Settlement Agreement would take effect in the third quarter of 2014.

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

Note 20 Restructuring Activities

The charges (recoveries) for restructuring included in income from continuing operations included the following (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Severance and COBRA benefits	$(33)	$832
Pension settlement charges	23	96
	$(10)	$928

Restructuring Activities in the Commission Finishing Segment

Beginning in the second quarter of 2012, workforce reductions of mostly hourly employees have been made at the Company’s commission finishing facility primarily as a result of the Company’s ongoing cost saving initiatives as well as the outlook for lower product demand in certain of the segment’s government contract businesses. Workforce reductions of 27 employees were made at the commission finishing facility resulting in severance and other termination benefits of $0.1 million in 2013. Workforce reductions of 50 employees were made at the commission finishing facility resulting in severance and other termination benefits of $0.2 million in 2012.

Restructuring Activities in the Bottom-weight Woven Fabrics Segment

Hourly and salaried workforce reductions of 45 employees undertaken at the U.S. denim facility resulted in severance and other termination benefits of $0.3 million recorded in 2012. Salaried workforce reductions of 21 employees undertaken at a denim facility in Mexico resulted in severance and other termination benefits of $0.3 million in 2012. These workforce reductions were primarily attributable to the Company’s ongoing cost saving initiatives and, in the case of activities at the U.S. denim facility, the outlook for lower product demand at this facility. Restructuring recoveries in 2013 were due to the expiration of COBRA benefits of $0.1 million primarily related to employees at the U.S. denim facility.

Other Restructuring Activities

Certain cost reduction programs associated with selling, administrative and other functions at the Company’s corporate headquarters and other locations resulted in the termination of approximately 15 employees in 2012, and the Company recorded pension settlement charges of less than $0.1 million in 2013 and $0.1 million in 2012 related to these programs.

Following is a summary of activity related to restructuring accruals (in thousands). The Company expects to pay the majority of the remaining liabilities outstanding at December 31, 2013 within the next twelve months.

Severance and COBRA Benefits
Balance at December 31, 2011	$749
2012 charges, net	832
Payments	(1,427)
Balance at December 31, 2012	154
2013 charges (recoveries), net	(33)
Payments	(99)
Balance at December 31, 2013	$22

Note 21 Fair Value Measurements

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

The following table provides a summary of the fair values of certain of the Company’s assets and liabilities measured on a recurring basis under FASB ASC 820 as of December 31, 2013 and 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At December 31, 2013
Assets:
Derivatives	$—	$—	$—	$—
Liabilities:
Derivatives	$—	$310	$—	$310

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At December 31, 2012
Assets:
Derivatives	$—	$—	$—	$—
Liabilities:
Derivatives	$—	$15	$—	$15

The following table provides a summary of the fair value of certain of the Company’s assets measured on a nonrecurring basis under FASB ASC 820 (in thousands):

	Significant Unobservable Inputs (Level 3)	Total At December 31, 2013	Impairment Loss

Long-lived assets held and used	$5,337	$5,337	$2,049

During 2013, long-lived assets held and used with a carrying amount of $7.3 million were written down to their estimated fair value of $5.3 million, resulting in an impairment charge of $2.0 million, which charge is included in the consolidated statement of operations in 2013. In accordance with the provisions of FASB ASC 360, the impairment charge represents the amount by which the carrying value of the asset group exceeded the estimated fair value of such assets as measured by the market approach with the assistance of independent third-party appraisers. See Note 5 for additional information regarding impairment of long lived assets. The Company cannot predict future events that might adversely affect the carrying value of long-lived assets. Any decline in economic conditions could result in additional impairment charges.

The accompanying consolidated financial statements include certain financial instruments, and the fair value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, notes receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of December 31, 2013 related to expected yield (under Level 2 of the fair value hierarchy), the Company estimated that the fair value of its Notes was approximately the principal plus accrued interest at December 31, 2013. The estimate of fair value of borrowings under its various bank loans and other financial instruments (under Level 2 of the fair value hierarchy) generally approximates the carrying values at December 31, 2013 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates.

Note 22 Other Operating Income - Net

Other operating income-net includes grant income from the U.S. Department of Commerce Wool Trust Fund of $3.0 million and $3.2 million in 2013 and 2012, respectively. The Company records such grant income upon confirmation of the availability of funds from this trust. Other operating income-net in 2012 includes a gain of $6.0 million related to the sale of certain “Burlington” trademark rights. In addition, other operating income-net in 2013 and 2012 includes net gains related to the disposal of miscellaneous property and equipment of $0.1 million and $0.3 million, respectively.

Note 23 Other Income (Expense) - Net

	Year Ended December 31,
	2013	2012

Litigation expense, net of insurance reimbursements	$(7,107)	$(5,302)
Foreign currency exchange gains (losses), net	(2,269)	(938)
Unrealized gains (losses) on derivative instruments, net	15	231
Other	(223)	(318)
Total	$(9,584)	$(6,327)

In 2013 and 2012, the Company paid or accrued $7.1 million and $6.1 million, respectively, in legal fees not related to current operations. In 2013 and 2012, the Company recorded $0.0 million and $0.8 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company.

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

The Company’s business is dependent on the success of, and its relationships with, its largest customers. No one customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2013, and one customer, V.F. Corporation, accounted for approximately 10% of the Company’s net sales in 2013 and 2012. Additionally, the Company believes that Levi Strauss & Co. (“Levi Strauss”) is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products. Although Levi Strauss is not directly liable in any way for the payment by any of those producers for fabric purchased from the Company, the Company believes that continued sales to Levi Strauss’ garment producers are dependent upon the Company maintaining a strong supplier/customer relationship with Levi Strauss. The loss of any key customer, a material slowdown in the business of one of its key customers or a worsening of certain supplier/customer relationships could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in relevant financing documents that limit cash dividends they can pay and loans they may make to the Company. Of the Company’s consolidated cash balance of $3.8 million at December 31, 2013, approximately $0.4 million was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to various governmental statutes and regulations that restrict and/or limit loans and dividend payments they may make to the Company. At December 31, 2013, the Company’s proportionate share of restricted net assets of its consolidated subsidiaries was approximately $10.7 million.

Note 25 Subsequent Events

The Company has previously disclosed that it is a party, as a nominal defendant only, to a consolidated class action lawsuit and related derivative action (together, the “Consolidated Action”), which consolidated three factually identical lawsuits filed in 2008 and 2009 under the caption In re International Textile Group, Inc. Merger Litigation, pending in the Court of Common Pleas, Greenville County, South Carolina (the “Court”), C.A. No. 2009-CP-23-3346. The Consolidated Action relates to the Merger. The Consolidated Action names as defendants, among others, certain individuals who were officers and directors, and certain stockholders, of Former ITG or the Company at the time of, and an entity which was an independent financial advisor to the Company in connection with, the Merger (the “Non-Company Defendants”). The plaintiffs in the Consolidated Class Action contend that certain of the Non-Company Defendants breached certain fiduciary duties, and have also made related claims, in connection with the Merger.

On February 19, 2014, the Company, as a nominal defendant, the plaintiffs and the Non-Company Defendants entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) relating to the Consolidated Action. The Settlement Agreement, which was preliminarily approved by the Court on February 19, 2014 and remains subject to the final approval of the Court as described below, provides, among other things, that in settlement of the Consolidated Action, (i) certain of the Non-Company Defendants will make an aggregate $36.0 million cash payment thereunder (the “Cash Settlement”), which includes a $16.0 million cash payment from the independent financial advisor and its insurers and a $20.0 million cash payment from other Non-Company Defendants and their insurers, (ii) $21.9 million in principal and accrued interest of the Company’s senior subordinated notes (which are designated as “senior subordinated notes—related party” on the Company’s balance sheets and have a maturity date of June 6, 2015), held by certain affiliates of the Company (the “Affiliates”), will be cancelled, together with all additional interest that accrues on such notes from December 31, 2013 through the effective date of the Settlement Agreement (collectively, the “Cancelled Notes”), and (iii) 10,315,727 shares of the Company’s Series A Preferred Stock, having a liquidation value of $257.9 million as of December 31, 2013, and 11,488 shares of the Company’s Series C Preferred Stock, having a liquidation value of $11.5 million as of December 31, 2013, in each case together with any additional shares of Series A Preferred Stock and Series C Preferred Stock that accrue with respect to such shares through the effective date of the Settlement Agreement (collectively, the “Cancelled Preferred Stock”), all of which are held by the Affiliates, will be cancelled on the effective date of the Settlement Agreement. As of December 31, 2013, the Company had a total of $163.5 million in aggregate principal and accrued interest of senior subordinated notes outstanding, and had outstanding shares of Series A Preferred Stock with an aggregate liquidation value of approximately $337.0 million, and of Series C Preferred Stock with an aggregate liquidation value of approximately $126.0 million.

If the Settlement Agreement receives final approval by the Court, the Cancelled Notes and the Cancelled Preferred Stock will be cancelled, and the Company’s respective obligations, and the Affiliates’ respective rights, thereunder will be terminated, effective as of December 31, 2013. The Company expects that when such cancellations take effect following final approval of the Settlement Agreement, they will not have an impact on the Company’s consolidated statements of operations but will have an impact on its consolidated balance sheet by reducing the Company’s long-term debt and stockholders’ deficit, by the amount of the Cancelled Notes, and by reducing the aggregate liquidation value of the Series A Preferred Stock and the Series C Preferred Stock by the respective values of the Cancelled Preferred Stock. The Company cannot determine the amount of cash, if any, from the Cash Settlement that may be available for use by the Company after such funds are applied in accordance with the Settlement Agreement to pay fees and expenses of various legal and other advisors in connection with the Consolidated Action.

In accordance with the terms of the Settlement Agreement, the claims administrator has distributed the required notices relating to the proposed settlement of the Consolidated Action. The Court has scheduled a hearing to consider final approval of the Settlement Agreement on June 23, 2014, and the Company anticipates that, if approved, the Settlement Agreement would take effect in the third quarter of 2014.

On March 5, 2014, Parras Cone obtained a three year renewal of its revolving receivables factoring agreement through March 6, 2017 in an amount not to exceed $16.0 million. As a result of this amendment, the Company has classified the $11.5 million outstanding under this agreement as a long-term liability at December 31, 2013 in accordance with U.S. GAAP.

EXHIBIT INDEX

Exhibit Number	Exhibit

10.33

English translation of amended and restated Factoring Discount Line Opening Agreement, dated as of March 5, 2014, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional De Mexico, S.A., as lender thereto

21.1	Subsidiaries of International Textile Group, Inc.

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer as required by Rule 13a- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial and Accounting Officer as required by Rule 13a- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document