Form 10-K/A
period 2013-12-31
INTERNATIONAL TEXTILE GROUP INC
filed 2014-04-30
CIK 918964

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

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

EXPLANATORY NOTE

International Textile Group, Inc. (the “Company” or “ITG”) has previously filed its annual report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”) with the United States Securities and Exchange Commission (the “Commission”) on March 26, 2014. This Amendment No. 1 to the Form 10-K ( “Amendment No. 1”) is being filed solely for the purpose of filing the information required in Part III of Form 10-K within 120 days after the Company’s fiscal year end, pursuant to General Instruction G(3) of Form 10-K. In connection with the filing of this Amendment No. 1, and as required by Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company is also filing new certifications of its principal executive officer and principal financial officer pursuant to Rule 13a-14(a) /15d-14(a) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Unless otherwise expressly set forth herein, this Amendment No. 1 does not modify or update the disclosure in, or exhibits to, the Form 10-K or reflect events occurring after the filing of the Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides the names, ages and positions of the individuals who currently serve as members of the board of directors, or as executive officers, of the Company:

Name	Age	Positions and Offices
Wilbur L. Ross, Jr.	76	Chairman of the Board of Directors
Joseph L. Gorga	61	President and Chief Executive Officer and Director
Robert E. Garren	57	Vice President, Human Resources and Corporate Communications
Neil W. Koonce	66	Vice President, General Counsel and Secretary
Craig J. Hart	51	Vice President and Treasurer
Gail A. Kuczkowski	58	Executive Vice President and Chief Financial Officer
Kenneth T. Kunberger	54	Chief Operating Officer
James W. Payne	64	President, Carlisle Finishing
Jeffrey H. Peck	53	President, Burlington Worldwide Group
Stephen W. Bosworth	74	Director
William P. Carmichael	70	Director
Michael J. Gibbons	43	Director
John W. Gildea	70	Director
Harvey L. Tepner	57	Director
Dr. Daniel D. Tessoni	66	Director
David L. Wax	61	Director

Wilbur L. Ross, Jr. is Non-Executive Chairman of the board of directors of the Company, a position he has held since 2005. Mr. Ross is also Chairman and Chief Executive Officer of WL Ross & Co. LLC (“WLR”), a merchant banking firm, a position he has held since April 2000. WLR is an affiliate of the Company. He also serves as Chairman of Diamond S Shipping and International Auto Components Group, and is on the board of Bank United, Inc., Bank of Ireland, Exco Resources, Inc., Navigator Holdings Ltd., Ocwen Financial Corporation, Sun Bancorp, Inc. and Talmer Bank and Trust. Mr. Ross has significant experience in finance and knowledge of automotive, manufacturing and other relevant markets. Through several entities affiliated with WLR (the “WLR Affiliates”), Mr. Ross has made available material financing assistance to the Company. We believe that Mr. Ross is in a position to identify opportunities for the Company and that his keen business acumen is a valuable resource.

Joseph L. Gorga is the President and Chief Executive Officer, and a director, of the Company. Mr. Gorga has been President and Chief Executive Officer of ITG and a member of its board of directors since the completion of the Company’s merger with a company formerly known as International Textile Group, Inc. (“Former ITG”) in October 2006 in a negotiated transaction (the “Merger”). Prior thereto, he held those same positions with Former ITG from Former ITG’s inception in August 2004. Prior to that, Mr. Gorga served as President and Chief Executive Officer of Burlington Industries LLC, a manufacturer of textile products for apparel and interior furnishing products, from 2003 to 2004, during which time he oversaw the integration of Burlington Industries LLC and Cone Denim LLC. Mr. Gorga is Vice Chairman of the board of directors of Nano-Tex, LLC and a member of the board of directors of OCM India Limited. Through his more than 35 years of experience in the textile industry, Mr. Gorga has significant experience with, and an understanding of, the management of multi-location, global operations, including specifically with respect to manufacturing, marketing and sales issues and the operational and organizational issues involved. In addition, as our chief executive officer, he is uniquely able to advise the board of directors on the opportunities and challenges of managing the Company, as well as its day-to-day operations and risks.

Robert E. Garren is Vice President, Human Resources and Corporate Communications of the Company. Mr. Garren has been Vice President, Human Resources and Corporate Communication of ITG since the completion of the Merger. Prior thereto, he held those positions with Former ITG from its inception in August 2004. Prior to that, he served as Vice President, Human Resources and Corporate Communications of Burlington Industries from 2003 to 2004 and as Director of Compensation and Benefits of Burlington Industries from 1998 to 2003.

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

Jeffrey H. Peck is President of the Burlington Worldwide Group. Previously he oversaw the Apparel and Specialty Fabrics division and responsible for the worsted and specialty fabrics markets, a position he had held since January 2009. Prior to that, Mr. Peck was Executive Vice President for the Burlington Worldwide division of ITG, responsible for the synthetic and specialty fabrics apparel markets from 2007 to 2009. Prior to that, he served as Managing Director of the Burlington WorldWide operations in Asia and was based in Hong Kong for a two-year assignment. Prior to that, Mr. Peck served as Executive Vice President of the Burlington WorldWide division of Former ITG. Prior to that, he held a similar position for Burlington Industries from 2001 to 2004.

Stephen W. Bosworth has been a member of the board of directors of the Company since the completion of the Merger. Prior to that, Mr. Bosworth was a member of the board of directors of Former ITG since December 2004. He served as Dean of The Fletcher School of Law and Diplomacy at Tufts University, Medford, Massachusetts, from February 2001 to 2013. He is currently a senior fellow at the Kennedy School of Government, Harvard University. He served as the Special Representative for North Korea Policy for the Secretary of State from 2009 until October 2011. Mr. Bosworth also served as United States Ambassador to the Republic of Korea from November 1997 to February 2001 and prior to that Mr. Bosworth served as the Executive Director of the Korean Peninsula Energy Development Organization, an inter-governmental organization established by the United States, the Republic of Korea and Japan to address issues concerning North Korea. Mr. Bosworth’s experience in foreign service, international diplomacy, and education is of substantial importance to the board of directors and the Company in addressing the international growth aspects of the Company’s business.

William P. Carmichael has been a director of the Company since November 2012. Mr. Carmichael, a private consultant, co-founded The Succession Fund in 1998 to provide an exit strategy to owners of privately held companies. This Fund was sold in 2007. Prior to forming The Succession Fund, Mr. Carmichael worked for Price Waterhouse (now PricewatehouseCoopers) for four years, and has twenty-six years of experience in various financial positions with global consumer product companies. Mr. Carmichael currently serves on the boards of directors of Cobra Electronics Corporation and The Finish Line, Inc., and as Chairman of the Columbia Funds, Tri-Continental Corporation and Columbia Seligman Premium Technology Growth Company. Mr. Carmichael also served on the boards of McMoRan Exploration from June 2010 to 2013, Simmons Bedding from 2004 to 2010 and Spectrum Brands from 2002 to 2009. Mr. Carmichael brings to the Company considerable expertise in investments and in mergers and acquisitions in small and middle market companies, which we believe provides significant insight to the Company. In addition, Mr. Carmichael’s experience serving on the board of directors of several other public companies allows us to leverage his experiences with respect to, among other things, appropriate oversight and related board actions.

Michael J. Gibbons has been a director of the Company since December 2005 and the Chief Financial Officer of WLR since July 2002. From 1996 to July 2002, Mr. Gibbons was a Senior Manager of the Hedge Fund/Investment Partnership specialty practice group of Marcum LLP, a public accounting and financial consulting firm. Mr. Gibbons is licensed as a certified public accountant in the State of New York and graduated from Pace University with a B.A. in Business Administration. Mr. Gibbons’ current service as a Chief Financial Officer, as well as his previous experience in public accounting and financial consulting, provides an appropriate platform for him to advise and consult with the board of directors and the Company’s Audit Committee on financial related matters.

John W. Gildea has been a director of the Company since February 2012. Mr. Gildea founded Gildea Management Company, a management company specializing in investments in middle market companies in the United States and Europe, in 1984. Mr. Gildea currently serves on the board of directors of Misonix, Inc., Sothic Capital, a UK based distressed fund, and Country Pure, a private company. He also served on the board of directors of America Service Group Inc. from 2006 to 2011 and Sterling Chemicals, Inc. from 2002 to 2011. Mr. Gildea brings to the Company considerable expertise in investments in middle market companies in the United States and Europe, which we believe provides significant insight to the Company. In addition, Mr. Gildea’s experience serving on the board of directors of several other public companies allows us to leverage his experiences with respect to, among other things, appropriate oversight and related board actions.

Harvey L. Tepner has been a director of the Company since December 2012 and a Principal of WLR since 2008.  Prior to joining WLR, Mr. Tepner was an investment banker focusing on corporate restructurings and troubled company mergers and acquisitions at several investment banking firms including Compass Advisers, Loeb Partners Corporation, Dillon, Read & Co. Inc. and Rothschild Inc.  He began his career with Price Waterhouse in Canada.  Mr. Tepner’s experience as a private equity investor and investment banker and his overall expertise in business strategy, corporate development, finance, mergers and acquisitions~~,~~ and corporate governance is beneficial to the board of directors and to the Company.  Mr. Tepner also serves as a director of Core-Mark Holdings, Inc. and several other private companies.

Dr. Daniel D. Tessoni has been a director of the Company since May 2005. Dr. Tessoni holds a Ph.D. in accounting and finance from Syracuse University, is an assistant professor of accounting at the E. Philip Saunders College of Business at the Rochester Institute of Technology in Rochester, New York, and has been a member of the accounting faculty since 1974. He is licensed as a certified public accountant in the State of New York. He is also the owner of Value Based Management Associates, through which he provides financial training and consulting services to a wide variety of publicly and privately held companies. Dr. Tessoni is director of Genesee Regional Bank, a community bank in Rochester, New York. He serves as the chair of its audit committee and is a member of the compliance and loan review committees. Dr. Tessoni is a director of Western New York Energy, an ethanol producing company located in upstate New York. He chairs the audit committee and serves on the compensation and risk committees. Dr. Tessoni served as a director of ACC Corp., a multinational provider of telecommunication services, from 1987 until its acquisition by Teleport Communications Group Inc. (now part of AT&T) in 1998, and was the chair of its audit committee and a member of its executive, compensation and nominating committees and several special committees. He is a member of the Board of Trustees of Paul Smith’s College, where he chairs the audit, finance and investment committees, Dr. Tessoni’s experience and expertise in finance and accounting matters is beneficial to the board of directors and to the Company. Dr. Tessoni’s public company board experience also contributes to his familiarity with current issues and assists in identifying and addressing appropriate governance practices for the Company.

David L. Wax has been a director of the Company since the completion of the Merger. Prior to that, Mr. Wax was a member of the board of directors of Former ITG since its inception in August 2004. He is a Managing Director of WLR, a position he has held since 2000. Prior to that time, he was a Managing Director at Rothschild, Inc., an investment banking firm, where he was active in restructurings and workouts for over 10 years. Before joining Rothschild, Mr. Wax was with Bankers Trust for 15 years. Mr. Wax has considerable international business and investment banking experience. The Company believes his experiences and skills benefit the board of director’s discussions related to financing and strategic opportunities.

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

Nominating Committee; Nominating Procedure

The Company’s board of directors does not have a standing nominating committee (and consequently does not have a nominating committee charter), and all directors participate in the consideration of director-nominees. The Company believes that it is not necessary to have a standing nominating committee because of the fact that WLR, through its affiliates, owns approximately 81% of the outstanding common stock and approximately 89% of the voting power of the Company and, therefore, has the ability to control the election of all directors. The board of directors of the Company does not currently have a formal policy for stockholder recommendations for director-nominees for the aforementioned reasons.

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

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, as well as to its directors and other employees. A copy of this code of ethics, the Standards of Business Conduct, was filed as an Exhibit to the Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons who beneficially own more than 10% of the Company’s common stock, are required to file initial reports of ownership and reports of certain changes in ownership with the SEC. Based solely upon our review of copies of such reports, we believe that our directors and executive officers, and beneficial owners of more than 10% of our common stock, timely complied with all applicable filing requirements for our 2013 fiscal year.

Stockholder Communications with the Board of Directors

The Company currently does not have a formal process for stockholders to send communications to the board of directors. Because the Company’s public stockholder base is small, the Company’s board of directors believes a formal process is unnecessary.

ITEM 11.     EXECUTIVE COMPENSATION

The Company’s board of directors has a standing compensation committee currently composed of Messrs. Bosworth, Ross, Jr., Wax, and Tessoni. The common stock of the Company is listed on the OTC Markets Group Inc. (formerly known as Pink OTC Markets Inc.) over-the-counter “OTCQB” marketplace tier and not on the NYSE or any other exchange; however, the Company’s board of directors has determined that Dr. Tessoni is independent within the meaning of NYSE Rule 303A.02.

The general functions of the compensation committee include approval (or recommendation to the board of directors) of the compensation arrangements for the Company’s senior management, directors and other key employees, review of benefit plans in which officers and directors are eligible to participate, and the making of grants under the Company’s equity compensation plans. The Company’s compensation committee does not have a charter.

Summary Compensation Table

The following table sets forth information regarding the compensation of the Named Executive Officers, consisting of our principal executive officer and the other two most highly compensated individuals who served as executive officers at December 31, 2013.

Summary Compensation Table

						Non-Equity	Non-
						Incentive	Qualified
						Plan	Deferred	All Other
				Stock	Option	Compensa-	Compensation	Compensa-
Name and Principal		Salary	Bonus	Awards	Awards	tion	Earnings	tion (1)	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Joseph L. Gorga	2013	$660,000	$275,000	$0	$0	$0	$0	$35,167	$970,167
President and Chief	2012	$660,000	$0	$0	$0	$0	$0	$34,665	$694,665
Executive Officer

Kenneth T. Kunberger	2013	$451,250	$275,000	$0	$0	$0	$0	$229,362	$955,612
Chief Operating Officer	2012	$425,000	$0	$0	$0	$0	$0	$28,835	$453,835

Jeffrey H. Peck	2013	$304,167	$115,000	$0	$0	$0	$0	$98,343	$517,510
President,
Burlington WorldWide	2012	$300,000	$0	$0	$0	$0	$0	$22,739	$322,739

Notes:

1.

2013 amounts include car allowances, Company matching contributions to the 401(k), premiums for supplemental long-term disability coverage, and premiums for supplemental life insurance benefits. For Mr. Kunberger and Mr. Peck, 2013 amounts also include retention awards of $200,000 and $75,000, respectively.

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

The Company maintains a legacy defined benefit pension plan, the Retirement System of Burlington Industries LLC and Affiliated Companies (the “Plan”), covering certain employees of the Company and its affiliated companies. The Plan was amended effective October 1, 2003 to suspend employee contributions and to prevent participation of new members, effectively “freezing” the Plan. The Plan provides an annual benefit payable to an eligible participant at age 65 equal to the greater of (a) the sum of (i) the number of years of the member’s continuous participation prior to October 1, 1984, multiplied by the sum of 0.75% of the first $12,000 of such participant’s annual salary at September 30, 1984, plus 1.5% of the excess over $12,000, and (ii) one-half of the participant’s contributions after September 30, 1984, (b) one-half of the participant’s total contributions or (c) an amount determined under applicable Federal law requiring a minimum return on a participant’s personal contributions. This benefit represents a life annuity with a guaranteed minimum return on personal contributions and may, at the participant’s election, be paid as a lump sum.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to all unexercised stock options and unvested restricted stock grants previously awarded to the Named Executive Officers, as of December 31, 2013. No other equity awards to the Named Executive Officers were outstanding as of December 31, 2013.

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

Director Compensation

The Company has available for use a combination of cash and stock-based incentive compensation to attract and retain certain qualified candidates to serve on its board of directors. In setting director compensation, the Company considers the significant amount of time that directors expend in fulfilling their duties as directors as well as the expertise and knowledge required. Compensation levels are reviewed periodically by the board of directors and adjusted as deemed appropriate. Executive officers who serve as directors of the Company are not entitled to additional compensation for such services. In addition, the board of directors has deemed it appropriate that only non-employee directors who are not affiliated with WLR should receive compensation for service as a member of the board of directors of the Company. Each non-employee director not affiliated with WLR receives an annual retainer of $40,000 for services as a director. In addition to this retainer, each of those directors receives $1,500 per day for all committee meetings attended in person, and $750 per day for all meetings attended by telephone or video conference. Further, the Chair of the Audit Committee receives an annual retainer of $10,000 and the Chair of the Compensation Committee receives an annual retainer of $5,000. All fees are paid on a quarterly basis. The Company also reimburses non-employee directors for expenses incurred in attending board and committee meetings.

In addition, from time to time, certain of the Company’s directors may be entitled to certain additional compensation for providing services to the Company other than in the ordinary course of their service as a director.

The amounts set out in the table below include all amounts paid to members of the Company’s board of directors for their service as a board member of the Company in 2013. The Committee chose not to make any equity-based awards in 2013.

2013 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Stephen W. Bosworth(1)	$57,250	$0	$57,250
William P. Carmichael	$141,500	$0	$141,500
Michael J. Gibbons	$0	$0	$0
Joseph L. Gorga(1)	$0	$0	$0
John W. Gildea	$148,250	$0	$148,250
Wilbur L. Ross, Jr.	$0	$0	$0
Harvey L. Tepner	$0	$0	$0
Daniel D. Tessoni	$62,000	$0	$62,000
David L. Wax	$0	$0	$0
Pamela K. Wilson (2)	$0	$0	$0

(1)	At December 31, 2013, Mr. Bosworth held options to purchase up to 33,587 shares of common stock and Mr. Gorga held options to purchase up to 100,764 shares of common stock.
(2)	Ms. Wilson resigned from the board of directors effective May 16, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of shares of ITG common stock, Series C preferred stock (the “Series C Preferred Stock”) and Series A convertible preferred stock (the “Series A Preferred Stock”) as of March 15, 2014 (except as set forth below) by (1) each person (including any group deemed a “person” under Section 13(d)(3) of the Exchange Act) known to ITG to beneficially own more than 5% of ITG’s common stock, (2) each of ITG’s Named Executive Officers, (3) each of ITG’s directors and (4) all directors and current executive officers of ITG as a group. Information relating to beneficial ownership is based upon “beneficial ownership” concepts set forth in rules of the SEC. Under those rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of, or to direct the disposition of, such security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership (such as by exercise of options) within 60 days. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial interest. Except as indicated in notes to the table, directors and executive officers possessed sole voting and investment power with respect to all of their respective shares in the table. Shares not outstanding which are subject to options exercisable within 60 days by persons in the group or a named individual are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of common stock owned by the group or such individual.

This table is based, in part, upon information supplied to ITG by its officers, directors and principal stockholders, and Schedules 13D filed with the SEC, as applicable.

Name	Number of Shares of Common Stock Beneficially Owned	Number of Shares of Series C Preferred Stock (1) Beneficially Owned	Number of Shares of Series A Preferred Stock (2) Beneficially Owned	Percent of Common Stock Beneficially Owned	Percent of Series C Preferred Stock Beneficially Owned	Percent of Series A Preferred Stock Beneficially Owned	Percent of Total Voting Power Beneficially Owned (1)(2)
Wilbur L. Ross, Jr. and Affiliated Entities (3)	14,334,155	126,104	13,205,062	82.1%	100%	98.0%	89.1%
Joseph L. Gorga (4)	243,241	—	—	1.4	—	—	*
Kenneth T. Kunberger (5)	54,040	—	—	*	—	—	*
Jeffrey H. Peck (6)	23,643	—	—	*	—	—	*
Stephen W. Bosworth (7)	33,587	—	—	*	—	—	*
William P. Carmichael	—	—	—	—	—	—	—
Michael J. Gibbons (8)	—	—	—	—	—	—	—
John W. Gildea	—	—	—	—	—	—	—
Harvey L. Tepner (8)	—	—	—	—	—	—	—
Daniel D. Tessoni	—	—	—	—	—	—	—
David L. Wax (8)	—	—	—	—	—	—	—
All directors and current executive officers as a group (16 persons) (9)	14,765,360	126,104	13,470,034	82.9%	100%	98.1%	89.5%

NOTES:

*	Represents less than 1% of the outstanding class of stock.
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

(3)

WLR Recovery Fund II, L.P. (“Fund II”) directly owns 268,244 shares of common stock, WLR Recovery Fund III L.P. (“Fund III”) directly owns 4,356,639 shares of common stock and International Textile Holdings, Inc. (“Holdings”) directly owns 9,709,272 shares of common stock of the Company. Fund II is the majority stockholder of Holdings, WLR Recovery Associates II LLC (“Associates II”) is the general partner of Fund II and WLR Recovery Associates III LLC (“Associates III”) is the general partner of Fund III. Wilbur L. Ross, Jr. is the managing member of each of Associates II and Associates III. Accordingly, Associates II, Associates III and Mr. Ross may be deemed to share voting and dispositive power over the shares of common stock owned by Fund II, Fund III and Holdings. Fund III directly owns 11,476 shares of Series C Preferred Stock, WLR Recovery Fund IV, L.P. (“Fund IV”) directly owns 114,250 shares of Series C Preferred Stock, and WLR IV Parallel ESC, L.P. (“ESC”) directly owns 378 shares of Series C Preferred Stock. Fund II directly owns 4,548,665 shares of Series A Preferred Stock, Fund III directly owns 5,756,298 shares of Series A Preferred Stock, and WLR/GS Master Co-Investment, L.P. directly owns 2,900,099 shares of Series A Preferred Stock. In addition to being the managing member of Associates II and Associates III, Mr. Ross has certain voting and dispositive power with respect to securities owned by WLR/GS Master Co-Investment, L.P. As a result, Mr. Ross may be deemed to beneficially own such shares of Series A Preferred Stock. To the extent Mr. Ross is deemed to beneficially own any of the foregoing shares, he disclaims such ownership. Mr. Ross and such entities address is, c/o WL Ross & Co. LLC, 1166 Avenue of the Americas, 25th Floor New York, New York 10036.

(4)	Includes options to purchase up to 100,764 shares of common stock.
(5)	Includes options to purchase up to 23,510 shares of common stock.
(6)	Includes options to purchase up to 10,075 shares of common stock.
(7)	Consists of options to purchase up to 33,587 shares of common stock.
(8)

Excludes shares beneficially owned by entities affiliated with Wilbur L. Ross, Jr. Mr. Wax is a Managing Director of WLR. Mr. Tepner is a Principal of WLR. Mr. Gibbons is the Chief Financial Officer of WLR. Each of Mr. Wax, Mr. Tepner and Mr. Gibbons disclaims beneficial ownership of all shares held by affiliates of Mr. Ross.

(9)	Includes options to purchase up to 198,161 shares of common stock.

As described in more detail in Part I of the Form 10-K under the heading “Legal Proceedings,” on February 14, 2014, the Company, as a nominal defendant, the plaintiffs, and certain individuals who were officers and directors, and certain stockholders, of Former ITG or the Company at the time of, and an entity which was an independent financial advisor to the Company in connection with, the Merger (the “Non-Company Defendants”) entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”). The Settlement Agreement, which was preliminarily approved by the Court of Common Pleas, Greenville County, South Carolina (the “Court”) on February 19, 2014, remains subject to the final approval of the Court. The Court has scheduled a hearing to consider final approval of the Settlement Agreement on June 23, 2014, and the Company anticipates that, if approved, the Settlement Agreement would take effect in the third quarter of 2014. If the Settlement Agreement is approved, among other things, 10,315,727 shares of Series A Preferred Stock and 11,488 shares of Series C Preferred Stock outstanding as of December 31, 2013, in each case together with any additional shares of Series A Preferred Stock and Series C Preferred Stock that accrue with respect to such shares through the effective date of the Settlement Agreement (collectively, the “Cancelled Preferred Stock”), all of which are held by the WLR Affiliates, will be cancelled on the effective date of the Settlement Agreement. If the Settlement Agreement had been effective as of March 15, 2014, then rather than holding the shares and percentages set out in the table above, Mr. Ross, Jr. and affiliated entities would have held 2,889,335 shares of Series A Preferred Stock, representing 91.6% of the outstanding Series A Preferred Stock, 114,616 shares of Series C Preferred Stock, representing 100% of the outstanding Series C Preferred Stock, and 83.6% of the total voting power of the Company.

The information required to be disclosed in this Item 12 by Item 201(d) of Regulation S-K is included in Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in the Form 10-K.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Wilbur L. Ross, Jr., Michael J. Gibbons, David L. Wax, and Harvey L. Tepner, each members of our board of directors, are the chairman and chief executive officer, chief financial officer, managing director, and principal and managing director, respectively, of WLR. Pamela K. Wilson, who resigned from our board of directors in May 2013, was a principal and managing director of WLR prior to her resignation.

WLR provides advisory services to the Company (consisting of consulting and advisory services in connection with strategic and financial planning, investment management and administration and other matters relating to our business and operations of a type customarily provided by sponsors of U.S. private equity firms to companies in which they have substantial investments, including any consulting or advisory services that the Company's board of directors reasonably requests). In return for such services, WLR may charge a quarterly management fee of $0.5 million and is reimbursed for any reasonable out-of-pocket expenses (including expenses of third-party advisors retained by WLR). Per the Note Purchase Agreement, as amended, the payment of the management fees may not occur while a default or event of default has occurred and is continuing or would arise as a result of such payment, or at any time while payable in-kind (“PIK”) interest on the Company’s senior subordinated notes (the “Notes”) is unpaid. As a result, WLR did not charge the Company for management fees in 2013 or 2012. At December 31, 2013, $2.5 million related to management fees was payable to WLR on a non-interest bearing basis.

The Company has entered into a marketing and service arrangement with OCM India Limited (“OCM”), which is owned by certain affiliates of WLR. Under the arrangement, the Company provides certain operations, marketing and service assistance to OCM in exchange for a service fee. In 2013, the Company received $0.4 million from OCM for service fees and sales commissions.

On December 3, 2007, the Company borrowed $25.0 million in aggregate principal amount (the “2007 Notes”) from ESC, Fund III and Fund IV. On December 29, 2008, the Company borrowed an additional $30.0 million in aggregate principal amount (the “2008 Notes”) from these three funds. The 2007 and 2008 Notes each bore interest at a rate of 18.0% per annum with an amended maturity date of March 2016. The borrowings under the 2007 Notes and the 2008 Notes were evidenced by unsecured subordinated promissory notes issued to each of ESC, Fund III and Fund IV in the aggregate principal amounts of $256,764, $7,788,506 and $77,542,709, respectively. On July 24, 2012, the Company entered into a debt exchange agreement (the “Exchange Agreement”) with these funds pursuant to which it agreed to exchange the entire outstanding balance of the 2007 Notes and the 2008 Notes, including accrued interest through July 24, 2012 that was converted to additional principal prior to the debt exchange (approximately $112.5 million in the aggregate, which was the largest aggregate principal amount outstanding during 2012), for 112,469.2232 shares of newly issued Series C Preferred Stock of the Company. For additional information on the terms of the Series C Preferred Stock, see Note 13 of the Notes to Consolidated Financial Statements included in the Form 10-K. Associates III is the general partner of Fund III. Mr. Ross is the managing member of Associates III. WLR Recovery Associates IV LLC (“Associates IV”) is the general partner of Fund IV. Mr. Ross is the managing member of Associates IV and an executive officer of the managing member of ESC.

On June 6, 2007, the Company issued and sold $80.0 million of its Senior Subordinated Notes (the “Notes”). As of December 31, 2013, ESC, Fund III and Fund IV held Notes with an original face amount of $57.5 million. Such Notes held by these entities have been amended, restated and issued in the form of new notes (“Tranche B Notes”). In 2010, the Company issued and sold $12.0 million of additional Tranche B Notes. The Tranche B Notes were issued to each of ESC, Fund III and Fund IV in the aggregate principal amounts of $278,000, $3,192,000 and $66,030,000, respectively. The Company issued and sold an additional $2.0 million of such Tranche B Notes in January 2011 and the Company also issued $9.0 million of additional Tranche B Notes in 2011 in connection with the Guaranty as described below. The largest aggregate principal amount outstanding under the Tranche B Notes during 2013 was $163.5 million. The Company has not repaid any principal on any of the Tranche B Notes, and all interest on the Tranche B Notes to date has been accrued or converted to additional principal amounts. At December 31, 2013, $163.5 million aggregate principal amount of Tranche B Notes was outstanding with an interest rate of 12.0%, including interest that has been converted to principal.

The Company has obligations under an amended Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of Fund IV. Pursuant to the Guaranty, the Company has agreed to guarantee the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of the Company’s ITG-Phong Phu joint venture facility in Vietnam, up to a total of $15.5 million. Also pursuant to the Guaranty, the Company is required to pay Fund IV a letter of credit issuance fee of $0.2 million and a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the Company’s credit agreement (as amended, the “2011 Credit Agreement”) and related documentation, then such amounts are payable in additional Tranche B Notes. As of December 31, 2013, the total obligations under such letters of credit guaranteed by the Company and settled by the issuance of additional Tranche B Notes were $6.5 million, and the Company incurred guarantee fees of $0.7 million in each of 2013 and 2012. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

The Company, Fund IV and General Electric Capital Corporation, the agent under the Company’s 2011 Credit Agreement, have entered into a support agreement pursuant to which the lenders under the 2011 Credit Agreement can draw upon an evergreen standby letter of credit in the amount of $20.0 million executed by Fund IV that automatically renews each year, unless notified by the issuing bank, until a final termination date of March 31, 2016, if the Company’s excess availability (as defined in the 2011 Credit Agreement) falls below certain predefined levels; no such amounts have been drawn by the lenders as of December 31, 2013.

Director Independence

The common stock of the Company is not traded on the NYSE or any other national securities exchange; however, for purposes of determining director independence, the Company has adopted the independence definitions as set out in Section 303A.02 of the New York Stock Exchange's Listed Company Manual. Based on the independence standards and all of the relevant facts and circumstances, the Company’s board of directors determined that Mr. Bosworth, Dr. Tessoni and Mr. Gildea had no material relationship with the Company and thus are independent under Section 303A.02 of the listing standards of the NYSE.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm for the Company’s 2013 and 2012 fiscal years was Grant Thornton LLP. The following table provides information on the fees billed to the Company by Grant Thornton LLP and other member firms of Grant Thornton International Ltd. for its services to the Company during the Company’s fiscal years ended December 31, 2013 and 2012.

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012
Audit Fees	$1,203,000	$1,218,000
Tax Fees	2,000	1,800
Total Fees	$1,205,000	$1,219,800

In the above table, in accordance with applicable SEC rules, “audit fees” are fees billed by the independent registered public accounting firm for professional services for the audit of the consolidated financial statements included in the Company’s Annual Report on Form 10-K, including audits of the foreign subsidiary statutory reports of the Company’s foreign subsidiaries for their respective fiscal years, and reviews of financial statements included in the Company’s quarterly reports on Form 10-Q, or for services that are normally provided by auditors in connection with statutory and regulatory filings or engagements. In the above table, “tax fees” are fees billed by the independent registered public accounting firm to the Company for tax compliance work for certain of the Company’s foreign subsidiaries for their respective fiscal years.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEXTILE GROUP, INC.

By:	/s/ Gail A. Kuczkowski
Gail A. Kuczkowski
Executive Vice President and Chief Financial Officer

Date: April 30, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer as required by Rule 13a- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial and Accounting Officer as required by Rule 13a- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002