Form 10-Q
period 2014-03-31
INTERNATIONAL TEXTILE GROUP INC
filed 2014-05-08
CIK 918964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of May 2, 2014, was 17,468,327.

			PAGE

PART I	FINANCIAL INFORMATION

	ITEM1.	FINANCIAL STATEMENTS

		Consolidated Balance Sheets as of March31, 2014 (Unaudited) and December31, 2013	4

		Unaudited Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013	5

		Unaudited Consolidated Statements of Comprehensive Operations for the three months ended March 31, 2014 and 2013	6

		Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013	7

		Notes to Consolidated Financial Statements (Unaudited)	8 - 26

	ITEM2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27 - 33

	ITEM4.	CONTROLS AND PROCEDURES	34

PART II	OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS	35

	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	35

	ITEM6.	EXHIBITS	35

SIGNATURE			36

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

In addition to changes to the underlying beliefs and assumptions, developments with respect to important factors including, without limitation, the following, could cause our actual results to differ materially from those made or implied by any forward-looking statements:

●	national, regional and international economic conditions and the continued uncertain economic outlook;
●

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

●	our financial condition, which may put us at a competitive disadvantage compared to our competitors that have less debt;
●	our ability to generate sufficient cash flows, improve our liquidity or fund significant capital expenditures;
●	significant increases in the underlying interest rates on which our floating rate debt is based;
●	our ability to comply with the covenants in our financing agreements, or to obtain waivers of these covenants when and if necessary;
●	our ability to repay or refinance our debt currently due or as it becomes due;
●	actions by our lenders to accelerate any of our indebtedness or proceed against the collateral securing such indebtedness;
●	lower than anticipated demand for our products;
●	our dependence on the success of, and our relationships with, our largest customers;
●	our ability to develop new products that gain customer acceptance;
●	competitive pricing pressures on our sales, and our ability to achieve cost reductions required to sustain global cost competitiveness;
●	significant increases or volatility in the prices of raw materials and rising energy costs, and our ability to plan for and respond to the impact of those changes;
●	risks associated with foreign operations and foreign supply sources;
●	successfully maintaining and/or upgrading our information technology systems;
●	our ability to protect our proprietary information and prevent or enforce third parties from making unauthorized use of our products and technology;
●	the funding requirements of our defined benefit pension plan or lower than expected investment performance by our pension plan assets;
●	changes in existing environmental laws or their interpretation, more vigorous enforcement by regulatory agencies or the discovery of currently unknown conditions;
●	changes in, appeals of, or other judicial inquiry into the settlement agreement relating to certain ongoing litigation described herein; and
●	risks associated with cyber attacks and information technology breaches.

Forward-looking statements include, but are not limited to, those described or made herein or in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and in other filings made from time to time with the Securities and Exchange Commission (“SEC”) by the Company. You are encouraged to carefully review those filings for a discussion of various factors that could result in any of such forward-looking statements proving to be inaccurate. Forward-looking statements also make assumptions about risks and uncertainties. Many of these factors are beyond the Company’s ability to control or predict and their ultimate impact could be material. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,640	$3,780
Accounts receivable, less allowances of $981 and $1,003, respectively	75,709	71,399
Sundry notes and receivables	11,464	9,767
Inventories	116,673	102,515
Deferred income taxes	2,434	2,240
Prepaid expenses	3,899	3,714
Other current assets	1,808	881
Total current assets	217,627	194,296
Property, plant and equipment, net	105,311	105,451
Intangibles and deferred charges, net	1,442	1,676
Goodwill	2,740	2,740
Deferred income taxes	8,747	8,792
Other assets	3,886	4,371
Total assets	$339,753	$317,326
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of bank debt and other long-term obligations	$13,977	$13,731
Short-term borrowings	42,517	43,338
Accounts payable	61,680	47,748
Sundry payables and accrued liabilities	22,559	20,328
Income taxes payable	1,611	1,551
Total current liabilities	142,344	126,696
Bank debt and other long-term obligations, net of current portion	93,404	87,559
Senior subordinated notes - related party	168,426	163,520
Income taxes payable	3,821	3,823
Deferred income taxes	2,621	2,584
Other liabilities	20,599	20,681
Total liabilities	431,215	404,863
Commitments and contingencies
Stockholders' deficit:
Series C preferred stock (par value $0.01 per share; 5,000,000 shares authorized; 126,103 shares issued and outstanding; and aggregate liquidation value of $128,769 and $126,244 at March 31, 2014 and December 31, 2013, respectively)	125,614	125,614
Series A convertible preferred stock (par value $0.01 per share; 15,000,000 shares authorized; 13,470,034 shares issued and outstanding; and aggregate liquidation value of $343,423 and $337,103 at March 31, 2014 and December 31, 2013, respectively)	336,751	336,751
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 shares issued and outstanding at March 31, 2014 and December 31, 2013)	175	175
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(548,461)	(544,038)
Accumulated other comprehensive loss, net of taxes	(5,130)	(5,628)
Total stockholders' deficit	(91,462)	(87,537)
Total liabilities and stockholders' deficit	$339,753	$317,326

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net sales	$150,034	$148,781
Cost of goods sold	133,109	131,650
Gross profit	16,925	17,131
Selling and administrative expenses	12,063	11,140
Provision for bad debts	10	58
Other operating income - net	(22)	(34)
Restructuring charges (recoveries)	125	(5)
Income from operations	4,749	5,972
Non-operating other income (expense):
Interest income	52	17
Interest expense - related party	(4,906)	(4,352)
Interest expense - third party	(2,745)	(3,128)
Other income (expense) - net	(750)	(3,518)
Total non-operating other income (expense) - net	(8,349)	(10,981)
Loss from continuing operations before income taxes and equity in losses of unconsolidated affiliates	(3,600)	(5,009)
Income tax (expense) benefit	(777)	279
Equity in losses of unconsolidated affiliates	(14)	(90)
Loss from continuing operations	(4,391)	(4,820)
Loss from discontinued operations, net of taxes	(32)	(1,797)
Net loss	$(4,423)	$(6,617)

Net loss	$(4,423)	$(6,617)
Accrued preferred stock dividends, including arrearages for the period	(8,846)	(8,193)
Net loss attributable to common stock	$(13,269)	$(14,810)

Net loss per share attributable to common stock, basic:
Loss from continuing operations	$(0.76)	$(0.75)
Loss from discontinued operations	-	(0.10)
	$(0.76)	$(0.85)
Net loss per share attributable to common stock, diluted:
Loss from continuing operations	$(0.76)	$(0.75)
Loss from discontinued operations	-	(0.10)
	$(0.76)	$(0.85)

Weighted average number of shares outstanding - basic	17,468	17,468
Weighted average number of shares outstanding - diluted	17,468	17,468

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Comprehensive Operations
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net loss	$(4,423)	$(6,617)

Other comprehensive income, net of taxes:
Cash flow hedge adjustments	404	-
Pension and postretirement liability adjustments	94	160
Other comprehensive income	498	160

Net comprehensive loss	$(3,925)	$(6,457)

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATIONS
Net loss	$(4,423)	$(6,617)
Adjustments to reconcile net loss to cash used in operations:
Provision for bad debts	10	58
Depreciation and amortization of property, plant and equipment	3,115	3,806
Amortization of deferred financing costs	233	262
Deferred income taxes	(117)	(1,393)
Equity in losses of unconsolidated affiliates	14	90
Gain on sale of assets	(22)	(34)
Noncash interest expense	4,928	4,857
Foreign currency remeasurement (gains) losses	(397)	669
Contributions to pension and postretirement benefit plans	(608)	(596)
Payment of interest on payment-in-kind notes	-	(505)
Change in operating assets and liabilities:
Accounts receivable	(4,336)	(6,121)
Inventories	(14,157)	(7,002)
Other current assets	(2,544)	(2,236)
Accounts payable and accrued liabilities	16,177	8,857
Income taxes payable	61	526
Other	566	251
Net cash used in operating activities	(1,500)	(5,128)

INVESTING
Capital expenditures	(1,854)	(669)
Deposits and other costs related to equipment to be purchased	(622)	-
Investments in and advances to unconsolidated affiliates	-	(16)
Distributions from unconsolidated affiliates	400	500
Proceeds from sale of property, plant and equipment	22	63
Net cash used in investing activities	(2,054)	(122)

FINANCING
Proceeds from issuance of term loans	2,000	10,250
Repayment of term loans	(3,393)	(4,677)
Net borrowings under revolving loans	7,499	16,351
Net proceeds from (repayments of) short-term borrowings	(382)	2,563
Payment of financing fees	-	(710)
Repayment of capital lease obligations	(15)	(186)
Payment of principal on payment-in-kind notes	-	(16,655)
Acquisition of noncontrolling interest	-	(17)
Decrease in checks issued in excess of deposits	(152)	(246)
Net cash provided by financing activities	5,557	6,673

Effect of exchange rate changes on cash and cash equivalents	(143)	203
Net change in cash and cash equivalents	1,860	1,626
Cash and cash equivalents at beginning of period	3,780	3,240
Cash and cash equivalents at end of period	$5,640	$4,866

Supplemental disclosures of cash flow information:
Cash payments (refunds) of income taxes, net	$800	$162
Cash payments for interest	$2,172	$2,974
Noncash investing and financing activities:
Accrued preferred stock dividends	$-	$8,193
Additions to property, plant and equipment using deposits or trade credits	$1,121	$-

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1 Description of the Company and Basis of Presentation

International Textile Group, Inc. (“ITG”, the “Company”, “we”, “us” or “our”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations principally in the United States, Mexico, and China. The Company believes it is one of the world’s largest and most diversified producers of denim fabrics and the largest producer of better denim fabrics for products distributed through department stores and specialty retailers. In addition, the Company believes it is one of the largest worsted wool manufacturers and commission printers and finishers in North America, and is a leading developer, marketer and manufacturer of performance synthetic apparel fabrics, automotive safety fabrics, technical and value added fabrics, contract fabrics for interior furnishings, narrow webbing products, and other textile products used in a variety of niche industrial and commercial applications.

The December 31, 2013 consolidated balance sheet data included herein was derived from the Company’s audited financial statements. The unaudited consolidated financial statements included herein have been prepared by ITG pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) as well as accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results for the reported interim periods and as of the reported dates, which consist of only normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report, as is permitted by such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of any given quarter are not necessarily indicative of the results to be expected for any other quarter or the full fiscal year.

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts recorded in the consolidated financial statements and the related notes to consolidated financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of trade receivables, inventories, goodwill, intangible assets, other long-lived assets, guarantee obligations, indemnifications and assumptions used in the calculation of, among others, income taxes, pension and postretirement benefits, legal costs and environmental costs, and of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments. These estimates and assumptions are based upon historical factors, current circumstances and expectations, and the experience and judgment of the Company’s management. Management monitors economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currencies and equity values as well as changes in general or industry-specific economic conditions affecting the Company can increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ from these estimates. Changes in these estimates resulting from continuing changes in the economic environment or other factors are reflected in the financial statements in the periods in which such change occurs. Management believes that its estimates impacting the accompanying consolidated financial statements, including for these matters, are reasonable based on facts currently available.

The unaudited consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q, unless otherwise specified, have been presented to separately show the effects of discontinued operations.

Business and Credit Concentrations

The Company’s business is dependent on the success of, and its relationships with, its largest customers. No single customer accounted for 10% or more of the Company’s accounts receivable as of March 31, 2014, and one customer, V.F. Corporation, accounted for approximately 10% of the Company’s net sales in the 2013 fiscal year and in the three months ended March 31, 2014. Additionally, the Company believes that Levi Strauss & Co. (“Levi Strauss”) is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products. Although Levi Strauss is not directly liable in any way for the payment by any of those producers for fabric purchased from the Company, the Company believes that continued sales to Levi Strauss’ garment producers are dependent upon the Company maintaining a strong supplier/customer relationship with Levi Strauss. The loss of any key customer, a material slowdown in the business of one of its key customers or a worsening of certain supplier/customer relationships could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in relevant financing documents that limit the cash dividends they can pay and loans they may make to the Company. Of the Company’s consolidated cash balance of $5.6 million at March 31, 2014, approximately $1.6 million held by certain subsidiaries was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to various governmental statutes and regulations that restrict and/or limit loans and dividend payments they may make to the Company. At March 31, 2014, the Company’s proportionate share of restricted net assets of its consolidated subsidiaries was approximately $11.5 million.

Recently Adopted Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. This ASU clarifies the timing of release of currency translation adjustments (“CTA”) from accumulated other comprehensive income (“AOCI”) upon deconsolidation or derecognition of a foreign entity, subsidiary or a group of assets within a foreign entity and in step acquisitions. Specifically, upon deconsolidation or derecognition of a foreign entity, CTA would be released; upon a sale of a subsidiary or a group of assets within a foreign entity, CTA would not be released, unless it also represents the complete or substantially complete liquidation of the foreign entity in which it resides; and, in a step acquisition, the AOCI related to the previously held investment would be included in the calculation of gain or loss upon a change in control. ASU 2013-05 was effective prospectively for reporting periods beginning after December 15, 2013. The Company adopted ASU 2013-05 on January 1, 2014 and such adoption did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)”. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require the use of, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU was effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application was permitted. The Company adopted ASU 2013-11 on January 1, 2014 and such adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. Under this ASU, a discontinued operation is (1) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (2) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. The guidance does not change the presentation requirements for discontinued operations in the financial statement where net income is presented. The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following the disposal date, and retained equity method investments in a discontinued operation. ASU 2014-08 is effective prospectively for reporting periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The Company will adopt ASU 2014-08 on January 1, 2015 and will apply the guidance prospectively to any disposal activities occurring after the effective date of this ASU.

Note 2 Deconsolidation and Discontinued Operations

As previously disclosed, on October 7, 2013, Cone Denim de Nicaragua, S.A. (“CDN”), a wholly–owned subsidiary of the Company, entered into various agreements pursuant to which substantially all of the operating assets of CDN were transferred to a third party in full settlement of CDN’s debt and lease financing obligations. Because such assets and obligations comprised the entire business operations of CDN and the Company has no significant continuing cash flows from, or continuing involvement with, such operations, the results of operations of CDN are presented as discontinued operations in all periods presented in the Company’s historical consolidated statements of operations.

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

Presentation of Discontinued Operations

The results of operations of the CDN and ITG-PP businesses are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Prior year results of operations have been recast to conform to the current presentation. The Company allocates parent company interest to discontinued operations based on parent company debt that is required to be repaid from proceeds of the transactions giving rise to the disposition. No parent company interest has been allocated to the ITG-PP discontinued operations due to the uncertainty of any amounts to be received by the Company, and no parent company interest has been allocated to the CDN discontinued operations due to the lack of any amounts received by the Company in connection with the discontinuance of those operations. Neither CDN nor ITG-PP had net sales in the three months ended March 31, 2014 or 2013, and income (loss) from discontinued operations in such periods was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013

Income (loss) from discontinued operations:
ITG-PP business	$(32)	$77
CDN business	$—	$(1,874)

Note 3 Inventories

Inventories are valued at the lower of cost or market value using the first-in, first-out (“FIFO”) method. The major classes of inventory are as follows (in thousands):

	March 31, 2014	December 31, 2013

Raw materials	$16,186	$10,048
Work in process	41,058	37,599
Finished goods	47,640	43,562
Dyes, chemicals and supplies	11,789	11,306
	$116,673	$102,515

Note 4 Impairment Testing of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets pursuant to the provisions of FASB ASC 360, “Property, Plant, and Equipment”. Such recoverability reviews and tests, primarily based on fair value measured by prices for similar assets, did not result in any impairment charges in the three months ended March 31, 2014 or 2013. The Company cannot predict the occurrence of any future events that might adversely affect the carrying value of long-lived assets. A decline in general economic or industry-specific business conditions could result in future impairment charges with respect to the Company’s long-lived assets, including any of its property, plant and equipment.

Note 5 Long-Term Debt and Short-Term Borrowings

Total outstanding long-term debt of the Company consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Revolving loans:
ITG, Inc.	$52,964	$48,128
Parras Cone de Mexico, S.A. de C.V. (1)	14,176	11,512
Term loans:
ITG, Inc.	9,267	10,019
Burlington Morelos S.A. de C.V. (1)	15,750	16,812
Parras Cone de Mexico, S.A. de C.V. (1)	4,921	3,000
Cone Denim (Jiaxing) Limited (1)	10,110	11,610
Other:
Senior subordinated notes - related party	168,426	163,520
Capitalized lease obligations	174	188
Other notes payable	19	21
Total long-term debt	275,807	264,810
Less: current portion of long-term debt	(13,977)	(13,731)
Total long-term portion of long-term debt	$261,830	$251,079

(1)	Non-recourse to the U.S. parent company.

2011 Credit Agreement

On March 30, 2011, the Company and certain of its U.S. subsidiaries entered into an Amended and Restated Credit Agreement with General Electric Capital Corporation (“GE Capital”), as agent and lender, and certain other lenders (as amended, the “2011 Credit Agreement”). On March 29, 2013, the Company entered into Amendment No. 10 to the 2011 Credit Agreement. This amendment, among other things, provided for a revolving credit facility of $90.0 million, including an increase in availability under the revolving loan facility (the “U.S. Revolver”) of approximately $8.2 million, and an increase of $4.0 million in the term loan facility thereunder (the “U.S. Term Loan”) and extended the final maturity date of all revolving and term loans thereunder to March 30, 2016. The U.S. Term Loan required the repayment of $0.5 million in principal per month from May 2011 to April 2012, and requires repayment of $0.3 million per month thereafter until maturity, at which date the entire remaining principal balance of the U.S. Term Loan is due.

Borrowings under the 2011 Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option. At March 31, 2014, there was $53.0 million outstanding under the U.S. Revolver at a weighted average interest rate of 5.3% and $9.3 million outstanding under the U.S. Term Loan at a weighted average interest rate of 5.0%. As of March 31, 2014, the Company had $10.5 million of standby letters of credit issued in the normal course of business, none of which had been drawn upon, that reduced borrowing availability under the U.S. Revolver. At March 31, 2014, availability under the U.S. Revolver was $22.2 million.

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

Under the 2011 Credit Agreement, the Company is required to maintain availability or average adjusted availability (each as defined in the 2011 Credit Agreement) at or above certain predefined levels, or certain limitations may be imposed on the Company, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. The following describes actions that may be taken, and margins, fees or limitations that may be imposed upon the Company, under the 2011 Credit Agreement at certain availability or average adjusted availability levels:

●

if average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company is restricted from making loans to, and/or investments in, its international subsidiaries. At March 31, 2014, average adjusted availability was approximately $23.6 million and availability was $22.2 million, and the Company was not subject to such restrictions as of such date. In prior periods the Company was subject to these restrictions, and the Company and the lenders under the 2011 Credit Agreement entered into certain consents and amendments to the 2011 Credit Agreement which provided the Company the ability to (i) make investments in ITG-PP in an amount up to $3.5 million, which investments were made in the form of loans to ITG-PP in June 2011, and (ii) enter into and perform its obligations under a Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of WLR Recovery Fund IV, L.P. (“Fund IV”), an affiliate of Wilbur L. Ross, Jr., the Chairman of our Board of Directors and who, together with certain investment entities controlled by him (collectively, the “WLR Affiliates”), is our controlling stockholder, not to exceed $15.5 million (see “Guarantees” below). In March 2013, the Company entered into Amendment No. 9 to the 2011 Credit Agreement, which provides that either (i) the lenders under the 2011 Credit Agreement are entitled to receive payment under a $3.7 million evergreen standby letter of credit executed by Fund IV (the “Fund IV LC”) that automatically renews each year, unless notified by the issuing bank, until a final termination date of March 31, 2016 or (ii) the Company’s investments in ITG-PP discussed above are required to be repaid to the Company by ITG-PP no later than one month prior to the stated expiry date, non-renewal date or termination date of the Fund IV LC (see Note 2 related to a potential sale of the assets of ITG-PP);

●

if availability is less than $17.5 million, the Company is required to comply with a specified fixed charge coverage ratio (as defined in the 2011 Credit Agreement). The Company was not subject to such fixed charge coverage ratio as of March 31, 2014, but would have been in compliance with such ratio as of that date;

●

depending on average adjusted availability, the applicable margin added to LIBOR or other published bank interest rates for borrowings under the 2011 Credit Agreement can range from 4.25% to 4.75% (the weighted average applicable margin was 4.6% at March 31, 2014). In addition, depending on amounts borrowed and average adjusted availability, the U.S. Revolver requires the payment of an unused commitment fee in the range of 0.50% to 0.75% annually, payable monthly; and

●

if the Company’s excess availability (as defined in the 2011 Credit Agreement) falls below certain predefined levels, the lenders under the 2011 Credit Agreement can draw upon an evergreen standby letter of credit in the amount of $20.0 million executed by the WLR Affiliates that automatically renews each year, unless notified by the issuing bank, until a final termination date of March 31, 2016; no such amounts had been drawn by the lenders as of March 31, 2014.

Subsidiary Credit Facilities

On March 23, 2011, a wholly-owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Burlington Morelos”), entered into a five year, $20.0 million term loan with Banco Nacional De Mexico, S.A., (“Banamex”). This agreement which requires the repayment of $0.3 million in principal per month until February 2016, with the remaining principal balance due in March 2016. On March 27, 2013, Burlington Morelos received funding of $6.3 million under a three year term loan agreement with Banamex which requires repayments of $0.1 million in principal per month until February 2016, with the remaining principal balance due in March 2016. The obligations of Burlington Morelos under such term loans are denominated in U.S. dollars and are secured by a pledge of all the accounts receivable, inventories, and property, plant and equipment of Burlington Morelos and its subsidiaries. The interest rate on borrowings under these term loan agreements is variable at LIBOR plus 4%. At March 31, 2014, the amount outstanding under the Burlington Morelos term loans was $15.8 million at an interest rate of 4.2%. Borrowings under these term loan agreements are non-recourse to the ITG parent company.

On March 7, 2013, a wholly-owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a revolving receivables factoring agreement under which Parras Cone agreed to sell certain of its accounts receivable to Banamex, on a recourse basis. The amount of accounts receivable of Parras Cone that can be sold under this agreement cannot exceed $16.0 million. At March 31, 2014, the amount of secured borrowings outstanding under the factoring agreement was $14.2 million, at an interest rate of 4.3%, which borrowings are collateralized by certain of Parras Cone’s trade accounts receivable in the aggregate amount of approximately $14.2 million. This agreement, as amended, expires on March 6, 2017. Borrowings under this agreement are non-recourse to the ITG parent company.

On June 18, 2013, Parras Cone entered into a $5.0 million credit facility for the purchase of new machinery and equipment. On April 15, 2014, Parras Cone entered into a separate $7.5 million credit facility also for the purchase of new machinery and equipment. Borrowings under these facilities are secured by certain assets of Parras Cone and are guaranteed by Parras Cone’s direct parent, Burlington Morelos. The interest rate on borrowings under these facilities is variable at LIBOR plus 4%. Varying monthly principal repayments are due under these loans from January 2014 until October 2019. At March 31, 2014, total borrowings outstanding under these facilities were $4.9 million at an interest rate of 4.2%.

The credit facilities entered into by the Company’s subsidiaries in Mexico described above contain customary provisions for default for agreements of this nature. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights as a secured party. Such term loans also contain certain customary financial covenant requirements applicable to the Company’s subsidiaries in Mexico. In addition, Burlington Morelos and its subsidiaries are restricted under such term loans from making annual capital expenditures in excess of one percent of annual consolidated net sales of such consolidated group. As of March 31, 2014, Burlington Morelos and its subsidiaries were in compliance with such covenants. Borrowings under these credit facilities are non-recourse to the ITG parent company.

In 2006 and 2007, Cone Denim (Jiaxing) Limited obtained financing from Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions were in accordance with applicable Chinese laws and regulations. The financing agreement provided for a $35.0 million term loan available in U.S. dollars, which was used for the import of equipment to Cone Denim (Jiaxing) Limited. Interest is based on three-month LIBOR plus a contractual spread of 6.0% or greater, depending upon periodic credit reviews. At March 31, 2014, outstanding borrowings under this facility were $10.1 million with a weighted average interest rate of 7.3%. The term loan is required to be repaid in monthly principal installments of no less than $0.5 million which began in January 2013 and continue until January 2016, and an additional principal repayment of $0.5 million was made in January 2013 against the outstanding balance of the term loan. The term loan is secured by the building, machinery, equipment and certain inventory of Cone Denim (Jiaxing). The financing agreement contains certain covenant requirements customary for agreements of this nature. Borrowings under this financing agreement are non-recourse to the ITG parent company.

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

At various times, the WLR Affiliates purchased from holders certain of the Notes with an original interest rate of 12% per annum which were thereafter amended, restated and reissued in the form of Tranche B Notes, and which were subordinate in right of payment and collateral to Notes held by third parties other than the WLR Affiliates (the “Tranche A Notes”). The interest rate on the Tranche A Notes was 17.5% per annum in the three months ended March 31, 2013. On March 29, 2013, the Company repaid in full all amounts outstanding ($17.2 million including PIK interest) under the Tranche A Notes. The Tranche B Notes are classified as “Senior subordinated notes - related party” in the Company’s accompanying consolidated balance sheets. The Tranche B Notes bear PIK interest at 12% per annum and have a maturity date of June 2015. At March 31, 2014, $168.4 million aggregate principal amount was outstanding under the Tranche B Notes, including PIK interest. For additional information on the potential cancellation of such notes, see Note 9, “Commitments and Contingencies”.

Debt Agreement Compliance

The Company and its subsidiaries are in compliance with the terms and covenants under their respective principal credit facilities. Any inability or failure by the Company or any of its subsidiaries to pay outstanding amounts when due, including as a result of any acceleration of the due date thereof, to obtain any necessary waivers or modifications to its respective credit facilities, to refinance its various debt or to obtain any necessary funding in amounts, at times and on terms acceptable to it, if at all would result in liquidity issues, could result in the lenders proceeding against any collateral securing such debt, and may delay or make impossible the implementation of the Company’s strategy.

Debt Maturities

As of March 31, 2014, aggregate maturities of long-term debt for each of the next five 12-month periods were as follows: $14.0 million, $244.1 million, $15.0 million, $0.8 million and $1.2 million.

Short-term Borrowings

The Company and certain of its subsidiaries had short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $42.5 million at March 31, 2014 and $43.3 million at December 31, 2013, with weighted average interest rates of 6.8% and 6.6%, respectively. At March 31, 2014, ITG and its U.S. subsidiaries had outstanding short-term financing obligations from certain cotton and other suppliers in the amount of $4.5 million; Cone Denim (Jiaxing) Limited had outstanding short-term working capital loans in an aggregate amount of $32.4 million from various Chinese financial institutions, including approximately $6.2 million secured by land and buildings at Jiaxing Burlington Textile Company and $2.4 million guaranteed by a $2.8 million standby letter of credit with a WLR Affiliate; and Jiaxing Burlington Textile Company had outstanding short-term working capital loans from certain Chinese financial institutions in the amount of $5.6 million, all of which are guaranteed by standby letters of credit from the U.S. parent company.

Guarantees

FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of March 31, 2014, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of March 31, 2014 or December 31, 2013, except as noted herein.

In 2011, the Company entered into the Guaranty in favor of Fund IV. Pursuant to the Guaranty, the Company has guaranteed the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of March 31, 2014, the total obligations under such letters of credit guaranteed by the Company were $6.5 million. In each of the three months ended March 31, 2014 and 2013, the Company incurred guarantee fees of $0.2 million. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

Note 6 Stockholders’ Deficit

The components of stockholders’ deficit were as follows (in thousands):

	Series C preferred stock	Series A convertible preferred stock	Common stock	Treasury stock	Accumulated deficit	Accumu- lated other compre- hensive loss	Total

Balance at December 31, 2013	$125,614	$336,751	$175	$(411)	$(544,038)	$(5,628)	$(87,537)
Net loss	—	—	—	—	(4,423)	—	(4,423)
Actuarial gains on benefit plans, net of taxes	—	—	—	—	—	94	94
Foreign currency cash flow hedges, net of taxes	—	—	—	—	—	404	404
Balance at March 31, 2014	$125,614	$336,751	$175	$(411)	$(548,461)	$(5,130)	$(91,462)

As of March 31, 2014, the Company had 100,000,000 shares of preferred stock authorized, including 5,000,000 shares of Series C Preferred Stock (the “Series C Preferred Stock”), of which 126,103 shares were issued and outstanding at March 31, 2014 and December 31, 2013, 15,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 13,470,034 shares were issued and outstanding at March 31, 2014 and December 31, 2013, and 5,000,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at March 31, 2014 or December 31, 2013. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

The terms of the Series C Preferred Stock provide that, among other things:

●	each share of Series C Preferred Stock has an initial liquidation preference of $1,000 (the “Series C Preferred Stock Liquidation Value”);
●	the Series C Preferred Stock is not convertible;
●

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

●

dividends on the Series C Preferred Stock are cumulative and accrue and are payable quarterly, in arrears, when, as and if declared by the board out of funds legally available therefor, at an annual rate of 8.0%, and are payable in additional shares of Series C Preferred Stock;

●

shares of Series C Preferred Stock are redeemable at the option of the Company at any time upon notice to the holder thereof and payment of 100% of the Series C Preferred Stock Liquidation Value, plus accrued dividends; and

●

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

Shares of Series A Preferred Stock vote together with shares of the Company’s common stock on all matters submitted to a vote of the Company’s stockholders. Each share of Series A Preferred Stock is entitled to one vote per share on all such matters. Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, into 2.5978 shares of the Company’s common stock. Notwithstanding the foregoing, however, for a period of up to six months from and after the time of an initial filing by the Company relating to a Public Offering (as defined in the Certificate of Designation of Series A Convertible Preferred Stock), any then-applicable conversion rights would be suspended. Upon the consummation of any such Public Offering, each share of Series A Preferred Stock will automatically convert into a number of shares of the Company’s common stock equal to $25.00 (subject to certain adjustments, the “Series A Preferred Stock Liquidation Value”) at the time of conversion divided by the product of (i) the price per share of common stock sold in such Public Offering and (ii) 0.75. The Company may redeem any and all shares of Series A Preferred Stock upon notice to the holders thereof and payment of 110% of the Series A Preferred Stock Liquidation Value. Dividends on the Series A Preferred Stock are cumulative and accrue and are payable quarterly, in arrears, when, as and if declared by the board out of funds legally available therefor, at an annual rate of 7.5%. Dividends are payable in additional shares of Series A Preferred Stock.

Shares of Series B Preferred Stock are authorized to be issued pursuant to the Company’s 2008 Equity Incentive Plan (the “2008 Plan”). The certificate of designation relating to the Series B Preferred Stock provides the following:

●

shares of Series B Preferred Stock rank (i) senior to the Company’s common stock and all other classes of stock which by their terms provide that they are junior to the Series B Preferred Stock or do not specify their rank, (ii) on parity with all other classes of stock which by their terms provide that such classes rank on parity with shares of Series B Preferred Stock, and (iii) junior to the Company’s Series A Preferred Stock, Series C Preferred Stock and all other classes of stock which by their terms provide that they are senior to the Series B Preferred Stock, in each case with respect to rights on dividends and on a liquidation, winding up or dissolution of the Company;

●

upon any liquidation, winding up or dissolution of the Company, holders of shares of Series B Preferred Stock will be entitled to receive $25.00 per share, plus any declared but unpaid dividends, prior and in preference to any payment on any junior securities;

●

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

●

shares of Series B Preferred Stock will vote together with all other classes and series of stock of the Company on all matters submitted to a vote of the Company’s stockholders. Each share of Series B Preferred Stock will be entitled to one vote per share on all such matters.

Pursuant to the certificates of designation of the Series C Preferred Stock and the Series A Preferred Stock, the Company is prohibited from paying dividends, if declared by the Company’s board of directors, on such preferred stock until funds are legally available therefor. As of March 31, 2014, dividends in arrears on preferred stock were $2.7 million, or $21.14 per share, on the Series C Preferred Stock, and $6.7 million, or $0.50 per share, on the Series A Preferred Stock, each payable in additional shares of such preferred stock. For additional information on the potential cancellation of certain outstanding shares of Series C Preferred Stock, see Note 9, “Commitments and Contingencies”.

The components of, and changes in, accumulated other comprehensive loss (net of income taxes of $0.0 as of and for the periods ended March 31, 2014 and March 31, 2013) were as follows (in thousands):

	Gains and Losses on Foreign Currency Cash Flow Hedges (1)	Pension Benefits (2)	Postretirement Benefits (2)	Total

Balance at December 31, 2013	$(246)	$(5,208)	$(174)	$(5,628)
Other comprehensive income before reclassifications	390	—	—	390
Amounts reclassified:
Net (gains) and losses	14	—	—	14
Amortization of net actuarial losses	—	94	—	94
Other comprehensive income for the period	404	94	—	498
Balance at March 31, 2014	$158	$(5,114)	$(174)	$(5,130)

Balance at December 31, 2012	$—	$(7,442)	$(264)	$(7,706)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified:
Amortization of net actuarial losses	—	159	1	160
Other comprehensive income for the period	—	159	1	160
Balance at March 31, 2013	$—	$(7,283)	$(263)	$(7,546)

(1)	See Note 8, "Derivative Instruments".
(2)

These components are included in the computations of net periodic benefit costs. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information about the Company's pension and postretirement benefit plans.

Note 7 Reconciliation to Diluted Loss Per Share

The following table shows the amounts used in computing loss per share and the effect on loss per share of the weighted average number of shares of dilutive potential common stock issuances (in thousands).

	Three Months Ended March 31,
	2014	2013

Loss from continuing operations	$(4,391)	$(4,820)
Accrued preferred stock dividends, including arrearages for the period	(8,846)	(8,193)
Loss from continuing operations applicable to common shareholders	(13,237)	(13,013)
Effect of dilutive securities:
None	—	—
Numerator for diluted loss per share from continuing operations	$(13,237)	$(13,013)

Loss from discontinued operations	$(32)	(1,797)
Effect of dilutive securities:
None	—	—
Numerator for diluted loss per share from discontinued operations	$(32)	$(1,797)

	Three Months Ended March 31,
	2014	2013

Weighted-average number of common shares used in basic earnings per share	17,468	17,468
Effect of dilutive securities:
None	—	—
Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	17,468	17,468

Based on the number of shares of Series A Preferred Stock outstanding as of March 31, 2014 and the Series A Preferred Stock Liquidation Value thereof on such date, the Series A Preferred Stock could potentially be converted at the option of the holders thereof into 35,685,801 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive (in thousands). For additional information on the potential cancellation of certain outstanding shares of Series A Preferred Stock, see Note 9, “Commitments and Contingencies”.

	Three Months Ended March 31,
	2014	2013

Convertible preferred stock	35,686	33,096

Note 8 Derivative Instruments

Derivative instruments used periodically by the Company for foreign currency, cotton, wool and natural gas purchases consist primarily of forward purchase contracts. The Company does not utilize financial instruments for trading or other speculative purposes. The Company has historically qualified for the “normal purchases exception” under GAAP for derivatives related to its cotton and wool forward purchase contracts and certain of its natural gas contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies and has designated such instruments as cash flow hedges under hedge accounting rules in 2014 and in 2013. At March 31, 2014 and December 31, 2013, the Company had the following outstanding forward contracts that were entered into to hedge forecasted purchases through the end of December of the years following such dates:

Contract	Number of Units
Foreign currency forward contracts outstanding as of March 31, 2014	539,319,799 Pesos
Foreign currency forward contracts outstanding as of December 31, 2013	418,110,322 Pesos

The fair value of the Company’s derivative instruments recognized in the March 31, 2014 and December 31, 2013 consolidated balance sheets consisted of the following (in thousands):

	March 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FASB ASC 815
Foreign currency contracts	Other current assets	$291	Sundry payables and accrued liabilities	$22

Total Derivatives		$291		$22

	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FASB ASC 815
Foreign currency contracts	N/A	$—	Sundry payables and accrued liabilities	$310

Total Derivatives		$—		$310

The effect of derivative instruments on the financial performance of the Company was as follows (in thousands):

	Amount of Net Gain (Loss) in Other Comprehensive Loss (Effective Portion)		Location of Net Gain (Loss) Reclassified from	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended March 31,		Accumulated Other Comprehensive Loss	Three Months Ended March 31,
	2014	2013	into Income	2014	2013
Derivatives designated as cash flow hedging instruments under FASB ASC 815
Foreign currency contracts	$390	$—	Cost of goods sold	$(14)	$—

Total	$390	$—		$(14)	$—

		Amount of Gain (Loss) Recognized on Derivatives
	Location of Net Gain (Loss)	Three Months Ended March 31,
	on Derivatives	2014	2013
Derivatives not designated as hedging instruments under FASB ASC 815
Commodity contracts
Realized	Cost of goods sold	$—	$(21)
Unrealized	Other income (expense) - net	—	(46)

Total		$—	$(67)

The Company did not exclude any amounts of its foreign currency cash flow hedges from effectiveness testing during any periods presented herein, and such tests resulted in the hedges being effective, or expected to be effective, in offsetting the variability of the designated forecasted cash flows. Foreign currency cash flow hedges outstanding at March 31, 2014 and December 31, 2013 cover each of the respective subsequent monthly periods ending December 2014. The estimated net gain related to cash flow hedges that will be reclassified from accumulated other comprehensive loss into earnings over the next fiscal year is $0.2 million.

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

Note 9 Commitments and Contingencies

Asbestos materials are present at certain of the Company’s facilities, and applicable regulations would require the Company to handle and dispose of these items in a special manner if these facilities were to undergo certain major renovations or if they were demolished. FASB ASC 410, “Asset Retirement and Environmental Obligations,” provides guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity. In accordance with FASB ASC 410, the Company has not recognized a liability associated with these obligations, because the fair value of such liabilities cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of these facilities. The Company expects to maintain these facilities by repair and maintenance activities that do not involve the removal of any of these items and has not identified any need for major renovations caused by technology changes, operational changes or other factors. In accordance with FASB ASC 410, the Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value. As of March 31, 2014, the Company did not have any liabilities recorded for these obligations.

As of March 31, 2014, the Company had raw material and service contract commitments totaling $28.6 million and capital expenditure commitments of $0.1 million not reflected as liabilities on the accompanying consolidated balance sheet. These commitments were not reflected as liabilities on the accompanying consolidated balance sheet because the Company had not received or taken title to the related assets. Raw material commitments related mainly to firm purchase commitments for cotton and wool used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders.

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

On February 19, 2014, the Company, as a nominal defendant, the plaintiffs and the Non-Company Defendants entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) relating to the Consolidated Action. The Settlement Agreement, which was preliminarily approved by the Court on February 19, 2014 and remains subject to the final approval of the Court as described below, provides, among other things, that in settlement of the Consolidated Action, (i) certain of the Non-Company Defendants will make an aggregate $36.0 million cash payment thereunder (the “Cash Settlement”), which includes a $16.0 million cash payment from the independent financial advisor and its insurers and a $20.0 million cash payment from other Non-Company Defendants and their insurers, (ii) $21.9 million in principal and accrued interest of the Company’s senior subordinated notes (which are designated as “senior subordinated notes—related party” on the Company’s balance sheets and have a maturity date of June 6, 2015), held by certain affiliates of the Company (the “Affiliates”), will be cancelled, together with all additional interest that accrues on such notes from December 31, 2013 through the effective date of the Settlement Agreement (collectively, the “Cancelled Notes”), and (iii) 10,315,727 shares of the Company’s Series A Preferred Stock, having a liquidation value of $257.9 million as of December 31, 2013, and 11,488 shares of the Company’s Series C Preferred Stock, having a liquidation value of $11.5 million as of December 31, 2013, in each case together with any additional shares of Series A Preferred Stock and Series C Preferred Stock that accrue with respect to such shares through the effective date of the Settlement Agreement (collectively, the “Cancelled Preferred Stock”), all of which are held by the Affiliates, will be cancelled on the effective date of the Settlement Agreement. As of December 31, 2013, the Company had a total of $163.5 million in aggregate principal and accrued interest of senior subordinated notes outstanding, and had outstanding shares of Series A Preferred Stock with an aggregate liquidation value of approximately $337.0 million, and of Series C Preferred Stock with an aggregate liquidation value of approximately $126.0 million. As of March 31, 2014, the Company had a total of $168.4 million in aggregate principal and accrued interest of senior subordinated notes outstanding, and had outstanding shares of Series A Preferred Stock with an aggregate liquidation value of approximately $343.0 million, and of Series C Preferred Stock with an aggregate liquidation value of approximately $129.0 million.

If the Settlement Agreement receives final approval by the Court, the Cancelled Notes and the Cancelled Preferred Stock will be cancelled, and the Company’s respective obligations, and the Affiliates’ respective rights, thereunder will be terminated, effective as of December 31, 2013. The Company expects that when such cancellations take effect following final approval of the Settlement Agreement, they will not have an impact on the Company’s consolidated statements of operations, but will have an impact on its consolidated balance sheet by reducing the Company’s long-term debt and stockholders’ deficit, by the amount of the Cancelled Notes, and by reducing the aggregate liquidation value of the Series A Preferred Stock and the Series C Preferred Stock by the respective values of the Cancelled Preferred Stock. The Company cannot determine the amount of cash, if any, from the Cash Settlement that may be available for use by the Company after such funds are applied in accordance with the Settlement Agreement to pay fees and expenses of various legal and other advisors in connection with the Consolidated Action. In accordance with the terms of the Settlement Agreement, the claims administrator has distributed the required notices relating to the proposed settlement of the Consolidated Action. The Court has scheduled a hearing to consider final approval of the Settlement Agreement on June 23, 2014, and the Company anticipates that, if approved, the Settlement Agreement would take effect in the third quarter of 2014.

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

Note 10 Segment and Other Information

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and four reportable segments that are presented herein. The bottom-weight woven fabrics segment consists of heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The narrow fabrics segment consists of narrow webbing products for safety restraint products such as seat belts and military and technical uses. The all other segment consists of expenses related to transportation services and other miscellaneous items. The CDN and ITG-PP businesses are presented as discontinued operations in the Company’s consolidated statements of operations for all periods presented (see Note 2).

Net sales, loss from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense)-net. Intersegment net sales of $0.1 million for the three months ended March 31, 2014 and 2013 were primarily attributable to commission finishing sales.

	Three Months Ended March 31,
	2014	2013
Net Sales:
Bottom-weight Woven Fabrics	$134,284	$138,701
Commission Finishing	10,370	3,667
Narrow Fabrics	5,217	6,279
All Other	232	230
	150,103	148,877
Intersegment sales	(69)	(96)
	$150,034	$148,781

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$8,197	$9,710
Commission Finishing	451	(1,105)
Narrow Fabrics	(820)	(627)
All Other	(81)	0
Total reportable segments	7,747	7,978
Corporate expenses	(2,895)	(2,045)
Other operating income - net	22	34
Restructuring (charges) recoveries	(125)	5
Interest expense	(7,651)	(7,480)
Other income (expense) - net	(698)	(3,501)
	(3,600)	(5,009)
Income tax (expense) benefit	(777)	279
Equity in losses of unconsolidated affiliates	(14)	(90)
Loss from continuing operations	(4,391)	(4,820)
Loss from discontinued operations, net of taxes	(32)	(1,797)
Net loss	$(4,423)	$(6,617)

	March 31, 2014	December 31, 2013

Total Assets:
Bottom-weight Woven Fabrics	$295,776	$274,476
Commission Finishing	18,924	17,194
Narrow Fabrics	13,523	13,454
Corporate	11,456	12,147
All Other	74	55
	$339,753	$317,326

Note 11 Restructuring Activities

Restructuring charges (recoveries) included in loss from continuing operations consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Severance, COBRA and other termination benefits	$125	$(5)

Hourly and salaried workforce reductions of 53 employees undertaken at our worsted wool fabric manufacturing facility in Mexico resulted in severance and other termination benefits of $0.1 million recorded in the three months ended March 31, 2014 in the bottom-weight woven fabrics segment. These workforce reductions were primarily attributable to the outlook for lower product demand at this facility. Restructuring recoveries in the three months ended March 31, 2013 were primarily due to the expiration of COBRA benefits related to employees at our U.S. denim facility in the bottom-weight woven fabrics segment.

Following is a summary of activity related to restructuring accruals (in thousands). The Company expects to pay the majority of the remaining liabilities outstanding at March 31, 2014 within the next twelve months.

Severance and COBRA Benefits
Balance at December 31, 2013	$22
2014 charges (recoveries), net	125
Payments	(136)
Balance at March 31, 2014	$11

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

The following table provides a summary of the fair values of certain of the Company’s assets and liabilities measured on a recurring basis under FASB ASC 820 as of March 31, 2014 and December 31, 2013 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At March 31, 2014
Assets:
Derivatives	$—	$291	$—	$291
Liabilities:
Derivatives	$—	$22	$—	$22

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At December 31, 2013
Assets:
Derivatives	$—	$—	$—	$—
Liabilities:
Derivatives	$—	$310	$—	$310

The accompanying consolidated financial statements include certain financial instruments, and the fair value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, notes receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of March 31, 2014 related to expected yield (under Level 2 of the fair value hierarchy), the Company estimated that the fair value of its Notes was approximately the principal plus accrued interest at March 31, 2014. The estimate of fair value of borrowings under its various bank loans and other financial instruments (under Level 2 of the fair value hierarchy) generally approximates the carrying values at March 31, 2014 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates.

Note 13 Other Income (Expense) - Net

	Three Months Ended March 31,
	2014	2013

Litigation expense not related to current operations	$(1,149)	$(2,433)
Foreign currency exchange gains (losses), net	346	(990)
Other	53	(95)
Total	$(750)	$(3,518)

Note 14 Income Taxes

The Company had income tax expense of $0.8 million in the three months ended March 31, 2014 and an income tax benefit of $0.3 million in the three months ended March 31, 2013. The Company has tax holidays in certain foreign jurisdictions that provide for a reduced tax rate for a defined number of taxable years in these jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.

Income tax expense for the three months ended March 31, 2014 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $2.0 million in the valuation allowance related to an increase in certain net operating losses and net deferred income tax assets, $1.1 million due to the expiration of certain income tax credits in Mexico, which was offset by a reduction in the valuation allowance of $1.1 million, and $0.2 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.1 million and certain foreign and domestic business expenses that are not tax deductible. Income tax benefit for the three months ended March 31, 2013 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $1.1 million in the valuation allowance related to an increase in net operating losses and net deferred income tax assets and $0.6 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.3 million and certain foreign and domestic business expenses that are not tax deductible.

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

Note 15 Subsequent Event

On April 15, 2014, Parras Cone entered into a $7.5 million credit facility for the purchase of new machinery and equipment. Borrowings under this facility are secured by certain assets of Parras Cone and are guaranteed by Burlington Morelos. The interest rate on borrowings under this facility is variable at LIBOR plus 4%, and varying monthly principal repayments are due from November 2014 to October 2019. This facility contains customary provisions for default for agreements of this nature and also contains certain customary financial covenant requirements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations of International Textile Group, Inc. should be read in connection with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as with the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Annual Report”), which includes audited financial results of the Company as of and for the year ended December 31, 2013.

Overview

Our Company

International Textile Group, Inc. (“ITG”, the “Company”, “we”, “us” or “our”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations principally in the United States, Mexico, and China. The Company believes it is one of the world’s largest and most diversified producers of denim fabrics and the largest producer of better denim fabrics for products distributed through department stores and specialty retailers. In addition, the Company believes it is one of the largest worsted wool manufacturers and commission printers and finishers in North America, and is a leading developer, marketer and manufacturer of performance synthetic apparel fabrics, automotive safety fabrics, technical and value added fabrics, contract fabrics for interior furnishings, narrow webbing products, and other textile products used in a variety of niche industrial and commercial applications.

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and four reportable segments that are presented herein. The bottom-weight woven fabrics segment consists of heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The narrow fabrics segment consists of narrow webbing products for safety restraint products such as seat belts and military and technical uses. The all other segment consists of expenses related to transportation services and other miscellaneous items. The Company’s Cone Denim de Nicaragua business and the ITG-PP business in Vietnam are presented as discontinued operations in all periods presented in this report.

Business and Industry Trends

Improved consumer confidence and increased capital investment by companies in recent periods have led to a modest near-term economic recovery which has positively impacted our denim business. Also, imports of textile products into the U.S. from other countries have slowed or leveled off over the last few years due to, among other things, a narrowing of labor and production cost differentials, rising shipping costs and an increased interest in U.S.-produced goods. However, the global economic environment continues to be uncertain and volatile. Continued uncertainty regarding unemployment levels, further government and municipal deficit reduction measures, including potential further reductions in U.S. Department of Defense spending, and the prospects for sustained economic recovery continue to negatively impact consumer, military and municipal spending, which could have adverse effects in the significant markets in which we operate and on our businesses. The Company has taken, and expects to continue to take, steps to counter this continued economic uncertainty. These actions include, among other things, negotiating higher sales prices for certain products, negotiating new working capital and other financing arrangements, focusing on new product development projects and implementing cost saving initiatives.

The Company’s bottom-weight woven fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet operating requirements as well as to meet the product specifications and sourcing requirements of anticipated future customer orders. Prices for cotton and wool, principal raw materials for the Company’s products, have declined in recent periods from historical highs. However, prices continue to fluctuate and cotton prices remain high as compared to historical levels. In response to higher raw material costs in the open market or under our committed purchase contracts, we have in recent periods been able to increase sales prices to some extent in order to maintain sufficient margins, and we expect to continue to attempt to increase sales prices as necessary in the future. The price of the primary synthetic fibers used in the Company’s products, nylon and polyester, is influenced heavily by petroleum prices. Petroleum prices have fluctuated over the last two years, although such prices remain high compared to historical levels, which has increased the price of synthetic fibers and negatively impacted our margins in recent periods.

While we have been able to pass on some increased raw material costs to our customers, if the Company incurs increased raw material or other costs that it is unable to recoup through price increases, or experiences interruptions in its raw materials supply, our business, results of operations, financial condition and cash flows may be adversely affected.

Results of Operations

Net sales and loss from continuing operations before income taxes for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense) - net. Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales of $0.1 million for the three months ended March 31, 2014 and 2013 were primarily attributable to commission finishing sales.

	Three Months Ended March 31,
	2014	2013
Net Sales:
Bottom-weight Woven Fabrics	$134,284	$138,701
Commission Finishing	10,370	3,667
Narrow Fabrics	5,217	6,279
All Other	232	230
	150,103	148,877
Intersegment sales	(69)	(96)
	$150,034	$148,781

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$8,197	$9,710
Commission Finishing	451	(1,105)
Narrow Fabrics	(820)	(627)
All Other	(81)	0
Total reportable segments	7,747	7,978
Corporate expenses	(2,895)	(2,045)
Other operating income - net	22	34
Restructuring (charges) recoveries	(125)	5
Interest expense	(7,651)	(7,480)
Other income (expense) - net	(698)	(3,501)
	(3,600)	(5,009)
Income tax (expense) benefit	(777)	279
Equity in losses of unconsolidated affiliates	(14)	(90)
Loss from continuing operations	(4,391)	(4,820)
Loss from discontinued operations, net of taxes	(32)	(1,797)
Net loss	$(4,423)	$(6,617)

Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013

Consolidated: Consolidated net sales in the three months ended March 31, 2014 and 2013 were $150.0 million and $148.8 million, respectively, an increase of $1.2 million, or 1.0%. The increase in sales was primarily due to sales volume increases in the commission finishing segment due to an increase in the government uniform business, as well as increased demand in the Company’s synthetic fabrics business and higher selling prices and an improved product mix primarily in the denim, technical fabrics and retail worsted wool businesses. These increases were partially offset by lower volume resulting from competitive pressures in the denim and airbag fabrics businesses, program changes with certain worsted wool retail customers, and governmental budget constraints affecting certain narrow fabrics and foreign military uniform fabrics businesses, as well as lower prices and a less favorable product mix primarily in the U.S. government and synthetic fabrics businesses.

Gross profit in the three months ended March 31, 2014 was $16.9 million, or 11.3% of net sales, compared to $17.1 million, or 11.5% of net sales, in the three months ended March 31, 2013. Gross profit margins decreased slightly primarily due to lower sales volumes and higher manufacturing costs in the Company’s bottom-weight woven fabrics segment, partially offset by higher selling prices and an improved product mix primarily in the denim and technical fabrics businesses, higher sales volume and an improved product mix in the Company’s commission finishing segment, and lower raw material costs. Operating income in the three months ended March 31, 2014 was $4.7 million compared to $6.0 million in the three months ended March 31, 2013. Operating income decreased in the 2014 period as compared to the same period of the prior year primarily due to the lower gross profit margins described above as well as higher selling and administrative expenses of $0.9 million and higher restructuring charges of $0.1 million, each as described below.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment were $134.3 million in the three months ended March 31, 2014 compared to $138.7 million in the three months ended March 31, 2013. The decrease in sales of $4.4 million was primarily due to lower volume of $11.4 million primarily resulting from competitive pressures in the denim and airbag businesses, program changes with certain worsted wool retail customers and governmental budget constraints affecting certain foreign military uniform fabrics businesses, as well as lower prices and a less favorable product mix of $1.9 million primarily in the U.S. government and synthetic fabrics businesses. Such declines in this segment were partially offset by higher sales volumes of $4.4 million due to increased demand in the synthetic fabrics business, as well as $4.3 million resulting from higher selling prices and an improved product mix primarily in the denim, technical fabrics and worsted wool businesses.

Income in the bottom-weight woven fabrics segment was $8.2 million in the three months ended March 31, 2014 compared to $9.7 million in the three months ended March 31, 2013. The decrease in income was primarily due to $2.7 million of lower sales volumes, $2.3 million of higher costs related to manufacturing and administration, and lower prices and a less favorable product mix of $2.0 million primarily in the U.S. government and synthetic fabrics businesses. These decreases were partially offset by lower raw material costs of $2.3 million, higher selling prices and an improved product mix of $2.7 million primarily in the denim, technical fabrics and retail worsted wool businesses as well as favorable impacts from changes in foreign currency exchange rates of $0.5 million.

Commission Finishing: Net sales in the commission finishing segment were $10.4 million in the three months ended March 31, 2014 compared to $3.7 million in the three months ended March 31, 2013. The increase from the prior year period was due to sales volume increases of $6.7 million primarily resulting from increased sales to certain U.S. and foreign militaries as a result of the settlement of certain political issues as well as the easing of certain government budget constraints. Income in the commission finishing segment was $0.5 million in the three months ended March 31, 2014 compared to a loss of $(1.1) million in the three months ended March 31, 2013 with such improvement primarily due to the higher sales volume and an improved product mix, partially offset by higher energy costs.

Narrow Fabrics: Net sales in the narrow fabrics segment were $5.2 million and $6.3 million in the three months ended March 31, 2014 and 2013, respectively. The decrease from the prior year period was primarily due to lower sales volumes of $1.3 million related to certain government contracts, partially offset by $0.2 million of an improved product mix. Loss in the narrow fabrics segment was $0.8 million in the three months ended March 31, 2014, compared to $0.6 million in the three months ended March 31, 2013. The decrease in operating results was primarily due to lower sales volumes of $0.4 million, partially offset by improvements in manufacturing quality and efficiencies of $0.2 million.

All Other: Net sales in the all other segment were $0.2 million in the three months ended March 31, 2014 and 2013, which primarily represented sales in the Company’s transportation business.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $12.1 million in the three months ended March 31, 2014 and $11.2 million in the three months ended March 31, 2013. As a percentage of net sales, this expense was 8.0% in the three months ended March 31, 2014 and 7.5% in the three months ended March 31, 2013. Selling and administrative expenses increased in the three months ended March 31, 2014 primarily due to higher employee medical claims expense and higher compensation-related expenses such as incentive compensation, partially offset by lower professional fees and lower sample and testing expenses.

RESTRUCTURING CHARGES (RECOVERIES): Restructuring charges for the three months ended March 31, 2013 included severance and other termination benefits of $0.1 million due to workforce reductions at our worsted wool fabric manufacturing facility in Mexico. Restructuring recoveries for the three months ended March 31, 2013 were due to the expiration of COBRA benefits of less than $0.1 million primarily related to employees at our U.S. denim facility.

INTEREST EXPENSE: Interest expense was $7.7 million in the three months ended March 31, 2014 in comparison with $7.5 million in the three months ended March 31, 2013. The increase was primarily due to higher outstanding balances on the Company’s Tranche B senior subordinated notes (related party), partially offset by the repayment of $16.7 million of the Company’s Tranche A senior subordinated notes on March 29, 2013. Non-cash payable in-kind interest expense was $4.9 million in both the three months ended March 31, 2014 and 2013, including $4.9 million and $4.4 million, respectively, of non-cash related party interest expense.

OTHER INCOME (EXPENSE)—NET: In the three months ended March 31, 2014 and 2013, the Company paid or accrued $1.1 million and $2.4 million, respectively, in legal fees not related to current operations. Other expense - net in the three months ended March 31, 2014 and 2013 also included foreign currency exchange gains (losses) of $0.3 million and $(1.0) million, respectively, related to the Company’s operations in Mexico and China.

INCOME TAX (EXPENSE) BENEFIT: Income tax expense was $0.8 million in the three months ended March 31, 2014 in comparison with an income tax benefit of $0.3 million in the three months ended March 31, 2013. Income taxes were higher in the three months ended March 31, 2014 primarily due to deferred income tax benefits from the Company’s subsidiaries in Mexico recognized in the three months ended March 31, 2013 resulting from management's determination to release certain income tax valuation allowances under accounting principles generally accepted in the United States of America (“GAAP”), and certain statutory income tax rate reductions.

DISCONTINUED OPERATIONS: Loss from discontinued operations in the three months ended March 31, 2014 included less than $0.1 million related to the planned disposition of the assets of the idled ITG-PP facility. Loss from discontinued operations in the three months ended March 31, 2013 included $1.9 million related to the idled CDN facility, partially offset by a one-time refund of certain business fees of $0.1 million related to the idled ITG-PP facility.

Liquidity and Capital Resources

The Company has a significant amount of debt outstanding and will require substantial cash flows to service this debt in future periods. A substantial portion of the Company’s debt is payable by various of the Company’s subsidiaries organized in foreign jurisdictions and is non-recourse to the ITG parent company. In addition, a substantial portion of the Company’s debt, $168.4 million at March 31, 2014, is payable to related parties (namely, certain entities affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board and controlling stockholder). As previously disclosed, the Company amended or refinanced certain credit agreements in the first quarter of 2013 that extended the maturities of those instruments and resulted in the extinguishment of certain high interest rate debt in the U.S.

The following table presents a summary of the Company’s debt obligations payable to unrelated third parties as of March 31, 2014 (in thousands). Amounts in the column labeled “U.S.” represent debt guaranteed by, or otherwise with recourse to, the ITG parent company. Amounts in the column labeled “International” represent debt of various of the Company’s international subsidiaries, but not guaranteed by, or with recourse to, the ITG parent company.

	U.S.	International	Total

Current portion of long-term debt	$3,060	$10,917	$13,977
Short-term borrowings	4,565	37,952	42,517
	7,625	48,869	56,494
Bank debt and other long-term obligations, net of current maturities	59,329	34,075	93,404
Total third party debt	$66,954	$82,944	$149,898

The ITG parent company (U.S.) has also guaranteed an additional $6.3 million of certain of the above international debt through stand-by letters of credit which is not included in the table above. None of the Company’s Tranche B Notes payable to related parties ($168.4 million at March 31, 2014) is included in the table above, or is current or short-term.

Notwithstanding the non-recourse nature of a significant portion of the debt in the table above, the failure by any of the Company’s international subsidiaries to timely meet their respective obligations when due could also materially adversely impact the Company’s ability to execute on its strategy, and result in the Company incurring significant non-cash impairment or other charges.

The Company generated cash from operations and refinanced certain debt obligations during the three months ended March 31, 2014, and in April 2014, a wholly-owned subsidiary of the Company in Mexico obtained additional third-party financing of $7.5 million for the purchase of new machinery and equipment. The Company’s principal uses of cash during the three months ended March 31, 2014 were to fund operations related to working capital needs, capital expenditures, pension plan contributions, and payment of principal, interest and fees on various indebtedness, and the Company expects that its future cash uses will be for similar matters. Our significant leverage may adversely affect our business and financial performance and restrict our operating flexibility. The level of our indebtedness and our ongoing cash flow requirements expose the Company to a risk that continued or additional adverse economic developments or adverse developments in our business could make it difficult to meet the financial and operating covenants contained in our credit facilities, as well as our debt service requirements. Our success in generating future cash flows will depend, in part, on our ability to increase our sales, manage working capital efficiently, continue to reduce operating costs at our plants, and increase selling prices to offset any increase in raw material or other costs in all segments of our business.

In the event that the Company or one of its subsidiary borrowers is not able to timely meet its obligations under any financing agreement, a lender or other secured party may have rights to proceed against any collateral securing such obligations. The Company has estimated that the fair value of the collateral securing its obligations is sufficient to satisfy such debt obligations. However, the Company expects that if it is not timely able to meet its obligations under a financing agreement, it will seek to amend those agreements, or enter into replacement financing arrangements to satisfy its obligations. There can be no assurances as to the availability of any necessary long-term financing and, if available, that any potential source of long-term financing would be available on terms and conditions acceptable to the Company. The inability to complete any necessary financings at times, and on terms, acceptable to the Company, or the exercise of any available remedies by lenders, which could result in the acceleration of such indebtedness or, in some instances, the right to proceed against the underlying collateral, would negatively affect the Company’s ability to execute on its strategy and have a material adverse effect on the Company’s financial condition and future results of operations.

Comparison of Cash Flows for the Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013

OPERATING ACTIVITIES: Net cash used in operating activities was $1.5 million in the three months ended March 31, 2014 compared to $5.1 million in the three months ended March 31, 2013. The improvement in cash flows was primarily due to an increase in cash collections of accounts receivable due to higher sales, partially offset by higher expenditures for inventory to support increased sales orders. Cash used in the three months ended March 31, 2013 also reflected higher net value-added tax payments primarily in Mexico due to delays in the timing of the reimbursement of such taxes.

INVESTING ACTIVITIES: Net cash used in investing activities was $2.1 million in the three months ended March 31, 2014 compared to $0.1 million in the three months ended March 31, 2013. Capital expenditures were $1.9 million in the three months ended March 31, 2014 and $0.7 million in the three months ended March 31, 2013, and total capital expenditures are projected to be approximately $12.0 million to $14.0 million during 2014. Investing activities in the three months ended March 31, 2014 included $0.6 million in deposits and other costs related to equipment to be purchased in 2014. In the three months ended March 31, 2014 and 2013, the Company received net cash proceeds of less than $0.1 million and $0.1 million, respectively, from the sale of property, plant and equipment. Investing activities in the three months ended March 31, 2014 and 2013 included $0.4 million and $0.5 million respectively, of distributions from the Company’s unconsolidated affiliates.

FINANCING ACTIVITIES: Net cash provided by financing activities of $5.6 million in the three months ended March 31, 2014 reflects proceeds from borrowings under revolving lines of credit of $7.5 million, proceeds from the issuance of new term loans of $2.0 million, repayment of term loans and capital lease obligations of $3.4 million, and net repayments of short-term bank borrowings of $0.4 million related mainly to the Company’s operations in China. Net cash provided by financing activities of $6.7 million in the three months ended March 31, 2013 reflects the net effects of the Company’s March 2013 debt refinancing activities (discussed below) as well as net proceeds of $7.1 million from borrowings under revolving loans, net proceeds from short-term bank borrowings of $2.6 million related mainly to the Company’s denim operations in China and Mexico, and scheduled repayments of term loans and capital lease obligations of $4.9 million. Refinancing activities in the three months ended March 31, 2013 included proceeds from the issuance of new term loans of $10.3 million, proceeds from increased borrowings under revolving lines of credit of $9.3 million, the payment of financing fees of $0.7 million, and the repayment of the principal amount of certain senior subordinated notes of $16.7 million using proceeds primarily from the refinanced bank debt and related activities. In addition, checks issued in excess of deposits decreased by $0.2 million in each of the three months ended March 31, 2014 and 2013.

See Notes 5, 6 and Note 9 of the Notes to Consolidated Financial Statements included herein for a discussion of the Company’s long-term debt, short-term borrowings and preferred stock.

Commitments

As of March 31, 2014, the Company had raw material and service contract commitments totaling $28.6 million and capital expenditure commitments of $0.1 million. ITG plans to fund these obligations from cash generated from operations and, depending upon limitations in its various loan agreements and to the extent available to the Company, from a combination of borrowings under its Amended and Restated Credit Agreement, dated as of March 30, 2011 (the “2011 Credit Agreement”), and other external sources of financing as management deems appropriate. ITG believes that future external financings may include, but may not be limited to, additional borrowings under existing, or any new, credit agreements, the issuance of equity or debt securities or additional funding from certain entities affiliated with the chairman of the Company’s board of directors, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

At December 31, 2013, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $12.6 million. The Company contributed $3.3 million to this plan during fiscal year 2013 and $0.6 million in the three months ended March 31, 2014. The Company estimates making total contributions in the 2014 fiscal year in the range of $2.5 million to $3.0 million. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employment reductions, if any, which may occur during any business restructuring) and other actuarial assumptions.

Off-Balance Sheet Arrangements

As of March 31, 2014, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of March 31, 2014 or December 31, 2013, except as noted below.

In 2011, the Company entered into the Guaranty in favor of Fund IV. Pursuant to the Guaranty, the Company has guaranteed the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of March 31, 2014, the total obligations under such letters of credit guaranteed by the Company were $6.5 million. In each of the three months ended March 31, 2014 and 2013, the Company incurred and accrued guarantee fees of $0.2 million. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

Derivative Instruments

Derivative instruments used periodically by the Company for foreign currency, cotton, wool and natural gas purchases consist primarily of forward purchase contracts. The Company does not utilize financial instruments for trading or other speculative purposes. The Company has historically qualified for the “normal purchases exception” under GAAP for derivatives related to its cotton and wool forward purchase contracts and certain of its natural gas contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies and has designated such instruments as cash flow hedges under hedge accounting rules in 2014 and 2013. The Company did not designate its natural gas forward purchase contracts as hedges for any of the periods presented herein. The fair value of derivative instruments recognized in the March 31, 2014 and December 31, 2013 consolidated balance sheets were $0.3 million and $(0.3) million, respectively. The amount of gain (loss) recognized in accumulated other comprehensive loss related to the effective portion of derivative instruments was $0.4 million and $(0.2) million as of March 31, 2014 and December 31, 2013, respectively. The total amount of net losses on derivative instruments recognized in the consolidated statements of operations was less than $0.1 million in the three months ended March 31, 2014 and $0.1 million in the three months ended March 31, 2013.

Critical Accounting Policies, Assumptions and Estimates

This management’s discussion and analysis of the Company’s financial position and results of operations is based on the Company’s unaudited consolidated financial statements and related notes. A summary of significant accounting policies applicable to the Company’s operations is disclosed in Note 1 to the Consolidated Financial Statements included in the Annual Report, and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. As of March 31, 2014, there were no changes in the nature of the Company’s then-existing critical accounting policies or the application of those policies from those disclosed in the Annual Report.

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

During the quarter ended March 31, 2014, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a- 15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The third through sixth paragraphs of Note 9 to the Company’s Consolidated Financial Statements included elsewhere herein are incorporated herein by reference.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Note 6 to the Company’s Consolidated Financial Statements included elsewhere herein with respect to cumulative preferred stock dividends in arrears is incorporated herein by reference.

ITEM 6.     EXHIBITS

10.1	English translation of secured Credit Agreement, dated as of April 15, 2014, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional De Mexico, S.A. as lender thereto.

10.2

English translation of form of promissory note related to secured Credit Agreement, dated as of April 15, 2014, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional De Mexico, S.A. as lender thereto.

10.3	Employment Agreement, effective as of May 1, 2014, by and between Kenneth T. Kunberger and International Textile Group, Inc.

10.4	Agreement and General Release, dated April 30, 2014, by and between International Textile Group, Inc. and Joseph L. Gorga.

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEXTILE GROUP, INC.

May 8, 2014
	By:	/s/ Gail A. Kuczkowski
Gail A. Kuczkowski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)