Form 10-Q
period 2014-06-30
INTERNATIONAL TEXTILE GROUP INC
filed 2014-08-11
CIK 918964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q

________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of August 4, 2014, was 17,468,327.

			PAGE

PART I	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013	4

		Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013	5

		Unaudited Consolidated Statements of Comprehensive Operations for the three and six months ended June 30, 2014 and 2013	6

		Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013	7

		Notes to Consolidated Financial Statements (Unaudited)	8 - 27

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28 - 36

	ITEM 4.	CONTROLS AND PROCEDURES	37

PART II	OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS	38

	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	38

	ITEM 6.	EXHIBITS	38

SIGNATURE			39

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
●

adverse changes or increases in U.S. government policies that are unfavorable to domestic manufacturers, including, among other things, significant budget constraints and potential further cost reductions in various governmental agencies, including the U.S. Defense Department, that could affect certain of our businesses and result in impairments of our goodwill and/or indefinite lived intangible assets;

●	our financial condition, which may put us at a competitive disadvantage compared to our competitors that have less debt;
●	our ability to generate sufficient cash flows, improve our liquidity or fund significant capital expenditures;
●	our ability to comply with the covenants in our financing agreements, or to obtain waivers of these covenants when and if necessary;
●	our ability to repay or refinance our debt currently due or as it becomes due;
●	significant increases in the underlying interest rates on which our floating rate debt is based;
●	lower than anticipated demand for our products;
●	our dependence on the success of, and our relationships with, our largest customers;
●	competitive pricing pressures on our sales, and our ability to achieve cost reductions required to sustain global cost competitiveness;
●	our ability to develop new products that gain customer acceptance;
●	significant increases or volatility in the prices of raw materials and rising energy costs, and our ability to plan for and respond to the impact of those changes;
●	risks associated with foreign operations and foreign supply sources;
●	successfully maintaining and/or upgrading our information technology systems;
●	our ability to protect our proprietary information and prevent or enforce third parties from making unauthorized use of our products and technology;
●	the funding requirements of our defined benefit pension plan or lower than expected investment performance by our pension plan assets;
●	changes in existing environmental laws or their interpretation, more vigorous enforcement by regulatory agencies or the discovery of currently unknown conditions;
●	changes in, appeals of, or other judicial inquiry into the settlement agreement relating to certain ongoing litigation described herein; and
●	risks associated with cyber attacks and information technology breaches.

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

PART I  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,799	$3,780
Accounts receivable, less allowances of $902 and $1,003, respectively	82,450	71,399
Sundry notes and receivables	11,048	9,767
Inventories	108,726	102,515
Deferred income taxes	2,452	2,240
Prepaid expenses	5,549	3,714
Other current assets	605	881
Total current assets	217,629	194,296
Investments in and advances to unconsolidated affiliates	70	—
Property, plant and equipment, net	101,311	105,451
Intangibles and deferred charges, net	1,213	1,676
Goodwill	2,740	2,740
Deferred income taxes	8,321	8,792
Other assets	4,103	4,371
Total assets	$335,387	$317,326
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of bank debt and other long-term obligations	$14,536	$13,731
Senior subordinated notes - related party	23,288	—
Short-term borrowings	47,749	43,338
Accounts payable	49,142	47,748
Sundry payables and accrued liabilities	24,211	20,328
Income taxes payable	719	1,551
Total current liabilities	159,645	126,696
Bank debt and other long-term obligations, net of current portion	99,608	87,559
Senior subordinated notes - related party	150,247	163,520
Income taxes payable	3,836	3,823
Deferred income taxes	2,663	2,584
Other liabilities	21,385	20,681
Total liabilities	437,384	404,863
Commitments and contingencies
Stockholders' deficit:
Series C preferred stock (par value $0.01 per share; 5,000,000 shares authorized; 126,103 shares issued and outstanding; and aggregate liquidation value of $131,373 and $126,244 at June 30, 2014 and December 31, 2013, respectively)	125,614	125,614
Series A convertible preferred stock (par value $0.01 per share; 15,000,000 shares authorized; 13,470,034 shares issued and outstanding; and aggregate liquidation value of $349,934 and $337,103 at June 30, 2014 and December 31, 2013, respectively)	336,751	336,751
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 shares issued and outstanding at June 30, 2014 and December 31, 2013)	175	175
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(559,413)	(544,038)
Accumulated other comprehensive loss, net of taxes	(4,713)	(5,628)
Total stockholders' deficit	(101,997)	(87,537)
Total liabilities and stockholders' deficit	$335,387	$317,326

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net sales	$162,013	$160,725	$312,047	$309,506
Cost of goods sold	144,321	141,135	277,430	272,785
Gross profit	17,692	19,590	34,617	36,721
Selling and administrative expenses	11,602	11,103	23,665	22,243
Provision for bad debts	35	53	45	111
Other operating income - net	16	(3)	(6)	(37)
Impairment charge	3,994	2,049	3,994	2,049
Restructuring charges	2,967	127	3,092	122
Income (loss) from operations	(922)	6,261	3,827	12,233
Non-operating other income (expense):
Interest income	1	31	53	48
Interest expense - related party	(5,109)	(4,531)	(10,015)	(8,883)
Interest expense - third party	(2,855)	(3,197)	(5,600)	(6,325)
Other income (expense) - net	(987)	(1,667)	(1,737)	(5,185)
Total non-operating other income (expense) - net	(8,950)	(9,364)	(17,299)	(20,345)
Loss from continuing operations before income taxes and equity in losses of unconsolidated affiliates	(9,872)	(3,103)	(13,472)	(8,112)
Income tax expense	(1,025)	(843)	(1,802)	(564)
Equity in losses of unconsolidated affiliates	(6)	(18)	(20)	(108)
Loss from continuing operations	(10,903)	(3,964)	(15,294)	(8,784)
Loss from discontinued operations, net of taxes	(49)	(1,963)	(81)	(3,760)
Net loss	$(10,952)	$(5,927)	$(15,375)	$(12,544)

Net loss	$(10,952)	$(5,927)	$(15,375)	$(12,544)
Accrued preferred stock dividends, including arrearages for the period	(9,115)	(8,442)	(17,961)	(16,635)
Net loss attributable to common stock	$(20,067)	$(14,369)	$(33,336)	$(29,179)

Net loss per share attributable to common stock, basic:
Loss from continuing operations	$(1.15)	$(0.71)	$(1.90)	$(1.45)
Loss from discontinued operations	-	(0.11)	-	(0.22)
	$(1.15)	$(0.82)	$(1.90)	$(1.67)
Net loss per share attributable to common stock, diluted:
Loss from continuing operations	$(1.15)	$(0.71)	$(1.90)	$(1.45)
Loss from discontinued operations	-	(0.11)	-	(0.22)
	$(1.15)	$(0.82)	$(1.90)	$(1.67)

Weighted average number of shares outstanding - basic	17,468	17,468	17,468	17,468
Weighted average number of shares outstanding - diluted	17,468	17,468	17,468	17,468

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Comprehensive Operations
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(10,952)	$(5,927)	$(15,375)	$(12,544)

Other comprehensive income, net of taxes:
Cash flow hedge adjustments	323	-	727	-
Pension and postretirement liability adjustments	94	161	188	321
Other comprehensive income	417	161	915	321

Net comprehensive loss	$(10,535)	$(5,766)	$(14,460)	$(12,223)

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATIONS
Net loss	$(15,375)	$(12,544)
Adjustments to reconcile net loss to cash used in operations:
Non-cash restructuring and impairment charges	6,496	2,049
Provision for bad debts	45	111
Depreciation and amortization of property, plant and equipment	6,269	7,583
Amortization of deferred financing costs	464	535
Deferred income taxes	369	(1,094)
Equity in losses of unconsolidated affiliates	20	108
Gain on sale of assets	(6)	(37)
Non-cash interest expense	10,054	9,388
Foreign currency remeasurement (gains) losses	(415)	799
Contributions to pension and postretirement benefit plans	(1,639)	(2,119)
Payment of interest on payment-in-kind notes	-	(505)
Change in operating assets and liabilities:
Accounts receivable	(11,098)	(13,630)
Inventories	(6,210)	(8,240)
Other current assets	(2,325)	(1,757)
Accounts payable and accrued liabilities	4,975	15,135
Income taxes payable	(836)	(1,982)
Other	236	574
Net cash used in operating activities	(8,976)	(5,626)

INVESTING
Capital expenditures	(2,852)	(1,726)
Deposits and other costs related to equipment to be purchased	(2,995)	(2,003)
Investments in and advances to unconsolidated affiliates	-	(16)
Distributions from unconsolidated affiliates	400	500
Proceeds from sale of property, plant and equipment	44	67
Net cash used in investing activities	(5,403)	(3,178)

FINANCING
Proceeds from issuance of term loans	6,600	12,350
Repayment of term loans	(6,790)	(10,444)
Net borrowings under revolving loans	13,047	20,762
Net proceeds from short-term borrowings	4,787	3,935
Payment of financing fees	-	(783)
Repayment of capital lease obligations	(37)	(186)
Payment of principal on payment-in-kind notes	-	(16,655)
Acquisition of noncontrolling interest	-	(17)
Decrease in checks issued in excess of deposits	(152)	(246)
Net cash provided by financing activities	17,455	8,716

Effect of exchange rate changes on cash and cash equivalents	(57)	3
Net change in cash and cash equivalents	3,019	(85)
Cash and cash equivalents at beginning of period	3,780	3,240
Cash and cash equivalents at end of period	$6,799	$3,155

Supplemental disclosures of cash flow information:
Cash payments (refunds) of income taxes, net	$2,087	$3,195
Cash payments for interest	$4,472	$5,388
Noncash investing and financing activities:
Accrued preferred stock dividends	$-	$16,635
Additions to property, plant and equipment using deposits or trade credits	$3,277	$-
Capital lease obligations incurred to acquire assets	$31	$-

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

Business and Credit Concentrations

The Company’s business is dependent on the success of, and its relationships with, its largest customers. No single customer accounted for 10% or more of the Company’s consolidated accounts receivable as of June 30, 2014, and only one customer, V.F. Corporation, accounted for approximately 10% of the Company’s consolidated net sales in 2013 and in the three and six months ended June 30, 2014, which sales were in the bottom-weight woven fabrics segment. Additionally, the Company believes that two of its customers, Levi Strauss & Co. (in the bottom-weight woven fabrics segment) and the U.S. Department of Defense (in the bottom-weight woven fabrics, commission finishing and narrow fabrics segments), are able to direct certain of their respective producers to purchase products directly from the Company for use in these customers’ products. Although neither Levi Strauss & Co. nor the U.S. Department of Defense are directly liable for the payment by any of those producers for products purchased from the Company, the Company believes that continued sales to the producers of Levi Strauss & Co. and U.S. Department of Defense products are dependent upon the Company maintaining strong supplier/customer relationships with each of Levi Strauss & Co. and the U.S Department of Defense. The loss of or reduction in business from any key customer or a worsening of certain supplier/customer relationships could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in relevant financing documents that limit the cash dividends they can pay and loans they may make to the Company. Of the Company’s consolidated cash balance of $6.8 million at June 30, 2014, approximately $2.3 million held by certain subsidiaries was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to various governmental statutes and regulations that restrict and/or limit loans and dividend payments they may make to the Company. At June 30, 2014, the Company’s proportionate share of restricted net assets of its consolidated subsidiaries was approximately $12.2 million.

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. Under this ASU, a discontinued operation is (1) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (2) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. The guidance does not change the presentation requirements for discontinued operations in the financial statement where net income is presented. The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following the disposal date, and retained equity method investments in a discontinued operation. ASU 2014-08 is effective prospectively for reporting periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The Company will adopt ASU 2014-08 on January 1, 2015 and will apply the guidance prospectively to any disposal activities occurring after the effective date of this ASU. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future disposal transactions after adoption may be different than under current standards.

In May 2014, the FASB issued ASU 2014-09, “Revenue From Contracts With Customers”, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. ASU 2014-09 becomes effective for the Company at the beginning of its 2017 fiscal year, and early adoption is not permitted. The Company is currently evaluating the impact, if any, that ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities”. ASU 2014-11 removes all incremental financial reporting requirements from GAAP for development-stage entities. ASU 2014-11 also removes an exception provided to development stage entities in FASB Accounting Standards Codification (“ASC”) 810, “Consolidations”, for determining whether an entity is a variable interest entity. The new standard is effective for fiscal years beginning after December 15, 2014. The revised consolidation standards are effective one year later, in fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect that the adoption of ASU 2014-10 will have a material effect on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After the Requisite Service Period”. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. The Company is currently evaluating the impact, if any, of adopting ASU 2014-12 on it consolidated financial statements.

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

The Company deconsolidated its ITG-Phong Phu Joint Venture (“ITG-PP”), a cotton-based fabrics and garment manufacturing operation in Vietnam, as of May 25, 2012 as a result of the entry into an enforcement agreement (“the Enforcement Agreement”) pursuant to which Vietnam Technological Commercial Joint Stock Bank (“Techcombank”) took possession of certain assets of ITG-PP in accordance with the terms of its credit agreement with ITG-PP. The Company, as parent company of ITG-PP, has certain related party loans receivable from ITG-PP, which are no longer included in the Company’s consolidated balance sheet due to the deconsolidation, but that are collateralized by the assets of ITG-PP on a junior basis, and ITG-PP has a capital lease obligation with its joint venture partner. The obligations of ITG-PP are non-recourse to the Company or any other subsidiary of the Company, but are secured by the assets of ITG-PP. As of May 25, 2012, the securitized assets had a net book value of approximately $37.3 million. Approximately $21.6 million of the Company’s related party loans receivable from ITG-PP is collateralized by the assets of ITG-PP on a junior basis according to the Enforcement Agreement. Under the Enforcement Agreement, proceeds from the sale of the securitized assets are to be applied in the following priority: (i) to pay certain legal and other costs, taxes and fees related to the sale, (ii) to repay all principal and interest under loans with Techcombank, and (iii) to repay principal and interest owed by ITG-PP to ITG under certain related party loans described above. Any excess proceeds from the sale of the security assets are required to be remitted to, or at the direction of, ITG-PP. The Company is continuing to work with Techcombank to provide for an orderly disposition of the securitized assets. As of the date hereof, no sale of the assets has occurred. Assuming an orderly disposition, the Company has estimated that the fair value of the securitized assets, net of selling costs, will be sufficient to satisfy the Techcombank obligations, although there can be no assurances of the timing or amounts thereof.

Presentation of Discontinued Operations

The results of operations of the CDN and ITG-PP businesses are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Prior year results of operations have been recast to conform to the current presentation. The Company allocates parent company interest to discontinued operations based on parent company debt that is required to be repaid from proceeds of the transactions giving rise to the disposition. No parent company interest has been allocated to the ITG-PP discontinued operations due to the uncertainty of any amounts to be received by the Company, and no parent company interest has been allocated to the CDN discontinued operations due to the lack of any amounts received by the Company in connection with the discontinuance of those operations. Neither CDN nor ITG-PP had net sales in the three or six months ended June 30, 2014 or 2013, and income (loss) from discontinued operations in such periods was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Income (loss) from discontinued operations:
ITG-PP business	$(49)	$(32)	$(81)	$45
CDN business	$—	$(1,931)	$—	$(3,805)

Note 3 Inventories

Inventories are valued at the lower of cost or market value using the first-in, first-out method. The major classes of inventory are as follows (in thousands):

	June 30, 2014	December 31, 2013

Raw materials	$12,188	$10,048
Work in process	39,224	37,599
Finished goods	45,412	43,562
Dyes, chemicals and supplies	11,902	11,306
	$108,726	$102,515

Note 4 Impairment Testing of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets pursuant to the provisions of FASB ASC 360, “Property, Plant, and Equipment”. Such recoverability reviews and tests, primarily based on fair value measured by prices for similar assets, did not result in any impairment charges in the three or six months ended June 30, 2014 and 2013, except as described below.

From time to time the Company has been in the process of exploring strategic options, including the possible sale of its narrow fabrics business. As a result of this process and updated information obtained about current and estimated future market conditions, as well as continued operating and cash flow losses and projected losses in this segment, the Company deemed it necessary to conduct an impairment review of the narrow fabrics business in the second quarter of 2014. During the three and six months ended June 30, 2014, the Company recorded a non-cash impairment charge of $4.0 million in the narrow fabrics segment as a result of this impairment review. During the three and six months ended June 30, 2013, the Company recorded a non-cash impairment charge of $2.0 million in the narrow fabrics segment as a result of reduced sales volumes and negative operating results, primarily due to then-current government budget pressures and a slower than expected increase in other product sales.

The above non-cash impairment charges were equal to the amounts by which the carrying values of the asset group exceeded the estimated fair values of such assets as measured by the market approach using the assistance of brokers and independent third-party appraisers. The market approach was determined to be the most representative measure of fair value because of the uncertainty of projected future cash flows in the narrow fabrics segment. Such non-cash impairment charges primarily reduced the carrying values of the segment’s land, buildings, machinery and equipment.

The Company cannot predict the occurrence of any future events that might adversely affect the carrying value of long-lived assets. A decline in general economic or industry-specific business conditions could result in future impairment charges with respect to the Company’s long-lived assets, including any of its property, plant and equipment.

Note 5 Long-Term Debt and Short-Term Borrowings

Total outstanding long-term debt of the Company consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Revolving loans:
ITG, Inc.	$57,467	$48,128
Parras Cone de Mexico, S.A. de C.V. (1)	15,221	11,512
Term loans:
ITG, Inc.	8,515	10,019
Burlington Morelos S.A. de C.V. (1)	14,687	16,812
Parras Cone de Mexico, S.A. de C.V. (1)	9,443	3,000
Cone Denim (Jiaxing) Limited (1)	8,610	11,610
Other:
Senior subordinated notes - related party	173,535	163,520
Capitalized lease obligations	183	188
Other notes payable	18	21
Total long-term debt	287,679	264,810
Less: current portion of long-term debt	(37,824)	(13,731)
Total long-term portion of long-term debt	$249,855	$251,079

(1)	Non-recourse to the U.S. parent company.

2011 Credit Agreement

On March 30, 2011, the Company and certain of its U.S. subsidiaries entered into an Amended and Restated Credit Agreement with General Electric Capital Corporation (“GE Capital”), as agent and lender, and certain other lenders (as amended, the “2011 Credit Agreement”). On March 29, 2013, the Company entered into Amendment No. 10 to the 2011 Credit Agreement. This amendment, among other things, provided for a revolving credit facility of $90.0 million, including an increase in availability under the revolving loan facility (the “U.S. Revolver”) of approximately $8.2 million, and an increase of $4.0 million in the term loan facility thereunder (the “U.S. Term Loan”) and extended the final maturity date of all revolving and term loans thereunder to March 30, 2016. The U.S. Term Loan requires repayments of $0.3 million per month until maturity, at which date the entire remaining principal balance of the U.S. Term Loan is due.

Borrowings under the 2011 Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option. At June 30, 2014, there was $57.5 million outstanding under the U.S. Revolver at a weighted average interest rate of 5.1% and $8.5 million outstanding under the U.S. Term Loan at a weighted average interest rate of 4.8%. As of June 30, 2014, the Company had $10.5 million of standby letters of credit issued in the normal course of business, none of which had been drawn upon, that reduced borrowing availability under the U.S. Revolver. At June 30, 2014, availability under the U.S. Revolver was $18.5 million.

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

The 2011 Credit Agreement contains affirmative and negative covenants and events of default customary for agreements of this type, including, among other things, requiring the Company to maintain compliance with a U.S. fixed charge coverage ratio (as defined in the 2011 Credit Agreement). The 2011 Credit Agreement also contains a cross default and cross acceleration provision relating to that certain Note Purchase Agreement, originally dated as of June 6, 2007 (as amended, the “Note Purchase Agreement”).

Under the 2011 Credit Agreement, the Company is required to maintain availability or average adjusted availability (each as defined in the 2011 Credit Agreement) at or above certain predefined levels, or certain limitations may be imposed on the Company, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. The following describes actions that may be taken, and margins, fees or limitations that may be imposed upon the Company, under the 2011 Credit Agreement at certain availability or average adjusted availability levels:

●

if average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company is restricted from making loans to, and/or investments in, its international subsidiaries. At June 30, 2014, average adjusted availability and availability were each $18.5 million, and the Company was subject to such restrictions as of such date. In prior periods the Company was subject to these restrictions, and the Company and the lenders under the 2011 Credit Agreement entered into certain consents and amendments to the 2011 Credit Agreement which provided the Company the ability to (i) make investments in ITG-PP in an amount up to $3.5 million, which investments were made in the form of loans to ITG-PP in June 2011, and (ii) enter into and perform its obligations under a Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of WLR Recovery Fund IV, L.P. (“Fund IV”), an affiliate of Wilbur L. Ross, Jr., the Chairman of our Board of Directors and who, together with certain investment entities controlled by him (collectively, the “WLR Affiliates”), is our controlling stockholder, not to exceed $15.5 million (see “Guarantees” below). In March 2013, the Company entered into Amendment No. 9 to the 2011 Credit Agreement, which provides that either (i) the lenders under the 2011 Credit Agreement are entitled to receive payment under a $3.7 million evergreen standby letter of credit executed by Fund IV (the “Fund IV LC”) that automatically renews each year, unless notified by the issuing bank, until a final termination date of March 31, 2016 or (ii) the Company’s investments in ITG-PP discussed above are required to be repaid to the Company by ITG-PP no later than one month prior to the stated expiry date, non-renewal date or termination date of the Fund IV LC (see Note 2 related to a potential sale of the assets of ITG-PP);

●

if availability is less than $17.5 million, the Company is required to comply with a specified fixed charge coverage ratio (as defined in the 2011 Credit Agreement). The Company was not subject to such fixed charge coverage ratio as of June 30, 2014, but would have been in compliance with such ratio as of that date;

●

depending on average adjusted availability, the applicable margin added to LIBOR or other published bank interest rates for borrowings under the 2011 Credit Agreement can range from 4.25% to 4.75% (the weighted average applicable margin was 4.4% at June 30, 2014). In addition, depending on amounts borrowed and average adjusted availability, the U.S. Revolver requires the payment of an unused commitment fee in the range of 0.50% to 0.75% annually, payable monthly; and

●

if the Company’s excess availability (as defined in the 2011 Credit Agreement) falls below certain predefined levels, the lenders under the 2011 Credit Agreement can draw upon an evergreen standby letter of credit in the amount of $20.0 million executed by the WLR Affiliates that automatically renews each year, unless notified by the issuing bank, until a final termination date of March 31, 2016; no such amounts had been drawn by the lenders as of June 30, 2014.

Subsidiary Credit Facilities

In March 2011, a wholly-owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Burlington Morelos”), entered into a five year, $20.0 million term loan with Banco Nacional De Mexico, S.A., (“Banamex”). This agreement requires the repayment of $0.3 million in principal per month until February 2016, with the remaining principal balance due in March 2016. In March 2013, Burlington Morelos received funding of $6.3 million under a three year term loan agreement with Banamex which requires repayments of $0.1 million in principal per month until February 2016, with the remaining principal balance due in March 2016. The obligations of Burlington Morelos under such term loans are denominated in U.S. dollars and are secured by a pledge of all the accounts receivable, inventories, and property, plant and equipment of Burlington Morelos and its subsidiaries. The interest rate on borrowings under these term loan agreements is variable at LIBOR plus 4%. At June 30, 2014, the amount outstanding under the Burlington Morelos term loans was $14.7 million at an interest rate of 4.1%. Borrowings under these term loan agreements are non-recourse to the ITG parent company.

In March 2013, a wholly-owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a revolving receivables factoring agreement under which Parras Cone agreed to sell certain of its accounts receivable to Banamex, on a recourse basis. The amount of accounts receivable of Parras Cone that can be sold under this agreement cannot exceed $16.0 million. At June 30, 2014, the amount of secured borrowings outstanding under the factoring agreement was $15.2 million, at an interest rate of 4.0%, which borrowings are collateralized by certain of Parras Cone’s trade accounts receivable in the aggregate amount of approximately $15.2 million. This agreement, as amended, expires on March 6, 2017. Borrowings under this agreement are non-recourse to the ITG parent company.

In June 2013, Parras Cone entered into a $5.0 million credit facility for the purchase of new machinery and equipment. On April 15, 2014, Parras Cone entered into a separate $7.5 million credit facility also for the purchase of new machinery and equipment. Borrowings under these facilities are secured by certain assets of Parras Cone and are guaranteed by Parras Cone’s direct parent, Burlington Morelos. The interest rate on borrowings under these facilities is variable at LIBOR plus 4%. Varying monthly principal repayments are due under these loans from January 2014 until October 2019. At June 30, 2014, total borrowings outstanding under these facilities were $9.4 million at a weighted average interest rate of 3.9%.

The credit facilities entered into by the Company’s subsidiaries in Mexico described above contain customary provisions for default for agreements of this nature. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights as a secured party. Such term loans also contain certain customary financial covenant requirements applicable to the Company’s subsidiaries in Mexico. In addition, Burlington Morelos and its subsidiaries are restricted under such term loans from making annual capital expenditures in excess of one percent of annual consolidated net sales of such consolidated group. As of June 30, 2014, Burlington Morelos and its subsidiaries were in compliance with such covenants. Borrowings under these credit facilities are non-recourse to the ITG parent company.

In 2006 and 2007, Cone Denim (Jiaxing) Limited obtained financing from Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions were in accordance with applicable Chinese laws and regulations. The financing agreement provided for a $35.0 million term loan available in U.S. dollars, which was used for the import of equipment to Cone Denim (Jiaxing) Limited. Interest is based on three-month LIBOR plus a contractual spread of 6.0% or greater, depending upon periodic credit reviews. At June 30, 2014, outstanding borrowings under this facility were $8.6 million with a weighted average interest rate of 7.3%. The term loan is required to be repaid in monthly principal installments of no less than $0.5 million which began in January 2013 and continue until January 2016, and an additional principal repayment of $0.5 million was made in January 2013 against the outstanding balance of the term loan. The term loan is secured by the building, machinery, equipment and certain inventory of Cone Denim (Jiaxing). The financing agreement contains certain covenant requirements customary for agreements of this nature. Borrowings under this financing agreement are non-recourse to the ITG parent company.

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

At various times, the WLR Affiliates purchased from holders certain of the Notes with an original interest rate of 12% per annum which were thereafter amended, restated and reissued in the form of Tranche B Notes, and which were subordinate in right of payment and collateral to Notes held by third parties other than the WLR Affiliates (the “Tranche A Notes”). On March 29, 2013, the Company repaid in full all amounts outstanding ($17.2 million including PIK interest) under the Tranche A Notes. The interest rate on the Tranche A Notes was 17.5% per annum in the three months ended March 31, 2013. The Tranche B Notes are classified as “Senior subordinated notes - related party” in the Company’s accompanying consolidated balance sheets. The Tranche B Notes bear PIK interest at 12% per annum.

On June 30, 2014, the Company and the holders of the Company’s Tranche B Notes entered into Amendment No. 8 (the “Note Purchase Agreement Amendment”) to the Note Purchase Agreement. Pursuant to the Note Purchase Agreement Amendment, the maturity date of $150.2 million of Tranche B Notes outstanding as of June 30, 2014 was extended to June 30, 2019. The Note Purchase Agreement Amendment did not affect any other provision of the Tranche B Notes, nor did it apply to the Tranche B Notes expected to be cancelled upon final approval by the court of a previously announced Stipulation and Settlement Agreement entered into by the Company in February 2014 (see Note 9, “Commitments and Contingencies”). As of June 30, 2014, the outstanding balance of such Tranche B Notes expected to be cancelled under the Stipulation and Settlement Agreement, together with interest that accrued on such notes since December 31, 2013, was $23.3 million and such amount was classified as a current liability as of June 30, 2014. For additional information on the cancellation of such notes under the Stipulation and Settlement Agreement, see Note 9, “Commitments and Contingencies.”

Debt Maturities

As of June 30, 2014, aggregate maturities of long-term debt for each of the next five 12-month periods were as follows: $37.8 million, $77.6 million, $16.7 million, $1.5 million and $152.1 million.

Short-term Borrowings

The Company and certain of its subsidiaries had short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $47.7 million at June 30, 2014 and $43.3 million at December 31, 2013, with weighted average interest rates of 6.7% and 6.6%, respectively. At June 30, 2014, ITG and its U.S. subsidiaries had outstanding short-term financing obligations from certain cotton and other suppliers in the amount of $4.6 million; Cone Denim (Jiaxing) Limited had outstanding short-term working capital loans in an aggregate amount of $37.6 million from various Chinese financial institutions, including approximately $6.2 million secured by land and buildings at Jiaxing Burlington Textile Company and $2.4 million guaranteed by a $2.8 million standby letter of credit with a WLR Affiliate; and Jiaxing Burlington Textile Company had outstanding short-term working capital loans from certain Chinese financial institutions in the amount of $5.6 million, all of which are guaranteed by standby letters of credit from the U.S. parent company.

Guarantees

FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of June 30, 2014, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of June 30, 2014 or December 31, 2013, except as noted herein.

In 2011, the Company entered into the Guaranty in favor of Fund IV. Pursuant to the Guaranty, the Company has guaranteed the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of June 30, 2014, the total obligations under such letters of credit guaranteed by the Company were $6.5 million. In each of the three months ended June 30, 2014 and 2013, the Company incurred guarantee fees of $0.2 million, and in each of the six months ended June 30, 2014 and 2013, the Company incurred guarantee fees of $0.3 million. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

Note 6 Stockholders’ Deficit

The components of stockholders’ deficit were as follows (in thousands):

	Series C preferred stock	Series A convertible preferred stock	Common stock	Treasury stock	Accumulated deficit	Accumulated other comprehensive loss	Total

Balance at December 31, 2013	$125,614	$336,751	$175	$(411)	$(544,038)	$(5,628)	$(87,537)
Net loss	—	—	—	—	(15,375)	—	(15,375)
Actuarial gains on benefit plans, net of taxes	—	—	—	—	—	188	188
Foreign currency cash flow hedges, net of taxes	—	—	—	—	—	727	727
Balance at June 30, 2014	$125,614	$336,751	$175	$(411)	$(559,413)	$(4,713)	$(101,997)

As of June 30, 2014, the Company had 100,000,000 shares of preferred stock authorized, including 5,000,000 shares of Series C Preferred Stock (the “Series C Preferred Stock”), of which 126,103 shares were issued and outstanding at June 30, 2014 and December 31, 2013, 15,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 13,470,034 shares were issued and outstanding at June 30, 2014 and December 31, 2013, and 5,000,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at June 30, 2014 or December 31, 2013. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

Pursuant to the certificates of designation of the Series C Preferred Stock and the Series A Preferred Stock, the Company is prohibited from paying dividends, if declared by the Company’s board of directors, on such preferred stock until funds are legally available therefor. As of June 30, 2014, dividends in arrears on preferred stock were $5.3 million, or $41.79 per share, on the Series C Preferred Stock, and $13.2 million, or $0.98 per share, on the Series A Preferred Stock, each payable in additional shares of such preferred stock. As of June 30, 2014, the outstanding balance of such Series C Preferred Stock and Series A Preferred Stock expected to be cancelled under a previously announced Stipulation and Settlement Agreement entered into by the Company in February 2014 was $12.0 million and $267.7 million, respectively. Such balances include dividends in arrears that are expected to be cancelled in the amounts of $0.5 million and $10.1 million for the Series C Preferred Stock and the Series A Preferred Stock , respectively. For additional information on the potential cancellation of certain outstanding shares of Series C Preferred Stock and Series A Preferred Stock, see Note 9, “Commitments and Contingencies”.

The components of, and changes in, accumulated other comprehensive loss (net of income taxes of $0.0 as of and for the periods ended June 30, 2014 and June 30, 2013) were as follows (in thousands):

	Gains and Losses on Foreign Currency Cash Flow Hedges (1)	Pension Benefits (2)	Postretirement Benefits (2)	Total

Balance at December 31, 2013	$(246)	$(5,208)	$(174)	$(5,628)
Other comprehensive income before reclassifications	390	—	—	390
Amounts reclassified:
Net (gains) and losses	14	—	—	14
Amortization of net actuarial losses	—	94	—	94
Other comprehensive income for the period	404	94	—	498
Balance at March 31, 2014	158	(5,114)	(174)	(5,130)
Other comprehensive income before reclassifications	429	—	—	429
Amounts reclassified:
Net (gains) and losses	(106)	—	—	(106)
Amortization of net actuarial losses	—	94	—	94
Other comprehensive income for the period	323	94	—	417
Balance at June 30, 2014	$481	$(5,020)	$(174)	$(4,713)

Balance at December 31, 2012	$—	$(7,442)	$(264)	$(7,706)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified:
Amortization of net actuarial losses	—	159	1	160
Other comprehensive income for the period	—	159	1	160
Balance at March 31, 2013	—	(7,283)	(263)	(7,546)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified:
Amortization of net actuarial losses	—	160	1	161
Other comprehensive income for the period	—	160	1	161
Balance at June 30, 2013	$—	$(7,123)	$(262)	$(7,385)

(1)	See Note 8, "Derivative Instruments".
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Loss from continuing operations	$(10,903)	$(3,964)	$(15,294)	$(8,784)
Accrued preferred stock dividends, including arrearages for the period	(9,115)	(8,442)	(17,961)	(16,635)
Loss from continuing operations applicable to common shareholders	(20,018)	(12,406)	(33,255)	(25,419)
Effect of dilutive securities:
None	—	—	—	—
Numerator for diluted loss per share from continuing operations	$(20,018)	$(12,406)	$(33,255)	$(25,419)

Loss from discontinued operations	$(49)	$(1,963)	$(81)	$(3,760)
Effect of dilutive securities:
None	—	—	—	—
Numerator for diluted loss per share from discontinued operations	$(49)	$(1,963)	$(81)	$(3,760)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Weighted-average number of common shares used in basic earnings per share	17,468	17,468	17,468	17,468
Effect of dilutive securities:
None	—	—	—	—
Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	17,468	17,468	17,468	17,468

Based on the number of shares of Series A Preferred Stock outstanding as of June 30, 2014 and the Series A Preferred Stock Liquidation Value thereof on such date, the Series A Preferred Stock could potentially be converted at the option of the holders thereof into 36,362,345 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive (in thousands). For additional information on the potential cancellation of certain outstanding shares of Series A Preferred Stock, see Note 9, “Commitments and Contingencies”.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Convertible preferred stock	36,362	33,724	36,026	33,412

Note 8 Derivative Instruments

Derivative instruments used periodically by the Company for foreign currency, cotton, wool and natural gas purchases consist primarily of forward purchase contracts. The Company does not utilize financial instruments for trading or other speculative purposes. The Company has historically qualified for the “normal purchases exception” under GAAP for derivatives related to its cotton and wool forward purchase contracts and certain of its natural gas contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies and has designated such instruments as cash flow hedges under hedge accounting rules in 2014 and in 2013. At June 30, 2014 and December 31, 2013, the Company had the following outstanding forward contracts that were entered into to hedge forecasted purchases through the end of December of the years following such dates:

Contract	Number of Units
Foreign currency forward contracts outstanding as of June 30, 2014	343,230,732 Pesos
Foreign currency forward contracts outstanding as of December 31, 2013	418,110,322 Pesos

The fair value of the Company’s derivative instruments recognized in the June 30, 2014 and December 31, 2013 consolidated balance sheets consisted of the following (in thousands):

	June 30, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FASB ASC 815
Foreign currency contracts	Other current assets	$498	N/A	$—

Total Derivatives		$498		$—

	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FASB ASC 815
Foreign currency contracts	N/A	$—	Sundry payables and accrued liabilities	$310

Total Derivatives		$—		$310

The effect of derivative instruments on the financial performance of the Company was as follows (in thousands):

				Amount of Net Gain
				(Loss) Reclassified from
	Amount of Net Gain (Loss) in			Accumulated Other
	Other Comprehensive Loss		Location of Net Gain	Comprehensive Loss
	(Effective Portion)		(Loss) Reclassified from	into Income
	Three Months Ended		Accumulated Other	Three Months Ended
	June 30,		Comprehensive Loss	June 30,
	2014	2013	into Income	2014	2013
Derivatives designated as cash flow hedging instruments under FASB ASC 815
Foreign currency contracts	$429	$—	Cost of goods sold	$106	$—

Total	$429	$—		$106	$—

				Amount of Net Gain
				(Loss) Reclassified from
	Amount of Net Gain (Loss) in			Accumulated Other
	Other Comprehensive Loss		Location of Net Gain	Comprehensive Loss
	(Effective Portion)		(Loss) Reclassified from	into Income
	Six Months Ended		Accumulated Other	Six Months Ended
	June 30,		Comprehensive Loss	June 30,
	2014	2013	into Income	2014	2013
Derivatives designated as cash flow hedging instruments under FASB ASC 815
Foreign currency contracts	$819	$—	Cost of goods sold	$93	$—

Total	$819	$—		$93	$—

		Amount of Net Gain (Loss) Recognized on Derivatives Not Designated
	Location of	Three Months Ended		Six Months Ended
	Net Gain (Loss)	June 30,		June 30,
	on Derivatives	2014	2013	2014	2013
Derivatives not designated as hedging instruments under FASB ASC 815
Commodity contracts
Realized	Cost of goods sold	$—	$24	$—	$3
Unrealized	Other income (expense) - net	—	55	—	9

Total		$—	$79	$—	$12

The Company did not exclude any amounts of its foreign currency cash flow hedges from effectiveness testing during any periods presented herein, and such tests resulted in the hedges being effective, or expected to be effective, in offsetting the variability of the designated forecasted cash flows. Foreign currency cash flow hedges outstanding at June 30, 2014 and December 31, 2013 cover each of the respective subsequent monthly periods ending December 2014. The estimated net gain related to cash flow hedges that will be reclassified from accumulated other comprehensive loss into earnings over the next twelve months is $0.5 million.

The Company does not designate its natural gas derivative instruments as hedges under hedge accounting rules. Accordingly, unrealized gains and losses on commodity derivative contracts are recorded in “other income (expense) - net” since these amounts represent non-cash changes in the fair values of such open contracts that are not expected to correlate with the amounts and timing of the recognition of the hedged items. Natural gas hedges that were outstanding in 2013 covered the twelve month period ended December 31, 2013. No natural gas hedges were outstanding in the three or six months ended June 30, 2014.

Because the Company’s hedged items are components of cost of goods sold, realized gains and losses on foreign currency and natural gas derivative contracts are recorded in cost of goods sold upon settlement of those contracts. Gains and losses reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next twelve months.

Note 9 Commitments and Contingencies

Asbestos materials are present at certain of the Company’s facilities, and applicable regulations would require the Company to handle and dispose of these items in a special manner if these facilities were to undergo certain major renovations or if they were demolished. FASB ASC 410, “Asset Retirement and Environmental Obligations,” provides guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity. In accordance with FASB ASC 410, the Company has not recognized a liability associated with these obligations, because the fair value of such liabilities cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of these facilities. The Company expects to maintain these facilities by repair and maintenance activities that do not involve the removal of any of these items and has not identified any need for major renovations caused by technology changes, operational changes or other factors. In accordance with FASB ASC 410, the Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value. As of June 30, 2014, the Company did not have any liabilities recorded for these obligations.

As of June 30, 2014, the Company had raw material and service contract commitments totaling $43.9 million and capital expenditure commitments of $5.5 million not reflected as liabilities on the accompanying consolidated balance sheet. These commitments were not reflected as liabilities on the accompanying consolidated balance sheet because the Company had not received or taken title to the related assets. Raw material commitments related mainly to firm purchase commitments for cotton and wool used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders.

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

On February 19, 2014, the Company, as a nominal defendant, the plaintiffs and the Non-Company Defendants entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) relating to the Consolidated Action. The Settlement Agreement, which was preliminarily approved by the Court on February 19, 2014 and remains subject to the final approval of the Court as described below, provides, among other things, that in settlement of the Consolidated Action, (i) certain of the Non-Company Defendants will make an aggregate $36.0 million cash payment thereunder (the “Cash Settlement”), which includes a $16.0 million cash payment from the independent financial advisor and its insurers and a $20.0 million cash payment from other Non-Company Defendants and their insurers, (ii) $21.9 million in principal and accrued interest of the Company’s senior subordinated notes (which are designated as “senior subordinated notes—related party” on the Company’s balance sheets and have a maturity date of June 6, 2015), held by certain affiliates of the Company (the “Affiliates”), will be cancelled, together with all additional interest that accrues on such notes from December 31, 2013 through the effective date of the Settlement Agreement (collectively, the “Cancelled Notes”), and (iii) 10,315,727 shares of the Company’s Series A Preferred Stock, having a liquidation value of $257.9 million as of December 31, 2013, and 11,488 shares of the Company’s Series C Preferred Stock, having a liquidation value of $11.5 million as of December 31, 2013, in each case together with any additional shares of Series A Preferred Stock and Series C Preferred Stock that accrue with respect to such shares through the effective date of the Settlement Agreement (collectively, the “Cancelled Preferred Stock”), all of which are held by the Affiliates, will be cancelled on the effective date of the Settlement Agreement. As of December 31, 2013, the Company had a total of $163.5 million in aggregate principal and accrued interest of senior subordinated notes outstanding, and had outstanding shares of Series A Preferred Stock with an aggregate liquidation value of approximately $337.0 million, and of Series C Preferred Stock with an aggregate liquidation value of approximately $126.0 million. As of June 30, 2014, the Company had a total of $173.5 million in aggregate principal and accrued interest of senior subordinated notes outstanding, of which the $23.3 million of Cancelled Notes was classified as current in the consolidated balance sheet, and had outstanding shares of Series A Preferred Stock with an aggregate liquidation value of approximately $350.0 million, and of Series C Preferred Stock with an aggregate liquidation value of approximately $131.0 million.

If the Settlement Agreement receives final approval by the Court, the Cancelled Notes and the Cancelled Preferred Stock will be cancelled, and the Company’s respective obligations, and the Affiliates’ respective rights, thereunder will be terminated, effective as of December 31, 2013. The Company expects that when such cancellations take effect following final approval of the Settlement Agreement, they will not have an impact on the Company’s consolidated statements of operations, but will have an impact on its consolidated balance sheet by reducing the Company’s long-term debt and stockholders’ deficit, by the amount of the Cancelled Notes, and by reducing the aggregate liquidation value of the Series A Preferred Stock and the Series C Preferred Stock by the respective values of the Cancelled Preferred Stock. The Company cannot determine the amount of cash, if any, from the Cash Settlement that may be available for use by the Company after such funds are applied in accordance with the Settlement Agreement to pay fees and expenses of various legal and other advisors in connection with the Consolidated Action. In June 2014, the Court approved the Settlement Agreement, subject to the completion of certain administrative actions. It is anticipated that the Court will enter a final order approving the Settlement Agreement, and that the matters contemplated thereby will take effect, prior to the end of 2014.

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

Net sales, loss from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense)-net. Intersegment net sales of less than $0.1 million for the three months ended June 30, 2014 and $0.1 million for the three months ended June 30, 2013 were primarily attributable to commission finishing sales. Intersegment net sales of $0.1 million for the six months ended June 30, 2014 and $0.2 million for the six months ended June 30, 2013 were primarily attributable to commission finishing sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Sales:
Bottom-weight Woven Fabrics	$145,478	$151,009	$279,762	$289,710
Commission Finishing	10,160	3,464	20,530	7,131
Narrow Fabrics	6,150	6,041	11,367	12,320
All Other	236	275	468	505
	162,024	160,789	312,127	309,666
Intersegment sales	(11)	(64)	(80)	(160)
	$162,013	$160,725	$312,047	$309,506

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$8,123	$11,956	$16,320	$21,666
Commission Finishing	861	(471)	1,312	(1,576)
Narrow Fabrics	(875)	(924)	(1,695)	(1,551)
All Other	–	–	–	–
Total reportable segments	8,109	10,561	15,937	18,539
Corporate expenses	(2,054)	(2,127)	(5,030)	(4,172)
Other operating income - net	(16)	3	6	37
Impairment charge	(3,994)	(2,049)	(3,994)	(2,049)
Restructuring charges	(2,967)	(127)	(3,092)	(122)
Interest expense	(7,964)	(7,728)	(15,615)	(15,208)
Other income (expense) - net	(986)	(1,636)	(1,684)	(5,137)
	(9,872)	(3,103)	(13,472)	(8,112)
Income tax expense	(1,025)	(843)	(1,802)	(564)
Equity in losses of unconsolidated affiliates	(6)	(18)	(20)	(108)
Loss from continuing operations	(10,903)	(3,964)	(15,294)	(8,784)
Loss from discontinued operations, net of taxes	(49)	(1,963)	(81)	(3,760)
Net loss	$(10,952)	$(5,927)	$(15,375)	$(12,544)

	June 30, 2014	December 31, 2013

Total Assets:
Bottom-weight Woven Fabrics	$297,640	$274,476
Commission Finishing	14,873	17,194
Narrow Fabrics	9,813	13,454
Corporate	12,994	12,147
All Other	67	55
	$335,387	$317,326

Note 11 Restructuring Activities

Restructuring charges included in loss from continuing operations consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Severance, COBRA and other termination benefits	$2,967	$127	$3,092	$122

Restructuring Activities in the Commission Finishing Segment

Beginning in 2012, workforce reductions of mostly hourly employees have been made at the Company’s commission finishing facility primarily as a result of the Company’s ongoing cost saving initiatives as well as the outlook for lower product demand in certain of the segment’s government contract businesses. Workforce reductions of 27 employees were made at the Carlisle finishing facility resulting in severance and other termination benefits of $0.1 million and $0.2 million in the three and six months ended June 30, 2013, respectively.

Restructuring Activities in the Bottom-weight Woven Fabrics Segment

Hourly and salaried workforce reductions of 53 employees undertaken at our worsted wool fabric manufacturing facility in Mexico resulted in severance and other termination benefits of $0.1 million recorded in the six months ended June 30, 2014 in the bottom-weight woven fabrics segment. These workforce reductions were primarily attributable to the outlook for lower product demand at this facility. Restructuring recoveries in the six months ended June 30, 2013 were primarily due to the expiration of COBRA benefits of $0.1 million related to employees at our U.S. denim facility in the bottom-weight woven fabrics segment.

Other Restructuring Activities

In April 2014, the Company implemented an initiative to reduce its corporate administrative cost structure. Because the Company’s size, complexity and business structure has decreased in recent years, the Company’s board of directors determined that cost savings could be achieved with the restructuring of the Company’s executive structure. As a result of this restructuring, the Company and one of its executive officers entered into an agreement in April 2014 that will provide certain benefits through December 30, 2017. Such benefits and other related corporate costs in the aggregate amount of $3.0 million were recorded in the three and six months ended June 30, 2014.

Following is a summary of activity related to restructuring accruals (in thousands). The Company expects to pay $0.4 million of the liability outstanding at June 30, 2014 during the remainder of 2014 and $0.7 million in each of 2015, 2016, and 2017.

Severance and COBRA Benefits
Balance at December 31, 2013	$22
2014 charges (recoveries), net	125
Payments	(136)
Balance at March 31, 2014	11
2014 charges (recoveries), net	2,967
Payments	(429)
Balance at June 30, 2014	$2,549

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

The following table provides a summary of the fair values of certain of the Company’s assets and liabilities measured on a recurring basis under FASB ASC 820 as of June 30, 2014 and December 31, 2013 (in thousands):

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs	Total At
	Assets (Level 1)	(Level 2)	(Level 3)	June 30, 2014
Assets:
Derivatives	$—	$498	$—	$498
Liabilities:
Derivatives	$—	$—	$—	$—

	Quoted Prices in Active	Significant Other	Significant
	Markets for	Observable	Unobservable	Total At
	Identical	Inputs	Inputs	December 31,
	Assets (Level 1)	(Level 2)	(Level 3)	2013
Assets:
Derivatives	$—	$—	$—	$—
Liabilities:
Derivatives	$—	$310	$—	$310

The following table provides a summary of the fair value of certain of the Company’s assets measured on a nonrecurring basis under FASB ASC 820 (in thousands):

	Significant
	Unobservable Inputs	Total At	Impairment
	(Level 3)	June 30, 2014	Loss

Long-lived assets held and used	$443	$443	$3,994

	Significant
	Unobservable Inputs	Total At	Impairment
	(Level 3)	June 30, 2013	Loss

Long-lived assets held and used	$5,337	$5,337	$2,049

During the three months ended June 30, 2014, long-lived assets held and used with a carrying amount of $4.4 million were written down to their estimated fair value of $0.4 million, resulting in an impairment charge of $4.0 million. During the three months ended June 30, 2013, long-lived assets held and used with a carrying amount of $7.3 million were written down to their estimated fair value of $5.3 million, resulting in an impairment charge of $2.0 million. Such charges are included in the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, respectively. In accordance with the provisions of FASB ASC 360, the impairment charges represent the amounts by which the carrying value of the asset group exceeded the estimated fair values of such assets as measured by the market approach with the assistance of brokers and independent third-party appraisers. See Note 4 for additional information regarding impairment of long lived assets. The Company cannot predict future events that might adversely affect the carrying value of long-lived assets. Any decline in economic conditions could result in additional impairment charges.

The accompanying consolidated financial statements include certain financial instruments, and the fair value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, notes receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of June 30, 2014 related to expected yield (under Level 2 of the fair value hierarchy), the Company estimated that the fair value of its Notes was approximately the principal plus accrued interest at June 30, 2014. The estimate of fair value of borrowings under its various bank loans and other financial instruments (under Level 2 of the fair value hierarchy) generally approximates the carrying values at June 30, 2014 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates.

Note 13 Other Income (Expense) - Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Litigation expense not related to current operations	$(1,141)	$(1,349)	$(2,290)	$(3,782)
Foreign currency exchange gains (losses), net	161	(373)	507	(1,363)
Other	(7)	55	46	(40)
Total	$(987)	$(1,667)	$(1,737)	$(5,185)

Note 14 Income Taxes

The Company had income tax expense of $1.0 million in the three months ended June 30, 2014 and $0.8 million in the three months ended June 30, 2013. The Company had income tax expense of $1.8 million in the six months ended June 30, 2014 and $0.6 million in the six months ended June 30, 2013. The Company has tax holidays in certain foreign jurisdictions that provide for a reduced tax rate for a defined number of taxable years in these jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.

Income tax expense for the three months ended June 30, 2014 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $4.2 million in the valuation allowance related to an increase in certain net operating losses and net deferred income tax assets, $0.3 million due to the expiration of certain income tax credits in Mexico, which was offset by a reduction in the valuation allowance of $0.3 million, and $0.5 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.3 million and certain foreign and domestic business expenses that are not tax deductible. Income tax benefit for the three months ended June 30, 2013 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $1.9 million in the valuation allowance related to an increase in net operating losses and net deferred income tax assets and $0.2 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.1 million and certain foreign and domestic business expenses that are not tax deductible.

Income tax expense for the six months ended June 30, 2014 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $6.2 million in the valuation allowance related to an increase in certain net operating losses and net deferred income tax assets, $1.4 million due to the expiration of certain income tax credits in Mexico, which was offset by a reduction in the valuation allowance of $1.4 million, and $0.7 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.4 million and certain foreign and domestic business expenses that are not tax deductible. Income tax benefit for the six months ended June 30, 2013 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $2.4 million in the valuation allowance related to an increase in net operating losses and net deferred income tax assets and $1.4 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.4 million and certain foreign and domestic business expenses that are not tax deductible.

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

Business and Industry Trends

Improved consumer confidence, the easing of certain government budget constraints, and increased capital investment by companies in recent periods have led to a modest near-term economic recovery which has positively impacted certain of our businesses. Also, imports of textile products into the U.S. from other countries have slowed or leveled off over the last few years due to, among other things, a narrowing of labor and production cost differentials, rising shipping costs and an increased interest in U.S.-produced goods. However, the global economic environment continues to be uncertain and volatile. Continued uncertainty regarding unemployment levels, further government and municipal deficit reduction measures, including potential further reductions in U.S. Department of Defense spending, and the prospects for sustained economic recovery continue to negatively impact consumer, military and municipal spending, which could have adverse effects in the significant markets in which we operate and on our businesses. The Company has taken, and expects to continue to take, steps to counter this continued economic uncertainty. These actions include, among other things, negotiating higher sales prices for certain products, negotiating new working capital and other financing arrangements, focusing on new product development projects and implementing cost saving initiatives.

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

Results of Operations

Net sales and loss from continuing operations before income taxes for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense) - net. Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales of less than $0.1 million for the three months ended June 30, 2014 and $0.1 million for the three months ended June 30, 2013 were primarily attributable to commission finishing sales. Intersegment net sales of $0.1 million for the six months ended June 30, 2014 and $0.2 million for the six months ended June 30, 2013 were primarily attributable to commission finishing sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Sales:
Bottom-weight Woven Fabrics	$145,478	$151,009	$279,762	$289,710
Commission Finishing	10,160	3,464	20,530	7,131
Narrow Fabrics	6,150	6,041	11,367	12,320
All Other	236	275	468	505
	162,024	160,789	312,127	309,666
Intersegment sales	(11)	(64)	(80)	(160)
	$162,013	$160,725	$312,047	$309,506

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$8,123	$11,956	$16,320	$21,666
Commission Finishing	861	(471)	1,312	(1,576)
Narrow Fabrics	(875)	(924)	(1,695)	(1,551)
All Other	–	–	–	–
Total reportable segments	8,109	10,561	15,937	18,539
Corporate expenses	(2,054)	(2,127)	(5,030)	(4,172)
Other operating income - net	(16)	3	6	37
Impairment charge	(3,994)	(2,049)	(3,994)	(2,049)
Restructuring charges	(2,967)	(127)	(3,092)	(122)
Interest expense	(7,964)	(7,728)	(15,615)	(15,208)
Other income (expense) - net	(986)	(1,636)	(1,684)	(5,137)
	(9,872)	(3,103)	(13,472)	(8,112)
Income tax expense	(1,025)	(843)	(1,802)	(564)
Equity in losses of unconsolidated affiliates	(6)	(18)	(20)	(108)
Loss from continuing operations	(10,903)	(3,964)	(15,294)	(8,784)
Loss from discontinued operations, net of taxes	(49)	(1,963)	(81)	(3,760)
Net loss	$(10,952)	$(5,927)	$(15,375)	$(12,544)

Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013

Consolidated: Consolidated net sales in the three months ended June 30, 2014 and 2013 were $162.0 million and $160.7 million, respectively, an increase of $1.3 million, or 0.8%. The increase in sales was primarily due to sales volume increases in the commission finishing segment, as well as increased demand and new product implementation in the Company’s synthetic and technical fabrics businesses, and higher selling prices and an improved product mix primarily in the denim and technical fabrics businesses. These increases were partially offset by lower volume resulting from competitive pressures in the denim and airbag fabrics businesses, lower volume with worsted wool retail customers, and governmental budget constraints affecting certain municipal and foreign military uniform fabrics businesses.

Gross profit in the three months ended June 30, 2014 was $17.7 million, or 10.9% of net sales, compared to $19.6 million, or 12.2% of net sales, in the three months ended June 30, 2013. Gross profit margins decreased primarily due to lower sales volumes and higher manufacturing costs in the Company’s bottom-weight woven fabrics segment, partially offset by higher selling prices and an improved product mix primarily in the technical fabrics businesses, higher sales volume in the Company’s synthetic fabrics and commission finishing businesses, lower raw material costs and favorable impacts from changes in foreign currency exchange rates. Operating income (loss) in the three months ended June 30, 2014 was $(0.9) million compared to $6.3 million in the three months ended June 30, 2013. Operating income decreased in the 2014 period as compared to the same period of the prior year primarily due to the lower gross profit margins described above as well as higher impairment charges of $1.9 million, higher restructuring charges of $2.8 million and higher selling and administrative expenses of $0.5 million, each as described below.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment were $145.5 million in the three months ended June 30, 2014 compared to $151.0 million in the three months ended June 30, 2013. The decrease in sales of $5.5 million was primarily due to lower volume of $12.1 million primarily resulting from competitive pressures in the denim and airbag businesses, lower volume with worsted wool retail customers and governmental budget constraints affecting certain municipal and foreign military uniform fabrics businesses, as well as lower selling prices of $0.6 million primarily in the U.S. government business. Such declines in this segment were partially offset by higher sales volumes of $4.3 million due to increased demand and new product implementation in the synthetic and technical fabrics businesses, as well as $2.9 million resulting from higher selling prices and an improved product mix primarily in the denim and technical fabrics businesses.

Income in the bottom-weight woven fabrics segment was $8.1 million in the three months ended June 30, 2014 compared to $12.0 million in the three months ended June 30, 2013. The decrease in income was primarily due to $3.8 million of lower sales volumes, $2.3 million of higher costs related to manufacturing and administration, and lower prices and a less favorable product mix of $1.9 million primarily in the U.S. government and synthetic fabrics businesses. These decreases were partially offset by higher sales volume in the Company’s synthetic fabrics business, lower raw material and energy costs of $2.6 million, higher selling prices and an improved product mix of $0.8 million primarily in the retail worsted wool and technical fabrics businesses as well as favorable impacts from changes in foreign currency exchange rates of $0.8 million.

Commission Finishing: Net sales in the commission finishing segment were $10.2 million in the three months ended June 30, 2014 compared to $3.5 million in the three months ended June 30, 2013. The increase from the prior year period was due to sales volume increases of $5.3 million primarily resulting from increased sales to certain U.S. and foreign militaries as a result of the easing of certain government budget constraints as well as a more favorable product mix of $1.4 million. Income in the commission finishing segment was $0.9 million in the three months ended June 30, 2014 compared to a loss of $0.5 million in the three months ended June 30, 2013 with such improvement primarily due to the higher sales volume and an improved product mix, partially offset by higher energy costs.

Narrow Fabrics: Net sales in the narrow fabrics segment were $6.2 million and $6.0 million in the three months ended June 30, 2014 and 2013, respectively. The increase from the prior year period was primarily due to higher sales volumes of $0.4 million related to vendor consolidation and new programs taking place with certain major customers in the seatbelts business, partially offset by $0.2 million of lower sales prices and a less favorable product mix related to the shift in sales volume from governmental to commercial businesses within this segment. Loss in the narrow fabrics segment was $0.9 million in the three months ended June 30, 2014 and 2013. Improvements in manufacturing quality and efficiencies of $0.3 million, lower raw material costs of $0.1 million, and lower selling and administrative costs of $0.1 million were offset by $0.2 million of obsolete inventory write-downs and $0.3 million of lower sales prices and a less favorable product mix.

All Other: Net sales in the all other segment were $0.2 million in the three months ended June 30, 2014 and $0.3 million in the three months ended June 30, 2013, which primarily represented sales in the Company’s transportation business.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $11.6 million in the three months ended June 30, 2014 and $11.2 million in the three months ended June 30, 2013. As a percentage of net sales, this expense was 7.2% in the three months ended June 30, 2014 and 6.9% in the three months ended June 30, 2013. Selling and administrative expenses increased in the three months ended June 30, 2014 primarily due to higher employee medical and prescription drug claims expenses and higher incentive compensation expense, partially offset by lower salary and disability expenses.

IMPAIRMENT CHARGE: During the three months ended June 30, 2014, the Company recorded an impairment charge of $4.0 million related to the narrow fabrics segment primarily as a result of continued negative cash flows, the lack of significant increase in product sales, and projected losses in this segment. During the three months ended June 30, 2013, the Company recorded an impairment charge of $2.0 million related to the narrow fabrics segment primarily due to reduced sales and continued negative operating results arising from certain then-current government budget pressures and a slower than expected increase in other product sales.

RESTRUCTURING CHARGES: Restructuring charges for the three months ended June 30, 2014 included severance and other termination benefits and related corporate costs of $3.0 million related to the restructuring of the Company’s executive structure. Restructuring charges for the three months ended June 30, 2013 are primarily related to severance and other termination benefits due to workforce reductions at the Company’s Carlisle commission finishing facility in the amount of $0.1 million.

INTEREST EXPENSE: Interest expense was $8.0 million in the three months ended June 30, 2014 in comparison with $7.7 million in the three months ended June 30, 2013. The increase was primarily due to higher outstanding balances on the Company’s Tranche B senior subordinated notes (related party), partially offset by the repayment of $16.7 million of the Company’s Tranche A senior subordinated notes in March 2013. Non-cash related party payable in-kind interest expense was $5.1 million and $4.5 million in the three months ended June 30, 2014 and 2013, respectively.

OTHER INCOME (EXPENSE)—NET: In the three months ended June 30, 2014 and 2013, the Company paid or accrued $1.1 million and $1.3 million, respectively, in legal fees not related to current operations. Other expense - net in the three months ended June 30, 2014 and 2013 also included a foreign currency exchange gain of $0.2 million and a foreign currency exchange loss of $0.4 million, respectively, related to the Company’s operations in Mexico and China.

INCOME TAX EXPENSE: Income tax expense was $1.0 million in the three months ended June 30, 2014 in comparison with $0.8 million in the three months ended June 30, 2013. Income taxes were higher in the three months ended June 30, 2014 primarily due to higher earnings at the Company’s subsidiaries in Mexico in the three months ended June 30, 2014 resulting from improved profits margins as well as favorable impacts from changes in foreign currency exchange rates.

DISCONTINUED OPERATIONS: Loss from discontinued operations in the three months ended June 30, 2014 included less than $0.1 million related to the planned disposition of the assets of the idled ITG-PP facility. Loss from discontinued operations in the three months ended June 30, 2013 included $1.9 million primarily related to the idled CDN facility and less than $0.1 million related to the idled ITG-PP facility.

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013

Consolidated: Consolidated net sales in the six months ended June 30, 2014 and 2013 were $312.0 million and $309.5 million, respectively, an increase of $2.5 million, or 0.8%. The increase in sales was primarily due to sales volume increases in the commission finishing segment due to an increase in the government uniform business, as well as increased demand and new product implementation in the Company’s synthetic and technical fabrics businesses and higher selling prices and an improved product mix primarily in the denim, technical fabrics and retail worsted wool businesses. These increases were partially offset by lower volume resulting from competitive pressures in the denim and airbag fabrics businesses, lower volume with worsted wool retail customers, and governmental budget constraints affecting certain narrow fabrics, municipal and foreign military uniform fabrics businesses, as well as lower selling prices and a less favorable product mix primarily in the U.S. government and synthetic fabrics businesses.

Gross profit in the six months ended June 30, 2014 was $34.6 million, or 11.1% of net sales, compared to $36.7 million, or 11.9% of net sales, in the six months ended June 30, 2013. Gross profit margins decreased primarily due to lower sales volumes and higher manufacturing costs in the Company’s bottom-weight woven fabrics segment, partially offset by higher selling prices and an improved product mix primarily in the denim, technical fabrics and worsted wool businesses, higher sales volume in the Company’s synthetic fabrics and commission finishing businesses, and lower raw material costs and favorable impacts from changes in foreign currency exchange rates. Operating income in the six months ended June 30, 2014 was $3.8 million compared to $12.2 million in the six months ended June 30, 2013. Operating income decreased in the 2014 period as compared to the same period of the prior year primarily due to the lower gross profit margins described above as well as higher impairment charges of $1.9 million, higher restructuring charges of $3.0 million and higher selling and administrative expenses of $1.4 million, each as described below.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment were $279.8 million in the six months ended June 30, 2014 compared to $289.7 million in the six months ended June 30, 2013. The decrease in sales of $9.9 million was primarily due to lower volume of $21.2 million primarily resulting from competitive pressures in the denim and airbag businesses, lower volume with worsted wool retail customers and governmental budget constraints affecting certain municipal and foreign military uniform fabrics businesses, as well as lower selling prices and a less favorable product mix of $2.3 million in the U.S. government and synthetic fabrics businesses. Such declines in this segment were partially offset by higher sales volumes of $6.4 million due to increased demand and new product implementation in the synthetic and technical fabrics businesses, as well as $7.1 million resulting from higher selling prices and an improved product mix primarily in the denim, technical fabrics and worsted wool businesses.

Income in the bottom-weight woven fabrics segment was $16.3 million in the six months ended June 30, 2014 compared to $21.7 million in the six months ended June 30, 2013. The decrease in income was primarily due to $6.2 million of lower sales volumes, $4.3 million of higher costs related to manufacturing and administration, and lower prices and a less favorable product mix of $3.0 million primarily in the U.S. government and synthetic fabrics businesses. These decreases were partially offset by higher sales volume in the Company’s synthetic fabrics business, lower raw material and energy costs of $2.9 million, higher selling prices and an improved product mix of $4.0 million primarily in the denim, technical fabrics and retail worsted wool businesses as well as favorable impacts from changes in foreign currency exchange rates of $1.3 million.

Commission Finishing: Net sales in the commission finishing segment were $20.5 million in the six months ended June 30, 2014 compared to $7.1 million in the six months ended June 30, 2013. The increase from the prior year period was due to sales volume increases of $12.0 million primarily resulting from increased sales to certain U.S. and foreign militaries as a result of the settlement of certain political issues as well as the easing of certain government budget constraints, and a more favorable product mix of $1.5 million. Income in the commission finishing segment was $1.3 million in the six months ended June 30, 2014 compared to a loss of $1.6 million in the six months ended June 30, 2013 with such improvement primarily due to the higher sales volume and an improved product mix, partially offset by higher energy costs.

Narrow Fabrics: Net sales in the narrow fabrics segment were $11.4 million and $12.3 million in the six months ended June 30, 2014 and 2013, respectively. The decrease from the prior year period was due to lower sales volumes of $0.9 million primarily related to the reduction of certain government contracts, partially offset by higher sales volumes related to vendor consolidation and new programs taking place with certain major customers in the commercial seatbelts business. Loss in the narrow fabrics segment was $1.7 million in the six months ended June 30, 2014 compared to $1.6 million in the six months ended June 30, 2013. The decrease in operating results was primarily due to lower sales volumes of $0.6 million, partially offset by improvements in manufacturing quality and efficiencies of $0.5 million.

All Other: Net sales in the all other segment were $0.5 million in the six months ended June 30, 2014 and 2013, which primarily represented sales in the Company’s transportation business.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $23.7 million in the six months ended June 30, 2014 and $22.4 million in the six months ended June 30, 2013. As a percentage of net sales, this expense was 7.6% in the six months ended June 30, 2014 and 7.2% in the six months ended June 30, 2013. Selling and administrative expenses increased in the six months ended June 30, 2014 primarily due to higher employee medical and prescription drug claims expenses and higher incentive compensation expense, partially offset by lower salary expenses, lower professional fees and lower sample and testing expenses.

IMPAIRMENT CHARGE: During the six months ended June 30, 2014, the Company recorded an impairment charge of $4.0 million related to the narrow fabrics segment primarily as a result of continued negative cash flows, the lack of significant increase in product sales, and projected losses in this segment. During the six months ended June 30, 2013, the Company recorded an impairment charge of $2.0 million related to the narrow fabrics segment primarily due to reduced sales and continued negative operating results arising from certain then-current government budget pressures and a slower than expected increase in other product sales.

RESTRUCTURING CHARGES: Restructuring charges for the six months ended June 30, 2014 included severance and other termination benefits and related costs of $3.0 million related to the restructuring of the Company’s executive structure, as well as severance and other termination benefits of $0.1 million due to workforce reductions at our worsted wool fabric manufacturing facility in Mexico. Restructuring charges for the six months ended June 30, 2013 are primarily related to workforce reductions at the Company’s Carlisle commission finishing facility in the amount of $0.2 million, partially offset by the expiration of COBRA benefits related to certain prior year restructuring plans of $0.1 million.

INTEREST EXPENSE: Interest expense was $15.6 million in the six months ended June 30, 2014 in comparison with $15.2 million in the six months ended June 30, 2013. The increase was primarily due to higher outstanding balances on the Company’s Tranche B senior subordinated notes (related party), partially offset by the repayment of $16.7 million of the Company’s Tranche A senior subordinated notes in March 2013. Non-cash payable in-kind interest expense was $10.0 million and $9.4 million in the six months ended June 30, 2014 and 2013, respectively, including $10.0 million and $8.9 million, respectively, of non-cash related party interest expense.

OTHER INCOME (EXPENSE)—NET: In the six months ended June 30, 2014 and 2013, the Company paid or accrued $2.3 million and $3.8 million, respectively, in legal fees not related to current operations. Other expense - net in the six months ended June 30, 2014 and 2013 also included a foreign currency exchange gain of $0.5 million and a foreign currency exchange loss of $1.4 million, respectively, related to the Company’s operations in Mexico and China.

INCOME TAX EXPENSE: Income tax expense was $1.8 million in the six months ended June 30, 2014 in comparison with $0.6 million in the six months ended June 30, 2013. Income taxes were higher in the six months ended June 30, 2014 primarily due to deferred income tax benefits from the Company’s subsidiaries in Mexico recognized in the six months ended June 30, 2013 resulting from management's determination to release certain income tax valuation allowances under accounting principles generally accepted in the United States of America (“GAAP”), and certain statutory income tax rate reductions.

DISCONTINUED OPERATIONS: Loss from discontinued operations in the six months ended June 30, 2014 included $0.1 million related to the planned disposition of the assets of the idled ITG-PP facility. Loss from discontinued operations of $3.8 million in the six months ended June 30, 2013 primarily related to the idled CDN facility.

Liquidity and Capital Resources

The Company has a significant amount of debt outstanding and will require substantial cash flows to service this debt in future periods. A substantial portion of the Company’s debt is payable by various of the Company’s subsidiaries organized in foreign jurisdictions and is non-recourse to the ITG parent company. In addition, a substantial portion of the Company’s debt, $173.5 million at June 30, 2014, is payable to related parties (namely, certain entities affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board and controlling stockholder). On June 30, 2014, the Company extended the maturity date of $150.2 million of such related party debt outstanding as of June 30, 2014 to June 30, 2019, and the balance of such debt is expected to be cancelled under a previously announced stipulation and settlement agreement entered into by the Company in February 2014 (see Notes 5 and 9 of the Notes to Consolidated Financial Statements included herein). As previously disclosed, the Company amended or refinanced certain credit agreements in the first quarter of 2013 that extended the maturities of those instruments and resulted in the extinguishment of certain high interest rate debt in the U.S.

The following table presents a summary of the Company’s debt obligations payable to unrelated third parties as of June 30, 2014 (in thousands). Amounts in the column labeled “U.S.” represent debt guaranteed by, or otherwise with recourse to, the ITG parent company. Amounts in the column labeled “International” represent debt of various of the Company’s international subsidiaries, but not guaranteed by, or with recourse to, the ITG parent company.

	U.S.	International	Total

Current portion of long-term debt	$3,067	$11,469	$14,536
Short-term borrowings	4,590	43,159	47,749
	7,657	54,628	62,285
Bank debt and other long-term obligations, net of current maturities	63,088	36,520	99,608
Total third party debt	$70,745	$91,148	$161,893

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

During the six months ended June 30, 2014, the Company’s principal sources of funds consisted of borrowings under revolving loans, proceeds from term loans and short term borrowings under bank financing facilities. In April 2014, a wholly-owned subsidiary of the Company in Mexico obtained additional third-party financing of $7.5 million for the purchase of new machinery and equipment. The Company’s principal uses of cash during the six months ended June 30, 2014 were to fund operations related to working capital needs, capital expenditures, pension plan contributions, and payment of principal, interest and fees on various indebtedness, and the Company expects that its future cash uses will be for similar matters. Our significant leverage may adversely affect our business and financial performance and restrict our operating flexibility. The level of our indebtedness and our ongoing cash flow requirements expose the Company to a risk that continued or additional adverse economic developments or adverse developments in our business could make it difficult to meet the financial and operating covenants contained in our credit facilities, as well as our debt service requirements. Our success in generating future cash flows will depend, in part, on our ability to increase our sales, manage working capital efficiently, continue to reduce operating costs at our plants, and increase selling prices to offset any increase in raw material or other costs in all segments of our business.

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

Comparison of Cash Flows for the Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013

OPERATING ACTIVITIES: Net cash used in operating activities was $9.0 million in the six months ended June 30, 2014 compared to $5.6 million in the six months ended June 30, 2013. The decrease in operating cash flows was primarily due to lower days of cost of goods sold outstanding, including higher expenditures for inventory to support increased sales orders, partially offset by an increase in cash collections of accounts receivable due to higher sales and lower net value-added tax payments primarily in Mexico due to delays in the timing of the reimbursement of such taxes in the six months ended June 30, 2013.

INVESTING ACTIVITIES: Net cash used in investing activities was $5.4 million in the six months ended June 30, 2014 compared to $3.2 million in the six months ended June 30, 2013. Capital expenditures were $2.9 million in the six months ended June 30, 2014 and $1.7 million in the six months ended June 30, 2013, and total capital expenditures are projected to be approximately $12.0 million to $14.0 million during 2014. Investing activities in the six months ended June 30, 2014 and 2013 included $3.0 million and $2.0 million, respectively, in deposits and other costs related to near-term purchases of equipment. In the six months ended June 30, 2014 and 2013, the Company received net cash proceeds of less than $0.1 million and $0.1 million, respectively, from the sale of property, plant and equipment. Investing activities in the six months ended June 30, 2014 and 2013 included $0.4 million and $0.5 million, respectively, of distributions from the Company’s unconsolidated affiliates.

FINANCING ACTIVITIES: Net cash provided by financing activities of $17.5 million in the six months ended June 30, 2014 reflects proceeds from borrowings under revolving lines of credit of $13.0 million, proceeds from the issuance of term loans of $6.6 million, net borrowings of short-term bank borrowings of $4.8 million related mainly to the Company’s operations in China, and the repayment of term loans and capital lease obligations of $6.8 million. Net cash provided by financing activities of $8.7 million in the six months ended June 30, 2013 reflects the net effects of the Company’s March 2013 debt refinancing activities as well as net proceeds of $11.5 million from bank revolving loans, net proceeds from short-term bank borrowings of $3.9 million related mainly to the Company’s operations in China, and repayments of term loans and capital lease obligations of $10.6 million. Refinancing activities in the six months ended June 30, 2013 included proceeds from the issuance of new term loans of $12.4 million, proceeds from increased bank revolving lines of credit of $9.3 million, the payment of financing fees of $0.8 million, and the repayment of the principal amount of certain Notes of $16.7 million using proceeds primarily from the refinanced bank debt and related activities. In addition, checks issued in excess of deposits decreased by $0.2 million in each of the six months ended June 30, 2014 and 2013.

See Notes 5, 6 and 9 of the Notes to Consolidated Financial Statements included herein for a discussion of the Company’s long-term debt, short-term borrowings and preferred stock.

Commitments

As of June 30, 2014, the Company had raw material and service contract commitments totaling $43.9 million and capital expenditure commitments of $5.5 million. ITG plans to fund these obligations from cash generated from operations and, depending upon limitations in its various loan agreements and to the extent available to the Company, from a combination of borrowings under its Amended and Restated Credit Agreement, dated as of March 30, 2011 (the “2011 Credit Agreement”), and other external sources of financing as management deems appropriate. ITG believes that future external financings may include, but may not be limited to, additional borrowings under existing, or any new, credit agreements, the issuance of equity or debt securities or additional funding from certain entities affiliated with the chairman of the Company’s board of directors, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

At December 31, 2013, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $12.6 million. The Company contributed $3.3 million to this plan during fiscal year 2013 and $1.5 million in the six months ended June 30, 2014. The Company estimates making total contributions in the 2014 fiscal year in the range of $2.5 million to $3.0 million. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employment reductions, if any, which may occur during any business restructuring) and other actuarial assumptions.

Off-Balance Sheet Arrangements

As of June 30, 2014, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of June 30, 2014 or December 31, 2013, except as noted below.

In 2011, the Company entered into the Guaranty in favor of Fund IV. Pursuant to the Guaranty, the Company has guaranteed the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of June 30, 2014, the total obligations under such letters of credit guaranteed by the Company were $6.5 million. In each of the six months ended June 30, 2014 and 2013, the Company incurred guarantee fees of $0.3 million. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

Derivative Instruments

Derivative instruments used periodically by the Company for foreign currency, cotton, wool and natural gas purchases consist primarily of forward purchase contracts. The Company does not utilize financial instruments for trading or other speculative purposes. The Company has historically qualified for the “normal purchases exception” under GAAP for derivatives related to its cotton and wool forward purchase contracts and certain of its natural gas contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies and has designated such instruments as cash flow hedges under hedge accounting rules in 2014 and 2013. The Company did not designate its natural gas forward purchase contracts as hedges for any of the periods presented herein. The fair value of derivative assets (liabilities) recognized in the June 30, 2014 and December 31, 2013 consolidated balance sheets were $0.5 million and $(0.3) million, respectively. The amount of gain, net of income taxes, recognized in other comprehensive loss related to the effective portion of derivative instruments was $0.4 million and $0.0 million in the three and six months ended June 30, 2014 and 2013, respectively. The total amount of net gains (losses) on derivative instruments recognized in the consolidated statements of operations was $0.1 million in the three months ended June 30, 2014 and 2013, and $0.1 million and less than $0.1 million in the six months ended June 30, 2014 and 2013, respectively.

Critical Accounting Policies, Assumptions and Estimates

This management’s discussion and analysis of the Company’s financial position and results of operations is based on the Company’s unaudited consolidated financial statements and related notes. A summary of significant accounting policies applicable to the Company’s operations is disclosed in Note 1 to the Consolidated Financial Statements included in the Annual Report, and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. As of June 30, 2014, there were no changes in the nature of the Company’s then-existing critical accounting policies or the application of those policies from those disclosed in the Annual Report.

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

During the quarter ended June 30, 2014, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.          EXHIBITS

10.1	Amendment No. 8 to Senior Subordinated Note Purchase Agreement, dated as of June 30, 2014, by and among International Textile Group, Inc. and the purchasers signatory thereto.

10.2

English translation of secured Credit Agreement, dated as of April 15, 2014, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional De Mexico, S.A. as lender thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2014).

10.3

English translation of form of promissory note related to secured Credit Agreement, dated as of April 15, 2014, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional De Mexico, S.A. as lender thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2014).

10.4

Employment Agreement, effective as of May 1, 2014, by and between Kenneth T. Kunberger and International Textile Group, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2014).

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

August 11, 2014
	By:	/s/ Gail A. Kuczkowski
Gail A. Kuczkowski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)