Form 10-Q
period 2014-09-30
INTERNATIONAL TEXTILE GROUP INC
filed 2014-11-06
CIK 918964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q

________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ 	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of November 3, 2014, was 17,468,327.

			PAGE

PART I	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	4

		Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013	5

		Unaudited Consolidated Statements of Comprehensive Operations for the three and nine months ended September 30, 2014 and 2013	6

		Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013	7

		Notes to Consolidated Financial Statements (Unaudited)	8 - 29

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30 - 38

	ITEM 4.	CONTROLS AND PROCEDURES	39

PART II	OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS	40

	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	40

	ITEM 6.	EXHIBITS	40

SIGNATURE			41

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

Forward-looking statements are inherently predictive and speculative and are not a guarantee of performance. No assurance can be given that any such statements, or the results predicted thereby, will prove to be correct. All forward-looking statements are based on management’s current beliefs and assumptions, such as assumptions with respect to general economic and industry conditions, cost and availability of raw materials, the ability to maintain compliance with the requirements under various credit facilities, national and international legislation and regulation, and potential financing sources and opportunities, among others, all of which in turn are based on currently available information and estimates. Any of these assumptions could prove inaccurate, which could cause actual results to differ materially from those contained in any forward-looking statement.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,106	$3,780
Accounts receivable, less allowances of $913 and $1,003, respectively	80,486	71,399
Sundry notes and receivables	14,634	9,767
Inventories	105,159	102,515
Deferred income taxes	2,457	2,240
Prepaid expenses	6,036	3,714
Other current assets	408	881
Total current assets	217,286	194,296
Property, plant and equipment, net	101,998	105,451
Intangibles and deferred charges, net	981	1,676
Goodwill	2,740	2,740
Deferred income taxes	7,800	8,792
Other assets	7,909	4,371
Total assets	$338,714	$317,326
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of bank debt and other long-term obligations	$14,958	$13,731
Short-term borrowings	46,452	43,338
Accounts payable	51,447	47,748
Sundry payables and accrued liabilities	25,638	20,328
Income taxes payable	72	1,551
Total current liabilities	138,567	126,696
Bank debt and other long-term obligations, net of current portion	82,785	87,559
Senior subordinated notes - related party	154,854	163,520
Income taxes payable	3,716	3,823
Deferred income taxes	2,683	2,584
Other liabilities	20,876	20,681
Total liabilities	403,481	404,863
Commitments and contingencies
Stockholders' deficit:
Series C preferred stock (par value $0.01 per share; 5,000,000 shares authorized; 114,628 and 126,103 shares issued and outstanding; and aggregate liquidation value of $121,859 and $126,244 at September 30, 2014 and December 31, 2013, respectively)	114,183	125,614
Series A convertible preferred stock (par value $0.01 per share; 15,000,000 shares authorized; 3,165,071 and 13,470,034 shares issued and outstanding; and aggregate liquidation value of $83,800 and $337,103 at September 30, 2014 and December 31, 2013, respectively)	79,127	336,751
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 shares issued and outstanding at September 30, 2014 and December 31, 2013)	175	175
Capital in excess of par value	21,944	—
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(274,566)	(544,038)
Accumulated other comprehensive loss, net of taxes	(5,219)	(5,628)
Total stockholders' deficit	(64,767)	(87,537)
Total liabilities and stockholders' deficit	$338,714	$317,326

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations
(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net sales	$153,978	$156,917	$454,658	$454,103
Cost of goods sold	135,827	137,261	401,008	397,115
Gross profit	18,151	19,656	53,650	56,988
Selling and administrative expenses	10,974	9,629	33,829	30,937
Provision for (recovery of) bad debts	(1)	7	40	114
Other operating income - net	(3,411)	(3,131)	(3,417)	(3,168)
Restructuring charges (recoveries)	-	(8)	3,098	76
Income from operations	10,589	13,159	20,100	29,029
Non-operating other income (expense):
Interest income	54	26	107	74
Interest expense - related party	(3,263)	(4,721)	(13,278)	(13,604)
Interest expense - third party	(2,880)	(3,082)	(8,372)	(9,304)
Other income (expense) - net	12,790	(4,884)	11,053	(10,066)
Total non-operating other income (expense) - net	6,701	(12,661)	(10,490)	(32,900)
Income (loss) from continuing operations before income taxes and equity in losses of unconsolidated affiliates	17,290	498	9,610	(3,871)
Income tax expense	(265)	(879)	(2,067)	(1,443)
Equity in losses of unconsolidated affiliates	(59)	(67)	(79)	(175)
Income (loss) from continuing operations	16,966	(448)	7,464	(5,489)
Discontinued operations, net of income taxes:
Loss from discontinued operations	(585)	(2,838)	(6,458)	(10,341)
Loss on disposal of net assets	(589)	-	(589)	-
Loss from discontinued operations	(1,174)	(2,838)	(7,047)	(10,341)
Net income (loss)	$15,792	$(3,286)	$417	$(15,830)

Net income (loss)	$15,792	$(3,286)	$417	$(15,830)
Accrued preferred stock dividends, including arrearages for the period	(4,017)	(8,698)	(11,695)	(25,333)
Net income (loss) attributable to common stock	$11,775	$(11,984)	$(11,278)	$(41,163)

Net income (loss) per share attributable to common stock, basic:
Income (loss) from continuing operations	$0.74	$(0.52)	$(0.24)	$(1.77)
Loss from discontinued operations	(0.07)	(0.16)	(0.40)	(0.59)
	$0.67	$(0.68)	$(0.64)	$(2.36)
Net income (loss) per share attributable to common stock, diluted:
Income (loss) from continuing operations	$0.33	$(0.52)	$(0.24)	$(1.77)
Loss from discontinued operations	(0.03)	(0.16)	(0.40)	(0.59)
	$0.30	$(0.68)	$(0.64)	$(2.36)

Weighted average number of shares outstanding - basic	17,468	17,468	17,468	17,468
Weighted average number of shares outstanding - diluted	44,518	17,468	17,468	17,468

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Comprehensive Operations
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income (loss)	$15,792	$(3,286)	$417	$(15,830)

Other comprehensive income (loss), net of taxes:
Cash flow hedge adjustments	(600)	86	127	86
Pension and postretirement liability adjustments	94	161	282	482
Other comprehensive income (loss)	(506)	247	409	568

Net comprehensive income (loss)	$15,286	$(3,039)	$826	$(15,262)

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
OPERATIONS
Net income (loss)	$417	$(15,830)
Adjustments to reconcile net income (loss) to cash provided by operations:
Non-cash loss on disposal of net assets	589	-
Non-cash restructuring and impairment charges	6,495	2,049
Provision for bad debts	41	119
Depreciation and amortization of property, plant and equipment	9,315	11,298
Amortization of deferred financing costs	691	810
Deferred income taxes	633	(954)
Equity in losses of unconsolidated affiliates	79	175
Gain on sale of assets	(9,652)	(140)
Non-cash interest expense	13,356	14,133
Foreign currency remeasurement (gains) losses	(265)	1,181
Contributions to pension and postretirement benefit plans	(2,224)	(2,733)
Payment of interest on payment-in-kind notes	-	(505)
Change in operating assets and liabilities:
Accounts receivable	(13,094)	(16,385)
Inventories	(7,718)	(3,914)
Other current assets	(6,341)	(1,468)
Accounts payable and accrued liabilities	10,263	15,468
Income taxes payable	(1,456)	(2,108)
Other	277	601
Net cash provided by operating activities	1,406	1,797

INVESTING
Capital expenditures	(5,058)	(3,326)
Deposits and other costs related to equipment to be purchased	(6,285)	(2,182)
Investments in and advances to unconsolidated affiliates	(15)	(16)
Distributions from unconsolidated affiliates	400	500
Proceeds from disposal of investment in unconsolidated affiliate	9,625	-
Proceeds from sale of net assets of Narricot business	4,185	-
Proceeds from sale of property, plant and equipment	404	70
Net cash provided by (used in) investing activities	3,256	(4,954)

FINANCING
Proceeds from issuance of term loans	9,500	12,350
Repayment of term loans	(11,477)	(13,262)
Net borrowings (repayments) under revolving loans	(1,538)	13,934
Net proceeds from short-term borrowings	3,472	7,716
Payment of financing fees	-	(783)
Repayment of capital lease obligations	(49)	(186)
Payment of principal on payment-in-kind notes	-	(16,655)
Acquisition of noncontrolling interest	-	(17)
Decrease in checks issued in excess of deposits	(152)	(3)
Net cash provided by (used in) financing activities	(244)	3,094

Effect of exchange rate changes on cash and cash equivalents	(92)	(157)
Net change in cash and cash equivalents	4,326	(220)
Cash and cash equivalents at beginning of period	3,780	3,240
Cash and cash equivalents at end of period	$8,106	$3,020

Supplemental disclosures of cash flow information:
Cash payments (refunds) of income taxes, net	$2,965	$4,224
Cash payments for interest	$6,795	$7,967
Noncash investing and financing activities:
Accrued preferred stock dividends	$-	$25,333
Cancellation of preferred stock to accumulated deficit	$269,055	$-
Cancellation of related party debt to capital in excess of par value	$21,944	$-
Note receivable for sale of assets	$3,185	$-
Additions to property, plant and equipment using deposits or trade credits	$5,262	$100
Capital lease obligations incurred to acquire assets	$31	$41

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1 Description of the Company and Basis of Presentation

International Textile Group, Inc. (“ITG”, the “Company”, “we”, “us” or “our”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations in the United States, Mexico, and China. The Company believes it is one of the world’s largest and most diversified producers of denim fabrics and the largest producer of better denim fabrics for products distributed through department stores and specialty retailers. In addition, the Company believes it is one of the largest worsted wool manufacturers and commission printers and finishers in North America, and is a leading developer, marketer and manufacturer of performance synthetic apparel fabrics, automotive safety fabrics, technical and value added fabrics, contract fabrics for interior furnishings, and other textile products used in a variety of niche industrial and commercial applications.

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

Business and Credit Concentrations

The Company’s business is dependent on the success of, and its relationships with, its largest customers. No single customer accounted for 10% or more of the Company’s consolidated accounts receivable as of September 30, 2014, and one customer, V.F. Corporation, accounted for approximately 10% of the Company’s consolidated net sales in 2013 and in the nine months ended September 30, 2014, which sales were in the bottom-weight woven fabrics segment. Additionally, the Company believes that two of its customers, Levi Strauss & Co. (in the bottom-weight woven fabrics segment) and the U.S. Department of Defense (in the bottom-weight woven fabrics and commission finishing segments), are able to direct certain of their respective producers to purchase products directly from the Company for use in these customers’ products. Although neither Levi Strauss & Co. nor the U.S. Department of Defense are directly liable for the payment by any of those producers for products purchased from the Company, the Company believes that continued sales to the producers of Levi Strauss & Co. and U.S. Department of Defense products are dependent upon the Company maintaining strong supplier/customer relationships with each of Levi Strauss & Co. and the U.S Department of Defense.

In August 2014, the Company sold its 50% equity interest in the Summit Yarn LLC and Summit Yarn Holdings joint ventures (together, “Summit Yarn”) to the other joint venture partner, Parkdale America, LLC (“Parkdale”) (see Note 14). The Company’s yarn purchase agreement with Summit Yarn was amended upon completion of the sale of the joint ventures to provide for a continuing long-term supply of yarn for certain of the Company’s operations. Purchases of raw materials from Summit Yarn and Parkdale were approximately $47.8 million in the nine months ended September 30, 2014, which purchases were in the bottom-weight woven fabrics segment.

The loss of or reduction in business from any key customer or supplier or a worsening of certain customer or supplier relationships could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in relevant financing documents that limit the cash dividends they can pay and loans they may make to the Company. Of the Company’s consolidated cash balance of $8.1 million at September 30, 2014, approximately $1.4 million held by certain subsidiaries was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to various governmental statutes and regulations that restrict and/or limit loans and dividend payments they may make to the Company. At September 30, 2014, the Company’s proportionate share of restricted net assets of its consolidated subsidiaries was approximately $13.4 million.

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

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After the Requisite Service Period”. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. The Company is currently evaluating the impact, if any, that ASU 2014-12 is expected to have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. ASU 2014-15 defines and clarifies that substantial doubt exists when conditions and events indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date financial statements are issued or available to be issued and requires management to perform the assessment every interim and annual period. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. ASU 2014-15 does not impact companies’ financial statements. The Company does not expect that it will early adopt ASU 2014-15, and adoption of this standard is not expected to have an impact on the Company’s financial statement disclosures.

Note 2 Deconsolidation and Discontinued Operations

On September 23, 2014, the Company completed the sale of certain assets related to its narrow fabrics segment, including accounts receivable, inventories, prepaid expenses, property, plant and equipment and other miscellaneous assets of Narricot Industries LLC (the “Narricot Business”), to certain subsidiaries of Asheboro Elastics Corp. (collectively “AEC”). In connection with the sale, AEC assumed certain trade accounts payable and accrued liabilities of Narricot. The sale price under the agreement consisted of $4.2 million in cash and a three-year, 6.5% promissory note for $3.2 million. The promissory note provides that only interest is payable for the six months beginning October 2014, and thereafter principal and interest are payable in equal monthly installments through September 2017. Amounts due under the promissory note are secured by a first lien on all of the property, plant and equipment of Narricot sold in the transaction.

As previously disclosed, on October 7, 2013, Cone Denim de Nicaragua, S.A. (“CDN”), a wholly–owned subsidiary of the Company, transferred substantially all of its operating assets to a third party in full settlement of CDN’s debt and lease financing obligations.

The Company deconsolidated its ITG-Phong Phu Joint Venture (“ITG-PP”), a cotton-based fabrics and garment manufacturing operation in Vietnam, as of May 25, 2012 as a result of the entry into an enforcement agreement pursuant to which Vietnam Technological Commercial Joint Stock Bank (“Techcombank”) took possession of certain assets of ITG-PP in accordance with the terms of its credit agreement with ITG-PP. The obligations of ITG-PP are non-recourse to the Company or any other subsidiary of the Company, but are secured by the assets of ITG-PP. The Company is continuing to work with Techcombank to provide for an orderly disposition of the securitized assets. As of the date hereof, no sale of the assets has occurred.

Presentation of Discontinued Operations and Certain Pro Forma Financial Information

Because the disposal of, or transfer of, assets and obligations of the Narricot, CDN and ITG-PP businesses comprised the entire business operations of such entities and the Company has no significant continuing cash flows from, or continuing involvement with, such operations, the results of operations of the Narricot, CDN and ITG-PP businesses are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Prior year results of operations have been recast to conform to the current presentation. Neither CDN nor ITG-PP had net sales in the three or nine months ended September 30, 2014 or 2013.

In accordance with GAAP, the Company allocates parent company interest to discontinued operations based on parent company debt that is required to be repaid from proceeds of the transaction giving rise to the disposition. No parent company interest has been allocated to the ITG-PP discontinued operations due to the uncertainty of any amounts to be received by the Company, and no parent company interest has been allocated to the CDN discontinued operations due to the lack of any amounts received by the Company in connection with the discontinuance of those operations.

Loss from the discontinued Narricot business in the nine months ended September 30, 2014 included an impairment charge of $4.0 million primarily as a result of continued negative cash flows, the lack of significant increase in product sales, and projected losses in this segment. Loss from the discontinued Narricot business in the nine months ended September 30, 2013 included an impairment charge of $2.0 million primarily due to reduced sales and continued negative operating results arising from certain then-current government budget pressures and a slower than expected increase in other product sales. Net sales and certain other components included in discontinued operations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales:
Narricot business	$5,888	$6,096	$17,255	$18,416

Parent company interest expense allocated to discontinued operations:
Narricot business	$50	$56	$158	$159

Loss from discontinued operations:
Narricot business	$(567)	$(847)	$(6,359)	$(4,589)
ITG-PP business	$(18)	$(67)	$(99)	$(22)
CDN business	$—	$(1,924)	$—	$(5,730)

Loss on disposal of Narricot business	$(589)	$—	$(589)	$—

The following unaudited pro forma condensed consolidated financial information is designed to show how the disposal of the Narricot and CDN businesses and the deconsolidation of ITG-PP might have affected certain of the Company’s historical consolidated results of operations if such transactions had occurred on January 1, 2013 (amounts in thousands). The Company allocates parent company interest to discontinued operations based on parent company debt that is required to be repaid from proceeds of the transaction giving rise to the disposition, and such allocated interest is reflected in the pro forma information presented below. Such pro forma results exclude the non-recurring loss of $0.6 million related to the sale of the Narricot business in the nine months ended September 30, 2014. Reference is made to the accompanying consolidated statements of operations that present net sales and loss from continuing operations excluding the discontinued operations of the Narricot, CDN and ITG-PP businesses for each period presented. The unaudited pro forma condensed consolidated financial information presented below has been prepared by the management of the Company for illustrative purposes only, is not indicative of the results of operations that may be presented in future filings with the United States Securities and Exchange Commission, and is not necessarily indicative of the results that actually would have been realized had the Disposition been completed at the beginning of the specified period or at any other time, nor those to be expected at any time in the future.

	Nine Months Ended
	September 30,
	2014	2013
Net income (loss):
As reported	$417	$(15,830)
Pro forma	$7,464	$(5,489)

Net loss attributable to common stock:
As reported	$(11,278)	$(41,163)
Pro forma	$(4,231)	$(30,822)

Net loss per share attributable to common stock, basic and diluted:
As reported	$(0.64)	$(2.36)
Pro forma	$(0.24)	$(1.76)

Note 3 Inventories

Inventories are valued at the lower of cost or market value using the first-in, first-out method. The major classes of inventory are as follows (in thousands):

	September 30,	December 31,
	2014	2013

Raw materials	$11,943	$10,048
Work in process	37,830	37,599
Finished goods	43,847	43,562
Dyes, chemicals and supplies	11,539	11,306
	$105,159	$102,515

Note 4 Impairment Testing of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets pursuant to the provisions of FASB ASC 360, “Property, Plant, and Equipment”. Such recoverability reviews and tests, primarily based on fair value measured by prices for similar assets, did not result in any impairment charges in the three or nine months ended September 30, 2014 or 2013, except as related to discontinued operations as described in Note 2.

The Company cannot predict the occurrence of any future events that might adversely affect the carrying value of long-lived assets. A decline in general economic or industry-specific business conditions could result in future impairment charges with respect to the Company’s long-lived assets, including any of its property, plant and equipment.

Note 5 Long-Term Debt and Short-Term Borrowings

Total outstanding long-term debt of the Company consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Revolving loans:
ITG, Inc.	$41,617	$48,128
Parras Cone de Mexico, S.A. de C.V. (1)	16,489	11,512
Term loans:
ITG, Inc.	6,563	10,019
Burlington Morelos S.A. de C.V. (1)	13,625	16,812
Parras Cone de Mexico, S.A. de C.V. (1)	12,169	3,000
Cone Denim (Jiaxing) Limited (1)	7,110	11,610
Other:
Senior subordinated notes - related party	154,854	163,520
Capitalized lease obligations	170	188
Other notes payable	—	21
Total long-term debt	252,597	264,810
Less: current portion of long-term debt	(14,958)	(13,731)
Total long-term portion of long-term debt	$237,639	$251,079

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

Borrowings under the 2011 Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option. At September 30, 2014, there was $41.6 million outstanding under the U.S. Revolver at a weighted average interest rate of 5.4% and $6.6 million outstanding under the U.S. Term Loan at a weighted average interest rate of 5.1%. As of September 30, 2014, the Company had $10.3 million of standby letters of credit issued in the normal course of business that reduced borrowing availability under the U.S. Revolver, none of which had been drawn upon. At September 30, 2014, excess availability under the U.S. Revolver was $28.3 million.

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

Under the 2011 Credit Agreement, the Company is required to maintain excess availability and average adjusted availability (each as defined in the 2011 Credit Agreement) at or above certain predefined levels, or certain limitations may be imposed on the Company, including those described below which may impact or restrict the Company’s ability to operate its business in the ordinary course:

●

if average adjusted availability is less than $22.5 million or if excess availability is less than $12.5 million, the Company is restricted from making loans to, and/or investments in, its international subsidiaries. At September 30, 2014, average adjusted availability was approximately $25.6 million and excess availability was $28.3 million, and the Company was not subject to such restrictions;

●

if excess availability is less than $17.5 million, the Company is required to comply with a specified fixed charge coverage ratio (as defined in the 2011 Credit Agreement). The Company was not subject to such ratio as of September 30, 2014, but would have been in compliance with such ratio as of that date;

●

depending on average adjusted availability, the applicable margin added to LIBOR or other published bank interest rates for borrowings under the 2011 Credit Agreement can range from 4.25% to 4.75% (the weighted average applicable margin was 4.6% at September 30, 2014). In addition, depending on amounts borrowed and average adjusted availability, the U.S. Revolver requires the payment of an unused commitment fee in the range of 0.50% to 0.75% annually, payable monthly; and

●

if the Company’s excess availability falls below certain predefined levels, the lenders under the 2011 Credit Agreement can draw upon an evergreen standby letter of credit in the amount of $20.0 million executed by WLR Recovery Fund IV, L.P. (“Fund IV”), an affiliate of Wilbur L. Ross, Jr., the Chairman of our Board of Directors and who, together with certain investment entities controlled by him (collectively, the “WLR Affiliates” ), is our controlling stockholder, that automatically renews each year, unless notified by the issuing bank, until a final termination date of March 31, 2016; no such amounts had been drawn by the lenders as of September 30, 2014.

Subsidiary Credit Facilities

In March 2011, a wholly-owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Burlington Morelos”), entered into a five year, $20.0 million term loan with Banco Nacional De Mexico, S.A. (“Banamex”). This agreement requires the repayment of $0.3 million in principal per month until February 2016, with the remaining principal balance due in March 2016. In March 2013, Burlington Morelos received funding of $6.3 million under a three year term loan agreement with Banamex which requires repayments of $0.1 million in principal per month until February 2016, with the remaining principal balance due in March 2016. The obligations of Burlington Morelos under such term loans are denominated in U.S. dollars and are secured by a pledge of all the accounts receivable, inventories, and property, plant and equipment of Burlington Morelos and its subsidiaries. The interest rate on borrowings under these term loan agreements is variable at LIBOR plus 4%. At September 30, 2014, the amount outstanding under the Burlington Morelos term loans was $13.6 million at an interest rate of 4.2%. Borrowings under these term loan agreements are non-recourse to the ITG parent company.

In March 2013, a wholly-owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a revolving receivables factoring agreement under which Parras Cone agreed to sell certain of its accounts receivable to Banamex, on a recourse basis. The amount of accounts receivable of Parras Cone that can be sold under this agreement, as amended, cannot exceed $18.0 million. At September 30, 2014, the amount of secured borrowings outstanding under the factoring agreement was $16.5 million, at an interest rate of 3.7%, which borrowings are collateralized by certain of Parras Cone’s trade accounts receivable in the aggregate amount of approximately $16.5 million. This agreement, as amended, expires on March 6, 2017. Borrowings under this agreement are non-recourse to the ITG parent company.

In June 2013, Parras Cone entered into a $5.0 million credit facility for the purchase of new machinery and equipment. In April 2014, Parras Cone entered into a separate $7.5 million credit facility also for the purchase of new machinery and equipment. Borrowings under these facilities are secured by certain assets of Parras Cone and are guaranteed by Parras Cone’s direct parent, Burlington Morelos. The interest rate on borrowings under these facilities is variable at LIBOR plus 4%. Varying monthly principal repayments are due under these loans from January 2014 until March 2020. At September 30, 2014, total borrowings outstanding under these facilities were $12.2 million at a weighted average interest rate of 4.2%.

The credit facilities entered into by the Company’s subsidiaries in Mexico described above contain customary provisions for default for agreements of this nature. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights as a secured party. Such term loans also contain certain customary financial covenant requirements applicable to the Company’s subsidiaries in Mexico. In addition, Burlington Morelos and its subsidiaries are restricted under such term loans from making annual capital expenditures in excess of one percent of annual consolidated net sales of such consolidated group. As of September 30, 2014, Burlington Morelos and its subsidiaries were in compliance with such covenants. Borrowings under these credit facilities are non-recourse to the ITG parent company.

In 2006 and 2007, Cone Denim (Jiaxing) Limited obtained financing from Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions were in accordance with applicable Chinese laws and regulations. The financing agreement provided for a $35.0 million term loan available in U.S. dollars, which was used for the import of equipment to Cone Denim (Jiaxing) Limited. Interest is based on three-month LIBOR plus a contractual spread of 6.0% or greater, depending upon periodic credit reviews. At September 30, 2014, outstanding borrowings under this facility were $7.1 million with a weighted average interest rate of 7.3%. The term loan is required to be repaid in monthly principal installments of no less than $0.5 million which began in January 2013 and continue until January 2016, and an additional principal repayment of $0.5 million was made in January 2013 against the outstanding balance of the term loan. The term loan is secured by the building, machinery, equipment and certain inventory of Cone Denim (Jiaxing). The financing agreement contains certain covenant requirements customary for agreements of this nature. Borrowings under this financing agreement are non-recourse to the ITG parent company.

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

At various times, the WLR Affiliates purchased from holders certain of the Notes with an original interest rate of 12% per annum which were thereafter amended, restated and reissued in the form of Tranche B Notes, and which were subordinate in right of payment and collateral to Notes held by third parties other than the WLR Affiliates (the “Tranche A Notes”). On March 29, 2013, the Company repaid in full all amounts outstanding ($17.2 million including PIK interest) under the Tranche A Notes. The interest rate on the Tranche A Notes was 17.5% per annum in the three months ended March 31, 2013. The Tranche B Notes are classified as “Senior subordinated notes - related party” in the Company’s accompanying consolidated balance sheets. The Tranche B Notes bear PIK interest at 12% per annum and mature on June 30, 2019.

Under a previously disclosed Stipulation and Settlement Agreement (defined below) entered into by the Company in February 2014, which received court approval on August 29, 2014 and which is no longer subject to appeal (see Note 9, “Commitments and Contingencies”), $21.9 million in principal and accrued interest of the Tranche B Notes outstanding as of December 31, 2013 was cancelled, together with all additional interest that accrued on such notes from December 31, 2013 through August 29, 2014. Under GAAP, debt extinguishment transactions between related parties are considered capital transactions, and the forgiveness of debt is recorded as a credit to equity on the balance sheet rather than a gain on debt extinguishment. Accordingly, such cancellation reduced each of the Company’s long-term debt and stockholders’ deficit by $21.9 million on the September 30, 2014 consolidated balance sheet, and during the three and nine months ended September 30, 2014, the Company reversed $1.4 million of PIK interest expense that had been recorded through the six months ended June 30, 2014 related to such cancelled Tranche B Notes.

Debt Maturities

As of September 30, 2014, aggregate maturities of long-term debt for each of the next five 12-month periods were as follows: $15.0 million, $57.7 million, $18.5 million, $1.9 million and $157.5 million.

Short-term Borrowings

The Company and certain of its subsidiaries had short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $46.5 million at September 30, 2014 and $43.3 million at December 31, 2013, with weighted average interest rates of 6.6% at each date. At September 30, 2014, ITG and its U.S. subsidiaries had outstanding short-term financing obligations from certain cotton and other suppliers in the amount of $5.4 million; Parras Cone had outstanding short-term working capital loans in the amount of $1.5 million from Banamex; Cone Denim (Jiaxing) Limited had outstanding short-term working capital loans in an aggregate amount of $34.0 million from various Chinese financial institutions, including approximately $6.2 million secured by land and buildings at Jiaxing Burlington Textile Company and $2.4 million guaranteed by a $2.8 million standby letter of credit with a WLR Affiliate; and Jiaxing Burlington Textile Company had outstanding short-term working capital loans from certain Chinese financial institutions in the amount of $5.6 million, which are guaranteed by standby letters of credit from the U.S. parent company.

Guarantees

FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of September 30, 2014, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of September 30, 2014 or December 31, 2013, except as noted herein.

In 2011, the Company entered into a Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of Fund IV not to exceed $15.5 million. Pursuant to the Guaranty, the Company guaranteed the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV was a party and under which Fund IV agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company was required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. In each of the three months ended September 30, 2014 and 2013, the Company incurred guarantee fees of $0.2 million, and in each of the nine months ended September 30, 2014 and 2013, the Company incurred guarantee fees of $0.5 million.

Under the 2011 Credit Agreement, the lenders (i) were entitled to receive payment under a $3.7 million evergreen standby letter of credit executed by Fund IV (the “Fund IV LC”), or (ii) the Company’s investments in ITG-PP discussed above were required to be repaid to the Company by ITG-PP no later than one month prior to the March 31, 2016 stated expiry date of the Fund IV LC. In August 2014, the Company entered into Consent and Amendment No. 11 to the 2011 Credit Agreement which provided, among other things, for the termination of the Fund IV LC. On October 14, 2014, the Fund IV LC was terminated and an additional $1.2 million of principal amount of Tranche B Notes were issued in satisfaction of the Company’s obligations thereunder for accrued guaranty fees.

Note 6 Stockholders’ Deficit

The components of stockholders’ deficit were as follows (in thousands):

							Accumu-
		Series A					lated other
	Series C	convertible		Capital in			compre-
	preferred	preferred	Common	excess of	Treasury	Accumulated	hensive
	stock	stock	stock	par value	stock	deficit	loss	Total

Balance at December 31, 2013	$125,614	$336,751	$175	$—	$(411)	$(544,038)	$(5,628)	$(87,537)
Net income	—	—	—	—	—	417	—	417
Cancellation of preferred stock (see Note 9)	(11,431)	(257,624)	—	—	—	269,055	—	—
Cancellation of related party debt (see Notes 5 and 9)	—	—	—	21,944	—	—	—	21,944
Actuarial gains on benefit plans, net of taxes	—	—	—	—	—	—	282	282
Foreign currency cash flow hedges, net of taxes	—	—	—	—	—	—	127	127
Balance at September 30, 2014	$114,183	$79,127	$175	$21,944	$(411)	$(274,566)	$(5,219)	$(64,767)

As of September 30, 2014, the Company had 100,000,000 shares of preferred stock authorized, including 5,000,000 shares of Series C Preferred Stock (the “Series C Preferred Stock”), of which 114,628 and 126,103 shares were issued and outstanding at September 30, 2014 and December 31, 2013, respectively, 15,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 3,165,071 and 13,470,034 shares were issued and outstanding at September 30, 2014 and December 31, 2013, respectively, and 5,000,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at September 30, 2014 or December 31, 2013. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

Under the Stipulation and Settlement Agreement, $11.4 million (11,475 shares) and $257.6 million (10,304,963 shares) of Series C Preferred Stock and Series A Preferred Stock, respectively, and certain related dividends in arrears were cancelled in the three and nine months ended September 30, 2014. Pursuant to the certificates of designation of the Series C Preferred Stock and the Series A Preferred Stock, the Company is prohibited from paying dividends, if declared by the Company’s board of directors, on such preferred stock until funds are legally available therefor. As of September 30, 2014, dividends in arrears on preferred stock were $7.2 million, or $63.08 per share, on the Series C Preferred Stock, and $4.7 million, or $1.48 per share, on the Series A Preferred Stock, each payable in additional shares of such preferred stock.

The components of, and changes in, accumulated other comprehensive loss (net of income taxes of $0.0 as of and for the periods ended September 30, 2014 and September 30, 2013) were as follows (in thousands):

	Gains and
	Losses on
	Foreign
	Currency Cash
	Flow	Pension	Postretirement
	Hedges (1)	Benefits (2)	Benefits (2)	Total

Balance at December 31, 2013	$(246)	$(5,208)	$(174)	$(5,628)
Other comprehensive income before reclassifications	390	—	—	390
Amounts reclassified:
Net (gains) and losses	14	—	—	14
Amortization of net actuarial losses	—	94	—	94
Other comprehensive income for the period	404	94	—	498
Balance at March 31, 2014	158	(5,114)	(174)	(5,130)
Other comprehensive income before reclassifications	429	—	—	429
Amounts reclassified:
Net (gains) and losses	(106)	—	—	(106)
Amortization of net actuarial losses	—	94	—	94
Other comprehensive income for the period	323	94	—	417
Balance at June 30, 2014	481	(5,020)	(174)	(4,713)
Other comprehensive income before reclassifications	(808)	—	—	(808)
Amounts reclassified:
Net (gains) and losses	208	—	—	208
Amortization of net actuarial losses	—	94	—	94
Other comprehensive income for the period	(600)	94	—	(506)
Balance at September 30, 2014	$(119)	$(4,926)	$(174)	$(5,219)

Balance at December 31, 2012	$—	$(7,442)	$(264)	$(7,706)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified:
Amortization of net actuarial losses	—	159	1	160
Other comprehensive income for the period	—	159	1	160
Balance at March 31, 2013	—	(7,283)	(263)	(7,546)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified:
Amortization of net actuarial losses	—	160	1	161
Other comprehensive income for the period	—	160	1	161
Balance at June 30, 2013	—	(7,123)	(262)	(7,385)
Other comprehensive income before reclassifications	86	—	—	86
Amounts reclassified:
Amortization of net actuarial losses	—	161	—	161
Other comprehensive income for the period	86	161	—	247
Balance at September 30, 2013	$86	$(6,962)	$(262)	$(7,138)

(1)       See Note 8, "Derivative Instruments".

(2)       The changes to these components are included in the computations of net periodic benefit costs. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information about the Company's pension and postretirement benefit plans.

Note 7 Reconciliation to Diluted Income (Loss) Per Share

The following table shows the amounts used in computing income (loss) per share and the effect on income (loss) per share of the weighted average number of shares of dilutive potential common stock issuances (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Income (loss) from continuing operations	$16,966	$(448)	$7,464	$(5,489)
Accrued preferred stock dividends, including arrearages for the period	(4,017)	(8,698)	(11,695)	(25,333)
Income (loss) from continuing operations applicable to common shareholders	12,949	(9,146)	(4,231)	(30,822)
Effect of dilutive securities:
Convertible preferred stock	1,576	—	—	—
Numerator for diluted income (loss) per share from continuing operations	$14,525	$(9,146)	$(4,231)	$(30,822)

Loss from discontinued operations	$(1,174)	$(2,838)	$(7,047)	$(10,341)
Effect of dilutive securities:
None	—	—	—	—
Numerator for diluted loss per share from discontinued operations	$(1,174)	$(2,838)	$(7,047)	$(10,341)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Weighted-average number of common shares used in basic earnings per share	17,468	17,468	17,468	17,468
Effect of dilutive securities:
Convertible preferred stock	27,050	—	—	—
Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	44,518	17,468	17,468	17,468

Based on the number of shares of Series A Preferred Stock outstanding as of September 30, 2014 and the Series A Preferred Stock Liquidation Value thereof on such date, the Series A Preferred Stock could potentially be converted at the option of the holders thereof into 8,707,870 shares of the Company’s common stock. The following table sets forth the number of shares that could potentially dilute basic earnings per share in the future that were not included in the diluted loss per share computations because their inclusion would have been antidilutive (in thousands). For additional information on the cancellation of certain shares of Series A Preferred Stock, see Note 6, “Stockholders’ Deficit” and Note 9, “Commitments and Contingencies”.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Convertible preferred stock	—	34,370	33,001	33,735

Note 8 Derivative Instruments

Derivative instruments used periodically by the Company for foreign currency, cotton, wool and natural gas purchases consist primarily of forward purchase contracts. The Company does not utilize financial instruments for trading or other speculative purposes. The Company has historically qualified for the “normal purchases exception” under GAAP for derivatives related to its cotton and wool forward purchase contracts and certain of its natural gas contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies and has designated such instruments as cash flow hedges under hedge accounting rules in 2014 and in 2013. At September 30, 2014 and December 31, 2013, the Company had the following outstanding forward contracts that were entered into to hedge forecasted purchases through the end of December of the years following such dates:

Contract	Number of Units
Foreign currency forward contracts outstanding as of September 30, 2014	194,644,007 Pesos
Foreign currency forward contracts outstanding as of December 31, 2013	418,110,322 Pesos

The fair value of the Company’s derivative instruments recognized in the September 30, 2014 and December 31, 2013 consolidated balance sheets consisted of the following (in thousands):

	September 30, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FASB ASC 815
Foreign currency contracts	N/A	$—	Sundry payables and accrued liabilities	$142

Total Derivatives		$—		$142

	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FASB ASC 815
Foreign currency contracts	N/A	$—	Sundry payables and accrued liabilities	$310

Total Derivatives		$—		$310

The effect of derivative instruments on the financial performance of the Company was as follows (in thousands):

	Amount of Net Gain (Loss) in Other Comprehensive Loss (Effective Portion)		Location of Net Gain (Loss) Reclassified from Accumulated	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended September 30,		Other Comprehensive Loss	Three Months Ended September 30,
	2014	2013	into Income	2014	2013
Derivatives designated as cash flow hedging instruments under FASB ASC 815
Foreign currency contracts	$(808)	$—	Cost of goods sold	$(208)	$—

Total	$(808)	$—		$(208)	$—

	Amount of Net Gain (Loss) in Other Comprehensive Loss (Effective Portion)		Location of Net Gain (Loss) Reclassified from Accumulated Other	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Nine Months Ended		Comprehensive	Nine Months Ended
	September 30,		Loss	September 30,
	2014	2013	into Income	2014	2013
Derivatives designated as cash flow hedging instruments under FASB ASC 815
Foreign currency contracts	$(175)	$—	Cost of goods sold	$(301)	$—

Total	$(175)	$—		$(301)	$—

		Amount of Net Gain (Loss) Recognized on Derivatives Not Designated
	Location of	Three Months Ended		Nine Months Ended
	Net Gain (Loss)	September 30,		September 30,
	on Derivatives	2014	2013	2014	2013
Derivatives not designated as hedging instruments under FASB ASC 815
Commodity contracts
Realized	Cost of goods sold	$—	$(8)	$—	$(5)
Unrealized	Other income (expense) - net	—	1	—	10

Total		$—	$(7)	$—	$5

The Company did not exclude any amounts of its foreign currency cash flow hedges from effectiveness testing during any periods presented herein, and such tests resulted in the hedges being effective, or expected to be effective, in offsetting the variability of the designated forecasted cash flows. Foreign currency cash flow hedges outstanding at September 30, 2014 and December 31, 2013 cover each of the respective subsequent monthly periods ending December 2014. The estimated net loss related to cash flow hedges that will be reclassified from accumulated other comprehensive loss into earnings over the next twelve months is $0.1 million.

The Company does not designate its natural gas derivative instruments as hedges under hedge accounting rules. Accordingly, unrealized gains and losses on certain commodity derivative contracts are recorded in “other income (expense) - net” since these amounts represent non-cash changes in the fair values of such open contracts that are not expected to correlate with the amounts and timing of the recognition of the hedged items. Natural gas hedges that were outstanding in 2013 covered the twelve month period ended December 31, 2013.

Because the Company’s hedged items are components of cost of goods sold, realized gains and losses on foreign currency and natural gas derivative contracts are recorded in cost of goods sold upon settlement of those contracts. Gains and losses reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next twelve months.

Note 9 Commitments and Contingencies

Asbestos materials are present at certain of the Company’s facilities, and applicable regulations would require the Company to handle and dispose of these items in a special manner if these facilities were to undergo certain major renovations or if they were demolished. FASB ASC 410, “Asset Retirement and Environmental Obligations,” provides guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity. In accordance with FASB ASC 410, the Company has not recognized a liability associated with these obligations, because the fair value of such liabilities cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of these facilities. The Company expects to maintain these facilities by repair and maintenance activities that do not involve the removal of any of these items and has not identified any need for major renovations caused by technology changes, operational changes or other factors. In accordance with FASB ASC 410, the Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value. As of September 30, 2014, the Company did not have any liabilities recorded for these obligations.

As of September 30, 2014, the Company had raw material and service contract commitments totaling $36.8 million and capital expenditure commitments of less than $0.1 million not reflected as liabilities on the accompanying consolidated balance sheet. These commitments were not reflected as liabilities on the accompanying consolidated balance sheet because the Company had not received or taken title to the related assets. Raw material commitments related mainly to firm purchase commitments for cotton and wool used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders.

As previously disclosed, the Company was a party, as a nominal defendant only, to a consolidated class action lawsuit and related derivative action (together, the “Consolidated Action”), which consolidated three factually identical lawsuits filed in 2008 and 2009 under the caption In re International Textile Group, Inc. Merger Litigation, in the Court of Common Pleas, Greenville County, South Carolina (the “Court”), C.A. No. 2009-CP-23-3346. The Consolidated Action related to the combination of the Company, which at the time was named Safety Components International, Inc., and a company formerly known as International Textile Group, Inc. (“Former ITG”), which occurred in late 2006 (the “Merger”). The Consolidated Action named as defendants, among others, certain individuals who were officers and directors, and certain stockholders, of Former ITG or the Company at the time of, and an entity which was an independent financial advisor to the Company in connection with, the Merger (the “Non-Company Defendants”). The plaintiffs in the Consolidated Class Action contended that certain of the Non-Company Defendants breached certain fiduciary duties, and have also made related claims, in connection with the Merger.

The Company, as a nominal defendant, the plaintiffs and the Non-Company Defendants entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) relating to the Consolidated Action, which was approved by the Court on August 29, 2014 and is no longer subject to appeal. Pursuant to the Settlement Agreement, and in settlement of the Consolidated Action, (i) certain of the Non-Company Defendants made an aggregate $36.0 million cash payment (the “Cash Settlement”), consisting of a $16.0 million cash payment from the independent financial advisor and its insurers and a $20.0 million cash payment from other Non-Company Defendants and their insurers, (ii) $21.9 million in principal and accrued interest of the Company’s senior subordinated notes held by certain affiliates of the Company (the “Affiliates”), (which are designated as “senior subordinated notes—related party” on the Company’s balance sheets and had a maturity date of June 6, 2015), were cancelled, together with all additional interest that accrued on such notes from December 31, 2013 through August 29, 2014 (collectively, the “Cancelled Notes”), and (iii) 10,315,727 shares of the Company’s Series A Preferred Stock, having a liquidation value of $257.9 million as of December 31, 2013, and 11,488 shares of the Company’s Series C Preferred Stock, having a liquidation value of $11.5 million as of December 31, 2013, in each case together with additional shares of Series A Preferred Stock and Series C Preferred Stock that accrued in arrears with respect to such shares through August 29, 2014 (collectively, the “Cancelled Preferred Stock”), all of which are held by the Affiliates, were cancelled.

As a result of the approval by the Court of the Settlement Agreement, the Cancelled Notes and the Cancelled Preferred Stock were cancelled, and the Company’s respective obligations, and the Affiliates’ respective rights, thereunder were terminated, effective as of December 31, 2013. Such cancellations reduced the Company’s long-term debt and stockholders’ deficit by the amount of the Cancelled Notes, and reduced the aggregate liquidation value of the Series A Preferred Stock and the Series C Preferred Stock by the respective values of the Cancelled Preferred Stock. During the three and nine months ended September 30, 2014, the Company reversed $1.4 million of PIK interest expense that had been recorded through the six months ended June 30, 2014 related to the Cancelled Notes. In accordance with the Settlement Agreement, the Company received $3.8 million of cash from the Cash Settlement for use by the Company to pay fees and expenses of various legal and other advisors in connection with the Consolidated Action. Such amount was received on October 20, 2014, and was recorded as a sundry receivable on the Company’s September 30, 2014 consolidated balance sheet and included in “Other income (expense) – net” in its consolidated statements of operations for the three and nine months ended September 30, 2014.

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

Note 10 Segment and Other Information

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has four operating segments that are reported to the chief operating decision maker (“CODM”) and three reportable segments that are presented herein. The bottom-weight woven fabrics segment consists of heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The all other segment consists of expenses related to transportation services and other miscellaneous items. The narrow fabrics, CDN and ITG-PP businesses are presented as discontinued operations in the Company’s consolidated statements of operations for all periods presented (see Note 2).

Net sales, income (loss) from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense)-net. Intersegment net sales of $0.1 million for the three months ended September 30, 2014 and $0.3 million for the three months ended September 30, 2013 were primarily attributable to commission finishing sales. Intersegment net sales of $0.2 million for the nine months ended September 30, 2014 and $0.4 million for the nine months ended September 30, 2013 were primarily attributable to commission finishing sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Sales:
Bottom-weight Woven Fabrics	$148,224	$151,515	$427,986	$441,225
Commission Finishing	5,668	5,414	26,198	12,545
All Other	215	244	683	750
	154,107	157,173	454,867	454,520
Less intersegment sales	(129)	(256)	(209)	(417)
	$153,978	$156,917	$454,658	$454,103

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$9,569	$11,523	$25,889	$33,189
Commission Finishing	128	167	1,440	(1,409)
All Other	(9)	–	(9)	–
Total reportable segments	9,688	11,690	27,320	31,780
Corporate expenses	(2,510)	(1,670)	(7,539)	(5,843)
Other operating income - net	3,411	3,131	3,417	3,168
Restructuring (charges) recoveries	–	8	(3,098)	(76)
Interest expense	(6,143)	(7,803)	(21,650)	(22,908)
Other income (expense) - net	12,844	(4,858)	11,160	(9,992)
	17,290	498	9,610	(3,871)
Income tax expense	(265)	(879)	(2,067)	(1,443)
Equity in losses of unconsolidated affiliates	(59)	(67)	(79)	(175)
Income (loss) from continuing operations	16,966	(448)	7,464	(5,489)
Discontinued operations, net of income taxes:
Loss from discontinued operations	(585)	(2,838)	(6,458)	(10,341)
Loss on disposal of net assets	(589)	–	(589)	–
Loss from discontinued operations	(1,174)	(2,838)	(7,047)	(10,341)
Net income (loss)	$15,792	$(3,286)	$417	$(15,830)

	September 30,	December 31,
	2014	2013

Total Assets:
Bottom-weight Woven Fabrics	$306,434	$274,476
Commission Finishing	12,274	17,194
Corporate	19,930	12,147
Discontinued Operations	–	13,454
All Other	76	55
	$338,714	$317,326

Note 11 Restructuring Activities

Restructuring charges (recoveries) included in income (loss) from continuing operations consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Severance, COBRA and other termination benefits	$—	$(8)	$3,098	$76

Restructuring Activities in the Commission Finishing Segment

Beginning in 2012, workforce reductions of mostly hourly employees were undertaken at the Company’s commission finishing facility primarily as a result of the Company’s ongoing cost saving initiatives as well as the outlook for lower product demand in certain of the segment’s government contract businesses. Workforce reductions of 27 employees at the Carlisle finishing facility resulted in severance and other termination benefits of less than $0.1 million and $0.2 million in the three and nine months ended September 30, 2013, respectively.

Restructuring Activities in the Bottom-weight Woven Fabrics Segment

Hourly and salaried workforce reductions of 53 employees undertaken at our worsted wool fabric manufacturing facility in Mexico resulted in severance and other termination benefits of $0.1 million recorded in the nine months ended September 30, 2014 in the bottom-weight woven fabrics segment. These workforce reductions were primarily attributable to the outlook for lower product demand at this facility. Restructuring recoveries in the three and nine months ended September 30, 2013 were primarily due to the expiration of COBRA benefits of $0.1 million related to employees at our U.S. denim facility in the bottom-weight woven fabrics segment.

Other Restructuring Activities

In April 2014, the Company implemented an initiative to reduce its corporate administrative cost structure. Because the Company’s size, complexity and business structure has decreased in recent years, the Company’s board of directors determined that cost savings could be achieved with the restructuring of the Company’s executive structure. As a result of this restructuring, the Company and one of its executive officers entered into an agreement in April 2014 that provides certain benefits through December 30, 2017. Such benefits and other related corporate costs in the aggregate amount of $3.0 million were recorded in the nine months ended September 30, 2014.

Following is a summary of activity related to restructuring accruals (in thousands). The Company expects to pay $0.4 million of the liability outstanding at September 30, 2014 during the remainder of 2014 and $0.7 million in each of 2015, 2016, and 2017.

Severance and COBRA Benefits
Balance at December 31, 2013	$22
2014 charges (recoveries), net	125
Payments	(136)
Balance at March 31, 2014	11
2014 charges (recoveries), net	2,967
Payments	(429)
Balance at June 30, 2014	2,549
Payments	(48)
Balance at September 30, 2014	$2,501

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

The following table provides a summary of the fair values of certain of the Company’s assets and liabilities measured on a recurring basis under FASB ASC 820 as of September 30, 2014 and December 31, 2013 (in thousands):

	Quoted Prices in Active	Significant
	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Total At
	(Level 1)	(Level 2)	(Level 3)	September 30, 2014
Assets:
Derivatives	$—	$—	$—	$—
Liabilities:
Derivatives	$—	$142	$—	$142

	Quoted Prices in Active	Significant
	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Total At
	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
Assets:
Derivatives	$—	$—	$—	$—
Liabilities:
Derivatives	$—	$310	$—	$310

During the three months ended June 30, 2014, long-lived assets held and used with a carrying amount of $4.4 million were written down to their estimated fair value of $0.4 million, resulting in an impairment charge of $4.0 million. During the three months ended June 30, 2013, long-lived assets held and used with a carrying amount of $7.3 million were written down to their estimated fair value of $5.3 million, resulting in an impairment charge of $2.0 million. Such charges are included in loss from discontinued operations in the consolidated statements of operations for the nine months ended September 30, 2014 and 2013, respectively. In accordance with the provisions of FASB ASC 360, the impairment charges represent the amounts by which the carrying value of the asset group exceeded the estimated fair values of such assets as measured by the market approach with the assistance of brokers and independent third-party appraisers. See Notes 2 and 4 for additional information regarding impairment of long lived assets. The Company cannot predict future events that might adversely affect the carrying value of long-lived assets. Any decline in economic conditions could result in additional impairment charges.

The accompanying consolidated financial statements include certain financial instruments, and the fair value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, notes receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of September 30, 2014 related to expected yield (under Level 2 of the fair value hierarchy), the Company estimated that the fair value of its Notes was approximately the principal plus accrued interest at September 30, 2014. The estimate of fair value of borrowings under its various bank loans and other financial instruments (under Level 2 of the fair value hierarchy) generally approximates the carrying values at September 30, 2014 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates.

Note 13 Other Operating Income - Net

Other operating income–net includes grant income from the U.S. Department of Commerce Wool Trust Fund of $3.2 million in each of the three and nine months ended September 30, 2014, and $3.0 million in each of the three and nine months ended September 30, 2013. The Company records such grant income upon confirmation of the availability of funds from this trust. Other operating income-net in the three and nine months ended September 30, 2014 includes net gains related to the disposal of other miscellaneous property and equipment of $0.2 million, and $0.1 million and $0.2 in the three and nine months ended September 30, 2013, respectively.

Note 14 Other Income (Expense) - Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Litigation (expense) recovery not related to current operations (see Note 9)	$3,526	$(4,383)	$1,236	$(8,165)
Gain on sale of investment in unconsolidated affiliate	9,421	—	9,421	—
Foreign currency exchange gains (losses), net	(153)	(461)	354	(1,823)
Other	(4)	(40)	42	(78)
Total	$12,790	$(4,884)	$11,053	$(10,066)

In August 2014, the Company sold its 50% equity interests in the Summit Yarn LLC and Summit Yarn Holdings joint ventures (together, “Summit Yarn”) for cash proceeds of $9.6 million to the other joint venture partner, Parkdale America, LLC. The Company recorded a gain on the sale of Summit Yarn of $9.4 million in the three and nine months ended September 30, 2014. In accordance with the terms of the 2011 Credit Agreement, the Company used such proceeds to repay $9.6 million of the balance outstanding under the U.S. Revolver, without a reduction in the availability thereof.

Note 15 Income Taxes

The Company had income tax expense of $0.3 million in the three months ended September 30, 2014 and $0.9 million in the three months ended September 30, 2013. The Company had income tax expense of $2.1 million in the nine months ended September 30, 2014 and $1.4 million in the nine months ended September 30, 2013. The Company has tax holidays in certain foreign jurisdictions that provide for a reduced tax rate for a defined number of taxable years in these jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.

Income tax expense for the three months ended September 30, 2014 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to a decrease of $5.9 million in the valuation allowance related to a decrease in certain net operating losses and net deferred income tax assets and $0.4 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.3 million and certain foreign and domestic business expenses that are not tax deductible. Income tax benefit for the three months ended September 30, 2013 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $0.9 million in the valuation allowance related to an increase in net operating loss carryforwards, $0.2 million related to foreign income tax rate differentials and adjustments, state income tax benefits of $0.1 million and certain foreign and domestic business expenses that are not tax deductible. In addition, in the three months ended September 30, 2013, the Company recognized a $16.8 million deferred tax asset related to additional net operating losses resulting from positions taken by the Company for claims filed against certain assets in Vietnam and the related impact on certain of the Company’s income tax returns filed during 2013, with the benefit of such losses fully offset by an increase of $16.8 million in the valuation allowance resulting in a zero net effect on the Company’s consolidated financial statements.

Income tax expense for the nine months ended September 30, 2014 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to a decrease of $1.7 million in the valuation allowance related to a decrease in certain net operating losses and net deferred income tax assets and $0.1 million related to foreign income tax rate differentials and adjustments, and state income taxes of $0.1 million and certain foreign and domestic business expenses that are not tax deductible. Income tax benefit for the nine months ended September 30, 2013 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $3.0 million in the valuation allowance related to an increase in net operating loss carryforwards, $1.3 million related to foreign income tax rate differentials and adjustments, state income tax benefits of $0.5 million and certain foreign and domestic business expenses that are not tax deductible. In addition, in the nine months ended September 30, 2013, the Company recognized a $16.8 million deferred tax asset related to additional net operating losses resulting from positions taken by the Company for claims filed against certain assets in Vietnam and the related impact on certain of the Company’s income tax returns filed during 2013, with the benefit of such losses fully offset by an increase of $16.8 million in the valuation allowance, resulting in zero net effect on the Company’s consolidated financial statements.

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

Note 16 Subsequent Event

Pursuant to the Guaranty, the Company was required to pay a per annum amount equal to 10% of the amount of the Fund IV LC (see Note 5). The obligations of the Company were payable in cash or, if cash was not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts were payable in additional Tranche B Notes. On October 14, 2014, the Fund IV LC was terminated and $1.2 million principal amount of additional Tranche B Notes were issued in satisfaction of the Company’s obligations to Fund IV for accrued guaranty fees.

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

Overview

Our Company

International Textile Group, Inc. (“ITG”, the “Company”, “we”, “us” or “our”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations in the United States, Mexico, and China. The Company believes it is one of the world’s largest and most diversified producers of denim fabrics and the largest producer of better denim fabrics for products distributed through department stores and specialty retailers. In addition, the Company believes it is one of the largest worsted wool manufacturers and commission printers and finishers in North America, and is a leading developer, marketer and manufacturer of performance synthetic apparel fabrics, automotive safety fabrics, technical and value added fabrics, contract fabrics for interior furnishings, and other textile products used in a variety of niche industrial and commercial applications.

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has four operating segments that are reported to the chief operating decision maker (“CODM”) and three reportable segments that are presented herein. The bottom-weight woven fabrics segment consists of heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The all other segment consists of expenses related to transportation services and other miscellaneous items. The Company’s narrow fabrics business, the Cone Denim de Nicaragua business and the ITG-PP business in Vietnam are presented as discontinued operations in all periods presented in this report.

Business and Industry Trends

While improved consumer confidence, the easing of certain government budget constraints, and increased capital investment by companies in recent periods led to some modest increases in sales in 2013 and early 2014, uncertainty regarding the macroeconomic environment has gradually increased in 2014, negatively affecting certain of our businesses, primarily in the quarter ended September 30, 2014. The global economic environment continues to be uncertain and volatile. This uncertainty regarding unemployment levels, further government and municipal deficit reduction measures, including potential further reductions in U.S. Department of Defense spending, and the prospects for sustained economic recovery continue to negatively impact consumer, military and municipal spending, which could have adverse effects in the significant markets in which we operate and on our businesses. The Company has taken, and expects to continue to take, steps to counter this continued economic uncertainty. These actions include, among other things, negotiating higher sales prices for certain products, negotiating new working capital and other financing arrangements, focusing on new product development, implementing cost saving initiatives and sourcing decisions, and a focus on consistent productivity improvements.

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

Results of Operations

Net sales and income (loss) from continuing operations before income taxes for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense) - net. Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales of $0.1 million for the three months ended September 30, 2014 and $0.3 million for the three months ended September 30, 2013 were primarily attributable to commission finishing sales. Intersegment net sales of $0.2 million for the nine months ended September 30, 2014 and $0.4 million for the nine months ended September 30, 2013 were primarily attributable to commission finishing sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Sales:
Bottom-weight Woven Fabrics	$148,224	$151,515	$427,986	$441,225
Commission Finishing	5,668	5,414	26,198	12,545
All Other	215	244	683	750
	154,107	157,173	454,867	454,520
Less intersegment sales	(129)	(256)	(209)	(417)
	$153,978	$156,917	$454,658	$454,103

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$9,569	$11,523	$25,889	$33,189
Commission Finishing	128	167	1,440	(1,409)
All Other	(9)	–	(9)	–
Total reportable segments	9,688	11,690	27,320	31,780
Corporate expenses	(2,510)	(1,670)	(7,539)	(5,843)
Other operating income - net	3,411	3,131	3,417	3,168
Restructuring (charges) recoveries	–	8	(3,098)	(76)
Interest expense	(6,143)	(7,803)	(21,650)	(22,908)
Other income (expense) - net	12,844	(4,858)	11,160	(9,992)
	17,290	498	9,610	(3,871)
Income tax expense	(265)	(879)	(2,067)	(1,443)
Equity in losses of unconsolidated affiliates	(59)	(67)	(79)	(175)
Income (loss) from continuing operations	16,966	(448)	7,464	(5,489)
Discontinued operations, net of income taxes:
Loss from discontinued operations	(585)	(2,838)	(6,458)	(10,341)
Loss on disposal of net assets	(589)	–	(589)	–
Loss from discontinued operations	(1,174)	(2,838)	(7,047)	(10,341)
Net income (loss)	$15,792	$(3,286)	$417	$(15,830)

Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013

Consolidated: Consolidated net sales in the three months ended September 30, 2014 and 2013 were $154.0 million and $156.9 million, respectively, a decrease of $2.9 million, or 1.9%. The decrease in sales was primarily due to lower volume resulting from general economic weakness, strong prior year volume comparisons due to new product launch, a soft retail environment in denim, competitive pricing pressures in the airbag fabrics business, program changes in the government uniform business and lower volume from worsted wool retail customers. These decreases were partially offset by new product implementation in the Company’s synthetic and technical fabrics businesses and sales volume increases in the government uniform business in the commission finishing segment.

Gross profit in the three months ended September 30, 2014 was $18.2 million, or 11.8% of net sales, compared to $19.7 million, or 12.5% of net sales, in the three months ended September 30, 2013. Gross profit margins decreased primarily due to lower sales volumes in the government uniform and worsted wool businesses and higher manufacturing costs in the Company’s bottom-weight woven fabrics segment, partially offset by higher sales volumes in the synthetic and technical fabrics businesses, lower raw material costs and favorable impacts from changes in foreign currency exchange rates. Operating income in the three months ended September 30, 2014 was $10.6 million compared to $13.2 million in the three months ended September 30, 2013. Operating income decreased in the 2014 period as compared to the same period of the prior year primarily due to the lower gross profit margins described above as well as higher selling and administrative expenses of $1.3 million as described below.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment were $148.2 million in the three months ended September 30, 2014 compared to $151.5 million in the three months ended September 30, 2013. The decrease in sales of $3.3 million was primarily due to lower volume of $6.7 million primarily resulting from general economic weakness, strong prior year volume comparisons due to a new product launch, a soft retail environment in denim, competitive pricing pressures in the airbag fabrics business, program changes in the government uniform business and lower volume from worsted wool retail customers, as well as lower selling prices and an unfavorable product mix of $1.5 million primarily in the denim and U.S. government businesses. Such declines were partially offset by higher sales volumes of $4.1 million due to increased demand, new product implementation and new customers in the synthetic and technical fabrics businesses, as well as $0.8 million resulting from higher selling prices and an improved product mix primarily in the synthetics fabrics business.

Income in the bottom-weight woven fabrics segment was $9.6 million in the three months ended September 30, 2014 compared to $11.5 million in the three months ended September 30, 2013. The decrease in income was primarily due to $3.6 million of lower sales volumes, $0.8 million of higher costs related to manufacturing and administration, and lower prices and a less favorable product mix of $3.3 million primarily in the U.S. government and worsted wool businesses. These decreases were partially offset by higher sales volume in the Company’s synthetic and technical fabrics business of $2.2 million, lower raw material and energy costs of $2.1 million, higher selling prices and an improved product mix of $1.2 million primarily in the technical fabrics business as well as favorable impacts from changes in foreign currency exchange rates of $0.5 million.

Commission Finishing: Net sales in the commission finishing segment were $5.7 million in the three months ended September 30, 2014 compared to $5.4 million in the three months ended September 30, 2013. The increase from the prior year period was due to sales volume increases of $0.5 million primarily resulting from increased sales to certain U.S. militaries as a result of the easing of certain government budget constraints, partially offset by lower volumes of $0.2 million in the traditional commission finishing business primarily due to shifts in a certain customer’s product lines. Income in the commission finishing segment was $0.1 million in the three months ended September 30, 2014 compared to $0.2 million in the three months ended September 30, 2013 with such decrease primarily due to an unfavorable product mix and higher costs related to manufacturing.

All Other: Net sales in the all other segment were $0.2 million in the three months ended September 30, 2014 and 2013, which primarily represented sales in the Company’s transportation business.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $11.0 million in the three months ended September 30, 2014 and $9.6 million in the three months ended September 30, 2013. As a percentage of net sales, this expense was 7.1% in the three months ended September 30, 2014 and 6.1% in the three months ended September 30, 2013. Selling and administrative expenses increased in the three months ended September 30, 2014 primarily due to higher employee medical and prescription drug claims expenses and higher disability expense, partially offset by lower outside sales commission expense.

OTHER OPERATING INCOME—NET: Other operating income–net includes grant income from the U.S. Department of Commerce Wool Trust Fund of $3.2 million in the three months ended September 30, 2014 and $3.0 million in the three months ended September 30, 2013. The Company records such grant income upon confirmation of the availability of funds from this trust. Other operating income-net in the three months ended September 30, 2014 and 2013 includes net gains related to the disposal of other miscellaneous property and equipment of $0.2 million and $0.1 million, respectively.

INTEREST EXPENSE: Interest expense was $6.1 million in the three months ended September 30, 2014 in comparison with $7.8 million in the three months ended September 30, 2013. The decrease was primarily due to the cancellation, as of December 31, 2013, of $21.9 million in principal and accrued interest of the Company’s related party Tranche B Notes under the Stipulation and Settlement Agreement entered into by the Company in February 2014, which received court approval on August 29, 2014 and is no longer subject to appeal (see Note 9, “Commitments and Contingencies”), and lower outstanding balances on the Company’s U.S. revolving credit facility as a result of the application of proceeds from the sale of Summit Yarn in August 2014, partially offset by higher outstanding balances on the remaining Tranche B senior subordinated notes outstanding. Non-cash related party payable in-kind interest expense was $3.3 million and $4.7 million in the three months ended September 30, 2014 and 2013, respectively.

OTHER INCOME (EXPENSE)—NET: In the three months ended September 30, 2014, the Company recorded a gain of $9.4 million on the sale of its 50% equity interests in its Summit Yarn joint ventures. In the three months ended September 30, 2014, the Company paid or accrued $0.3 million in legal fees not related to current operations and recorded $3.8 million from the recovery of such legal fees under the Stipulation and Settlement Agreement, resulting in a net gain of $3.5 million. In the three months ended September 30, 2013, the Company paid or accrued $4.4 million in legal fees not related to current operations. Other expense - net in the three months ended September 30, 2014 and 2013 also included foreign currency exchange losses of $0.2 million and $0.5 million, respectively, related to the Company’s operations in Mexico and China.

INCOME TAX EXPENSE: Income tax expense was $0.3 million in the three months ended September 30, 2014 in comparison with $0.9 million in the three months ended September 30, 2013. Income taxes were lower in the three months ended September 30, 2014 primarily due to the favorable impact of tax reforms in Mexico which were enacted in the fourth quarter of 2013, partially offset by the unfavorable impacts from changes in foreign currency exchange rates.

DISCONTINUED OPERATIONS: Loss from discontinued operations in the three months ended September 30, 2014 was primarily related to the Narricot business. Loss from discontinued operations in the three months ended September 30, 2013 included $1.9 million related to the idled CDN facility, with the remainder related primarily to the Narricot business.

Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013

Consolidated: Consolidated net sales in the nine months ended September 30, 2014 and 2013 were $454.7 million and $454.1 million, respectively, a net increase of $0.6 million. The net increase in sales was primarily due to sales volume increases in the commission finishing segment due to an increase in the government uniform business, as well as increased demand and new product implementation in the Company’s synthetic and technical fabrics businesses and higher selling prices and an improved product mix primarily in the denim, technical fabrics and retail worsted wool businesses. These increases were partially offset by lower volume resulting from competitive pressures in the denim and airbag fabrics businesses, lower volume with worsted wool retail customers, and governmental budget constraints affecting certain municipal and foreign military uniform fabrics businesses, as well as lower selling prices and a less favorable product mix primarily in the U.S. government and synthetic fabrics businesses.

Gross profit in the nine months ended September 30, 2014 was $53.7 million, or 11.8% of net sales, compared to $57.0 million, or 12.5% of net sales, in the nine months ended September 30, 2013. Gross profit margins decreased primarily due to lower sales volumes, lower prices and a less favorable product mix in the U.S. government and synthetic fabrics businesses and higher manufacturing costs in the Company’s bottom-weight woven fabrics segment, partially offset by higher sales volume in the Company’s synthetic fabrics and commission finishing businesses, higher selling prices and an improved product mix primarily in the denim and technical fabrics businesses, and lower raw material costs and favorable impacts from changes in foreign currency exchange rates. Operating income in the nine months ended September 30, 2014 was $20.1 million compared to $29.0 million in the nine months ended September 30, 2013. Operating income decreased in the 2014 period as compared to the same period of the prior year primarily due to the lower gross profit margins described above as well as higher restructuring charges of $3.0 million and higher selling and administrative expenses of $2.8 million, each as described below.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment were $428.0 million in the nine months ended September 30, 2014 compared to $441.2 million in the nine months ended September 30, 2013. The decrease in sales of $13.2 million was primarily due to lower volume of $27.6 million primarily resulting from competitive pressures in the denim and airbag businesses, lower volume from worsted wool retail customers and governmental budget constraints affecting certain municipal and foreign military uniform fabrics businesses, as well as lower selling prices and a less favorable product mix of $4.2 million in the U.S. government and synthetic fabrics businesses. Such declines were partially offset by higher sales volumes of $10.2 million due to increased demand and new product implementation in the synthetic and technical fabrics businesses, as well as $8.3 million resulting from higher selling prices and an improved product mix primarily in the denim, technical fabrics and worsted wool businesses.

Income in the bottom-weight woven fabrics segment was $25.9 million in the nine months ended September 30, 2014 compared to $33.2 million in the nine months ended September 30, 2013. The decrease in income was primarily due to $12.8 million of lower sales volumes, $5.4 million of higher costs related to manufacturing and administration, and lower prices and a less favorable product mix of $3.8 million primarily in the U.S. government and synthetic fabrics businesses. These decreases were partially offset by higher sales volume in the Company’s synthetic and technical fabrics business of $5.5 million, lower raw material and energy costs of $5.0 million, higher selling prices and an improved product mix of $2.6 million primarily in the denim and technical fabrics businesses as well as favorable impacts from changes in foreign currency exchange rates of $1.8 million.

Commission Finishing: Net sales in the commission finishing segment were $26.2 million in the nine months ended September 30, 2014 compared to $12.5 million in the nine months ended September 30, 2013. The increase from the prior year period was due to sales volume increases of $12.0 million primarily resulting from increased sales to certain U.S. and foreign militaries as a result of the settlement of certain political issues as well as the easing of certain government budget constraints, and a more favorable product mix of $1.7 million. Income in the commission finishing segment was $1.4 million in the nine months ended September 30, 2014 compared to a loss of $1.4 million in the nine months ended September 30, 2013 with such improvement primarily due to the higher sales volume and an improved product mix, partially offset by higher energy costs.

All Other: Net sales in the all other segment were $0.7 million in the nine months ended September 30, 2014 and $0.8 million in the nine months ended September 30, 2013, which primarily represented sales in the Company’s transportation business.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $33.9 million in the nine months ended September 30, 2014 and $31.1 million in the nine months ended September 30, 2013. As a percentage of net sales, this expense was 7.4% in the nine months ended September 30, 2014 and 6.8% in the nine months ended September 30, 2013. Selling and administrative expenses increased in the nine months ended September 30, 2014 primarily due to higher employee medical and prescription drug claims expenses, higher incentive compensation expense and higher disability expense, partially offset by lower outside sales commission expense, lower professional fees and lower sample and testing expenses.

OTHER OPERATING INCOME—NET: Other operating income–net includes grant income from the U.S. Department of Commerce Wool Trust Fund of $3.2 million in the nine months ended September 30, 2014, and $3.0 million in the nine months ended September 30, 2013. The Company records such grant income upon confirmation of the availability of funds from this trust. Other operating income-net in the nine months ended September 30, 2014 and 2013 includes net gains related to the disposal of other miscellaneous property and equipment of $0.2 million in each period.

RESTRUCTURING CHARGES: Restructuring charges for the nine months ended September 30, 2014 included severance and other termination benefits and related costs of $3.0 million related to the restructuring of the Company’s executive structure, as well as severance and other termination benefits of $0.1 million due to workforce reductions at our worsted wool fabric manufacturing facility in Mexico. Restructuring charges for the nine months ended September 30, 2013 were primarily related to workforce reductions at the Company’s Carlisle commission finishing facility in the amount of $0.2 million, partially offset by the expiration of COBRA benefits related to certain prior year restructuring plans of $0.1 million.

INTEREST EXPENSE: Interest expense was $21.7 million in the nine months ended September 30, 2014 in comparison with $22.9 million in the nine months ended September 30, 2013. The decrease was primarily due to the cancellation, as of December 31, 2013, of $21.9 million in principal and accrued interest of the Company’s related party Tranche B Notes under the Stipulation and Settlement Agreement, lower outstanding balances on the Company’s U.S. revolving credit facility as a result of the application of proceeds from the sale of Summit Yarn in August 2014, and the repayment of $16.7 million of the Company’s Tranche A senior subordinated notes in March 2013, partially offset by higher outstanding balances on the remaining Tranche B senior subordinated notes outstanding. Non-cash payable in-kind interest expense was $13.3 million and $14.1 million in the nine months ended September 30, 2014 and 2013, respectively, including $13.3 million and $13.6 million, respectively, of non-cash related party interest expense.

OTHER INCOME (EXPENSE)—NET: In the nine months ended September 30, 2014, the Company recorded a gain of $9.4 million on the sale of its 50% equity interests in its Summit Yarn joint ventures. In the nine months ended September 30, 2014, the Company paid or accrued $2.6 million in legal fees not related to current operations and recorded a $3.8 million recovery of such legal fees under the Stipulation and Settlement Agreement, resulting in a net gain of $1.2 million. In the nine months ended September 30, 2013, the Company paid or accrued $8.2 million in legal fees not related to current operations. Other expense - net in the nine months ended September 30, 2014 and 2013 also included a foreign currency exchange gain of $0.4 million and a foreign currency exchange loss of $1.8 million, respectively, related to the Company’s operations in Mexico and China.

INCOME TAX EXPENSE: Income tax expense was $2.1 million in the nine months ended September 30, 2014 in comparison with $1.4 million in the nine months ended September 30, 2013. Income taxes were higher in the nine months ended September 30, 2014 primarily due to deferred income tax benefits from the Company’s subsidiaries in Mexico recognized in the nine months ended September 30, 2013 resulting from management's determination to release certain income tax valuation allowances under accounting principles generally accepted in the United States of America (“GAAP”), as well as the unfavorable impacts from changes in foreign currency exchange rates, partially offset by the favorable impact of tax reforms in Mexico which were enacted in the fourth quarter of 2013.

DISCONTINUED OPERATIONS: Loss from discontinued operations in the nine months ended September 30, 2014 included $6.4 million related to the Narricot business and $0.1 million related to the planned disposition of the assets of the idled ITG-PP facility. Loss from discontinued operations in the nine months ended September 30, 2013 included $4.6 million related to the Narricot business, $5.7 million related to the idled CDN facility and less than $0.1 million related to the idled ITG-PP facility. Loss from the Narricot business in the nine months ended September 30, 2014 included an impairment charge of $4.0 million primarily as a result of continued negative cash flows, the lack of significant increase in product sales, and projected losses in this segment. Loss from the Narricot business in the nine months ended September 30, 2013 included an impairment charge of $2.0 million primarily due to reduced sales and continued negative operating results arising from certain then-current government budget pressures and a slower than expected increase in other product sales.

Liquidity and Capital Resources

The Company has a significant amount of debt outstanding and will require substantial cash flows to service this debt in future periods. A substantial portion of the Company’s debt is payable by various of the Company’s subsidiaries organized in foreign jurisdictions and is non-recourse to the ITG parent company. In addition, a substantial portion of the Company’s debt, $154.9 million at September 30, 2014, is payable to related parties (certain entities affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board and controlling stockholder). On June 30, 2014, the Company extended the maturity date of such related party debt to June 30, 2019. As previously disclosed, the Company amended or refinanced certain credit agreements in the first quarter of 2013 that extended the maturities of those instruments and resulted in the extinguishment of certain high interest rate debt in the U.S.

The following table presents a summary of the Company’s debt obligations payable to unrelated third parties as of September 30, 2014 (in thousands). Amounts in the column labeled “U.S.” represent debt guaranteed by, or otherwise with recourse to, the ITG parent company. Amounts in the column labeled “International” represent debt of various of the Company’s international subsidiaries, but not guaranteed by, or with recourse to, the ITG parent company.

	U.S.	International	Total

Current portion of long-term debt	$3,061	$11,897	$14,958
Short-term borrowings	5,392	41,060	46,452
	8,453	52,957	61,410
Bank debt and other long-term obligations, net of current maturities	45,261	37,524	82,785
Total third party debt	$53,714	$90,481	$144,195

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

During the nine months ended September 30, 2014, the Company’s principal sources of funds consisted of proceeds from the sale of its equity interest in Summit Yarn, the sale of net assets of the Narricot business, proceeds from term loans and short term borrowings under bank financing facilities. In April 2014, a wholly-owned subsidiary of the Company in Mexico obtained $7.5 million of additional third-party financing for the purchase of new machinery and equipment. The Company’s principal uses of cash during the nine months ended September 30, 2014 were to fund operations related to working capital needs, capital expenditures, pension plan contributions, and payment of principal, interest and fees on various indebtedness, and the Company expects that its future cash uses will be for similar matters. Our significant leverage may adversely affect our business and financial performance and restrict our operating flexibility. The level of our indebtedness and our ongoing cash flow requirements expose the Company to a risk that continued or additional adverse economic developments or adverse developments in our business could make it difficult to meet the financial and operating covenants contained in our credit facilities, as well as our debt service requirements. Our success in generating future cash flows will depend, in part, on our ability to increase our sales, manage working capital efficiently, continue to reduce operating costs at our plants, and increase selling prices to offset any increase in raw material or other costs in all segments of our business.

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

Comparison of Cash Flows for the Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013

OPERATING ACTIVITIES: Net cash provided by operating activities was $1.4 million in the nine months ended September 30, 2014 compared to $1.8 million in the nine months ended September 30, 2013. Increases in net working capital, primarily due to lower sales and margins, lower accounts receivable collections, and higher inventories were partially offset by lower cash interest payments, lower contributions to the Company’s defined benefit pension plan and lower income tax payments.

INVESTING ACTIVITIES: Net cash provided by investing activities was $3.3 million in the nine months ended September 30, 2014 compared to net cash used by investing activities of $5.0 million in the nine months ended September 30, 2013. In the nine months ended September 30, 2014, the Company received net cash proceeds of $9.6 million and $4.2 million from the sale of Summit Yarn and the Narricot business, respectively. In the nine months ended September 30, 2014 and 2013, the Company received net cash proceeds of $0.4 million and $0.1 million, respectively, from the sale of other property, plant and equipment. Investing activities in the nine months ended September 30, 2014 and 2013 included $0.4 million and $0.5 million, respectively, of distributions from the Company’s unconsolidated affiliates. Capital expenditures were $5.1 million in the nine months ended September 30, 2014 and $3.3 million in the nine months ended September 30, 2013, and total capital expenditures are projected to be approximately $12.0 million during 2014. Investing activities in the nine months ended September 30, 2014 and 2013 included $6.3 million and $2.2 million, respectively, in deposits and other costs related to near-term purchases of equipment.

FINANCING ACTIVITIES: Net cash used in financing activities of $0.2 million in the nine months ended September 30, 2014 reflects the repayment of term loans and capital lease obligations of $11.5 million primarily with the proceeds from the sale of Summit Yarn, the net repayment of borrowings under revolving lines of credit of $1.5 million, proceeds from the issuance of term loans of $9.5 million, and net borrowings of short-term bank borrowings of $3.5 million related mainly to the Company’s denim operations. In addition, checks issued in excess of deposits decreased by $0.2 million in the nine months ended September 30, 2014. Net cash provided by financing activities of $3.1 million in the nine months ended September 30, 2013 reflects proceeds from increased bank revolving lines of credit of $13.9 million, repayment of term loans and capital lease obligations of $13.4 million, proceeds from the issuance of new term loans of $12.4 million, net proceeds from short-term bank borrowings of $7.7 million related mainly to the Company’s operations in China, the payment of financing fees of $0.8 million, and the repayment of the principal amount of certain Notes of $16.7 million using proceeds primarily from the refinanced bank debt and related activities.

See Notes 5, 6 and 9 of the Notes to Consolidated Financial Statements included herein for a discussion of the Company’s long-term debt, short-term borrowings and preferred stock.

Commitments

As of September 30, 2014, the Company had raw material and service contract commitments totaling $36.8 million and capital expenditure commitments of less than $0.1 million. ITG plans to fund these obligations from cash generated from operations and, depending upon limitations in its various loan agreements and to the extent available to the Company, from a combination of borrowings under its Amended and Restated Credit Agreement, dated as of March 30, 2011 (the “2011 Credit Agreement”), and other external sources of financing as management deems appropriate. ITG believes that future external financings may include, but may not be limited to, additional borrowings under existing, or any new, credit agreements, the issuance of equity or debt securities or additional funding from certain entities affiliated with the chairman of the Company’s board of directors, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

At December 31, 2013, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $12.6 million. The Company contributed $3.3 million to this plan during fiscal year 2013 and $2.1 million in the nine months ended September 30, 2014. The Company estimates making total contributions in the 2014 fiscal year of approximately $2.5 million. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employment reductions, if any, which may occur during any business restructuring) and other actuarial assumptions.

Off-Balance Sheet Arrangements

As of September 30, 2014, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of September 30, 2014 or December 31, 2013, except as noted below.

In 2011, the Company entered into a Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of WLR Recovery Fund IV, L.P. (“Fund IV”), an affiliate of Wilbur L. Ross, Jr., the Chairman of our Board of Directors and who, together with certain investment entities controlled by him (collectively, the “WLR Affiliates”), is our controlling stockholder. Pursuant to the Guaranty, the Company guaranteed the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV was a party and under which Fund IV agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company was required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. In each of the three months ended September 30, 2014 and 2013, the Company incurred guarantee fees of $0.2 million, and in each of the nine months ended September 30, 2014 and 2013, the Company incurred guarantee fees of $0.5 million.

In August 2014, the Company entered into Consent and Amendment No. 11 to the 2011 Credit Agreement which provided, among other things, for the termination of the Fund IV LC.  On October 14, 2014, the Fund IV LC was terminated and $1.2 million principal amount of additional Tranche B Notes were issued in satisfaction of the Company’s obligations thereunder.

Derivative Instruments

Derivative instruments used periodically by the Company for foreign currency, cotton, wool and natural gas purchases consist primarily of forward purchase contracts. The Company does not utilize financial instruments for trading or other speculative purposes. The Company has historically qualified for the “normal purchases exception” under GAAP for derivatives related to its cotton and wool forward purchase contracts and certain of its natural gas contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies and has designated such instruments as cash flow hedges under hedge accounting rules in 2014 and 2013. The Company did not designate its natural gas forward purchase contracts as hedges for any of the periods presented herein. The fair value of derivative liabilities recognized in the September 30, 2014 and December 31, 2013 consolidated balance sheets were $0.1 million and $0.3 million, respectively. The amount of gain (loss), net of income taxes, recognized in other comprehensive income (loss) related to the effective portion of derivative instruments was $(0.6) million and $0.1 million in the three and nine months ended September 30, 2014, respectively, and $0.1 million in the three and nine months ended September 30, 2013. The total amount of net gains on derivative instruments recognized in the consolidated statements of operations was $0.3 million and $0.4 million in the three and nine months ended September 30, 2014, respectively, and less than $0.1 million in the three and nine months ended September 30, 2013.

Critical Accounting Policies, Assumptions and Estimates

This management’s discussion and analysis of the Company’s financial position and results of operations is based on the Company’s unaudited consolidated financial statements and related notes. A summary of significant accounting policies applicable to the Company’s operations is disclosed in Note 1 to the Consolidated Financial Statements included in the Annual Report, and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. As of September 30, 2014, there were no changes in the nature of the Company’s then-existing critical accounting policies or the application of those policies from those disclosed in the Annual Report.

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

During the quarter ended September 30, 2014, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The third through sixth paragraphs of Note 9 to the Company’s Consolidated Financial Statements included elsewhere herein are incorporated herein by reference.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

The sixth paragraph of Note 6 to the Company’s Consolidated Financial Statements included elsewhere herein with respect to cumulative preferred stock dividends in arrears is incorporated herein by reference.

ITEM 6.     EXHIBITS

10.1

Consent and Amendment No. 11 to Credit Agreement, dated as of August 27, 2014, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto

10.2	Amendment No. 9 to Senior Subordinated Note Purchase Agreement, dated as of August 27, 2014, by and among International Textile Group, Inc. and the purchasers signatory thereto

10.3

English translation of amended and restated Factoring Discount Line Opening Agreement, dated as of August 15, 2014, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional de Mexico, S.A., as lender thereto

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

November 6, 2014
	By:	/s/ Gail A. Kuczkowski
Gail A. Kuczkowski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)