Form 10-K
period 2014-12-31
INTERNATIONAL TEXTILE GROUP INC
filed 2015-03-25
CIK 918964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based upon the assumption, solely for purposes of this computation, that W.L. Ross & Co. LLC and its affiliates (the majority stockholders of the Company) and all of the officers and directors of the registrant were affiliates of the registrant) as of the last business day of the registrant’s most recently completed second fiscal quarter was $696,271.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of March 15, 2015, was 17,468,327.

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

In addition to changes to the underlying beliefs and assumptions, developments with respect to important factors including, without limitation, the following, could cause our actual results to differ materially from those made or implied by any forward-looking statements:

●	national, regional and international economic conditions and the continued uncertain economic outlook;
●	adverse changes or increases in U.S. government policies that are unfavorable to domestic manufacturers, including, among other things, significant budget constraints and potential further cost reductions in various governmental agencies, including the U.S. Defense Department, that could affect certain of our businesses and result in impairments of our goodwill and/or indefinite lived intangible assets;
●	our financial condition, which may put us at a competitive disadvantage compared to our competitors that have less debt;
●	our ability to generate sufficient cash flows, improve our liquidity or fund significant capital expenditures;
●	our ability to comply with the covenants in our financing agreements, or to obtain waivers of these covenants when and if necessary;
●	our ability to repay or refinance our debt currently due or as it becomes due;
●	significant increases in the underlying interest rates on which our variable rate debt is based;
●	lower than anticipated demand for our products;
●	our dependence on the success of, and our relationships with, our largest customers;
●	competitive pricing pressures on our sales, and our ability to achieve cost reductions required to sustain global cost competitiveness;
●	our ability to develop new products that gain customer acceptance;
●	significant increases or volatility in the prices of raw materials, dyes and chemicals and rising utility costs, and our ability to plan for and respond to the impact of those changes;
●	risks associated with foreign operations and foreign supply sources, including international rules and regulations that could increase our cost of doing business;
●	successfully maintaining and/or upgrading our information technology systems;
●	our ability to protect our proprietary information and prevent or enforce third parties from making unauthorized use of our products and technology;
●	the funding requirements of our defined benefit pension plan or lower than expected investment performance by our pension plan assets;
●	changes in existing environmental laws or their interpretation, more vigorous enforcement by regulatory agencies or the discovery of currently unknown conditions;
●	risks associated with cyber-attacks and information technology breaches;
●	other factors not presently known to us or that we do not currently deem to be material.

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

Former ITG was formed in August 2004 by certain entities affiliated with Wilbur L. Ross, Jr., our controlling stockholder and who served as the Chairman of our Board of Directors until November 2014 (“WLR”), to consolidate the businesses of leading textile and fabric manufacturers, including Burlington Industries, Inc. (a manufacturer of textile products for apparel and interior furnishing products) and Cone Mills Corporation (a manufacturer of textile products, primarily denim, for apparel and interior furnishing products).

ITG’s strategy is to be the preeminent global supplier of solution-based, value-added performance products and services for the textile supply chain. Combined with capabilities in the U.S., Mexico and China, the Company’s facilities are a key part of the Company’s comprehensive global supply chain solution that is intended to allow the Company to seamlessly supply products and related services to customers worldwide. We believe geographically aligning with our customers is a critical component of our success.

Products and Segments

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has four operating segments that are reported to the chief operating decision maker (“CODM”) and three reportable segments that are presented herein. The reporting of the Company’s operations to the CODM in four segments is consistent with how the Company is managed and how resources are allocated by the CODM.

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

Commission Finishing

The Company manufactures fabrics for battle dress uniforms (camouflage) sold primarily to the U.S. government and to government contractors. The Company is a significant producer of military prints that are used to service the battle dress uniform business primarily for the U.S. government, but also for other governments and commercial interests. The Company believes it is one of the largest commission printers and finishers in North America. Commission textile dyeing, printing and finishing services are also provided by the Company for decorative fabrics and specialty prints. The Company’s capabilities in this business include preparation, surface enhancement, dyeing and finishing services.

All Other

The all other segment consists of operations related to transportation services and other miscellaneous items.

Discontinued Operations

On September 23, 2014, the Company completed the sale of the net assets related to Narricot Industries LLC (“Narricot”); on October 7, 2013, substantially all of the operating assets of the Company’s facility in Nicaragua (Cone Denim de Nicaragua or "CDN") were transferred to a third party in full settlement of CDN’s debt and lease financing obligations; and the Company deconsolidated all operations related to its ITG-Phong Phu Joint Venture facility in Vietnam (“ITG-PP”) as of May 25, 2012. The results of operations related to the Narricot, CDN and ITG-PP businesses are presented as discontinued operations for all periods presented in this Form 10-K. For more information regarding the sale of Narricot, the derecognition of CDN and the deconsolidation of ITG-PP, see Note 2 of the Notes to Consolidated Financial Statements.

Segment and Geographic Information

The Company generally attributes its revenues based on the shipping destination of products and attributes its long-lived assets to a particular country based on the location of the assets within each of the Company’s production facilities (see Item 2. “Properties”). The following table presents sales from continuing operations and tangible long-lived assets (including long-lived assets classified as assets held for sale) by reportable segment and geographic area as of and for the fiscal years ended December 31, 2014 and 2013 (in thousands).

	Year Ended
	December 31,
	2014	2013

Net Sales:
Bottom-weight Woven Fabrics	$563,167	$578,348
Commission Finishing	31,712	21,287
All Other	891	958
	595,770	600,593
Intersegment sales	(324)	(504)
	$595,446	$600,089

	Year Ended
	December 31,
	2014	2013
Net Sales:
United States	$233,324	$238,542
Mexico	209,892	212,008
Other Foreign	152,230	149,539
	$595,446	$600,089

	December 31,	December 31,
	2014	2013
Long-lived Assets:
United States	$17,217	$23,525
China	52,154	57,880
Mexico	34,906	24,046
	$104,277	$105,451

Customers

The Company markets and sells its products to a diversified, worldwide customer base within the bottom-weight woven fabric, government uniform fabric, decorative fabric, automotive safety and specialty fabric and services markets. The Company markets and sells its products to leading apparel brands within the bottom-weight woven fabric market.

The Cone Denim and Burlington WorldWide divisions serve customers throughout the apparel and specialty fabric supply chains, including a variety of cut and sew contractors and apparel wholesalers and retailers. The Company believes it is a leading supplier to the world’s leading jeanswear brands. The Company also believes it is a leading supplier to the U.S. military, directly and indirectly, of worsted wool fabrics for dress uniforms and printed fabrics for battle dress uniforms. In addition, printed fabrics for battle dress uniforms are marketed through the Company’s commission finishing segment.

The Company’s business is dependent on the success of, and its relationships with, its largest customers. One customer, V.F. Corporation, accounted for approximately 10% of the Company’s consolidated accounts receivable as of December 31, 2014, and such customer accounted for approximately 10% of the Company’s consolidated net sales in 2014 and 2013, which sales were in the bottom-weight woven fabrics segment. Additionally, the Company believes that two of its customers, Levi Strauss & Co. (in the bottom-weight woven fabrics segment) and the U.S. Department of Defense (in the bottom-weight woven fabrics and commission finishing segments), are able to direct certain of their respective producers to purchase products directly from the Company for use in these customers’ products. Although neither Levi Strauss & Co. nor the U.S. Department of Defense are directly liable for the payment by any of those producers for products purchased from the Company, the Company believes that continued sales to the producers of Levi Strauss & Co. and U.S. Department of Defense products are dependent upon the Company maintaining strong supplier/customer relationships with each of Levi Strauss & Co. and the U.S Department of Defense. The loss of or reduction in business from any key customer or supplier could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position.

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

Imports of foreign-made textile and apparel products, such as denim, men’s worsted wool tailored suiting fabrics, men’s and women’s synthetic active wear fabrics, and dobby fabric used in the commercial and institutional contract interior furnishings market, are a significant source of competition. While imports of textile and apparel garments from Asia have recently leveled off, the Company cannot predict the level of future imports from China, Vietnam and similar countries that may have price advantages as a result of lower labor costs and improving production and distribution facilities. Any future growth of imports could place additional competitive pressures on the Company’s U.S. and Mexican manufacturing locations. The Company has strategically located certain of its operations in China in order to, among other things, more effectively compete with lower cost producers, and believes that its geographic manufacturing diversity provides certain competitive benefits including the ability to increase lower cost production based on industry conditions.

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

Competition in the textile industry is based on various criteria, including ability to meet stringent performance and technical requirements and similarly high ongoing quality standards, ability to develop seasonal programs and keep up with temporary and/or seasonal demand, ongoing technical and design innovation, on-time delivery, creating solutions that meet customer needs, and price. The Company is focused on creating value-added performance products and services using advanced technical and design innovations across several key businesses, and attempting to differentiate the performance of its textile products from its competitors. The Company believes that it has a strong brand heritage and certain key core competencies, including in technical product development, product quality, yarn and fabric formation, color application and color consistency, application of technology to greige fabrics, and proprietary technology transfer, all of which allow the Company to increase the breadth of its value-added product lines to customers and compete more effectively.

Raw Materials

The Company uses many types of fiber, both natural (principally cotton and wool) as well as synthetic (polyester, nylon, polypropylene, acrylic, rayon, Tencel®, Nomex, and acetate), in the manufacture of its textile fabrics. The Company sources raw materials from a range of suppliers and strives to maintain multiple relationships for all key materials. Other materials, such as dyes and chemicals, are generally available, but, as in the case of the Company’s primary raw materials, continued availability is dependent to varying degrees upon the adequacy and cost of the polymers used in production, as well as petroleum prices.

Cotton and wool are generally available from a wide variety of domestic and foreign sources. Because our customers generally do not purchase our products under long-term supply contracts, but rather on a purchase order basis, we seek to ensure that products are available to meet customer demands while effectively managing inventory levels. The Company’s bottom-weight woven fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet expected operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. Prices for cotton and wool have declined in recent periods from historical highs; however, prices continue to fluctuate. In response to higher raw material costs in the open market or under our committed purchase contracts, we have in recent periods been able to increase sales prices to some extent in order to maintain sufficient margins, and we expect to continue to attempt to increase sales prices as necessary in the future.

In August 2014, the Company sold its 50% equity interest in the Summit Yarn LLC and Summit Yarn Holdings joint ventures (together, “Summit Yarn”) to its joint venture partner, Parkdale America, LLC (“Parkdale”). The Company’s yarn purchase agreement with Summit Yarn was amended upon completion of the sale of the joint ventures to provide for a continuing long-term supply of yarn for certain of the Company’s operations. Purchases of raw materials from Summit Yarn and Parkdale were approximately $60.6 million in 2014, which purchases were in the bottom-weight woven fabrics segment.

Synthetic fibers, principally polyester, are also generally available from a wide variety of sources both domestically and abroad. However, the prices of those fibers are influenced heavily by demand, manufacturing capacity, petroleum prices and the cost of the underlying polymers. Petroleum prices have fluctuated over recent periods, and the price of the primary synthetic fibers and dyes and chemicals used in the Company’s products, nylon and polyester, is heavily influenced by petroleum prices.

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

Employees

As of December 31, 2014, the Company employed approximately 4,650 individuals worldwide on a full time basis. The Company believes it is in compliance with federally regulated minimum wage requirements in all of its locations. Employees at the Company’s White Oak plant in the United States and at its facilities in Mexico and China are unionized. The Company has not experienced any work stoppages related to its work force and considers its relations with its employees and all unions currently representing its employees to be good.

Regulatory

The Company’s operations are subject to various product safety, environmental, employee safety, wage, and transportation-related statutes and other U.S. and foreign governmental regulations. The Company believes that it is in substantial compliance with existing laws and regulations and has obtained or applied for the necessary permits to conduct its business operations.

As a provider of textile products internationally, the sale of the Company’s products is subject to various regulations governing trade among countries. The Company seeks to maximize the benefits that may be achievable under trade laws of various countries. For example, under the North American Free Trade Agreement, or NAFTA, entered into between the United States, Mexico and Canada, there are no textile or apparel quotas between the United States and either Mexico or Canada for products that meet certain origin criteria. Because the Company is an apparel fabrics manufacturer and a resident, diversified textile product manufacturer in Mexico, the Company believes that NAFTA is generally advantageous to the Company. Generally, trade agreements such as NAFTA affect the Company’s business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that limit the countries from which ITG can purchase raw materials and set quantitative limits on products that may be imported from a particular country.

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

Customers of the automotive safety business often require the Company’s products to meet specific requirements for design validation. In such instances, the Company and its customers typically jointly participate in design and process validations and customers have reliability and performance criteria which must be met prior to qualifying suppliers and awarding a purchase order. The Company also performs process capability studies and designs experiments to determine whether the manufacturing processes meet or exceed the quality levels required by each customer. In addition, certain customers in the Company’s other businesses require or request stringent compliance with various guidelines related to, among others, labor, employee health and safety, legal, ethical, consumer safety, environmental and other corporate social responsibility issues. The Company’s practices under such programs have been well received to date.

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

Research and Development

The Company is committed to research and development of new products, product and process improvements, and improving the quality of its existing products. These efforts are primarily channeled toward improving the quality, styling and performance of its fabrics and related products. The Company’s research and development costs were approximately $6.2 million and $6.6 million in 2014 and 2013.

Both Burlington WorldWide and Cone Denim have a history of research and development projects which have resulted in new products such as denim fabrics with unique appearances, and specialty fabrics with performance characteristics such as increased flexibility without compromising comfort, moisture wicking and stain repellency, and fabric with fire retardant properties. The Company’s Burlington Labs group, which is a part of the bottom-weight woven fabrics segment, works with technology vendors to develop new fabric innovations in exchange for exclusivity commitments from these vendors on new products and to explore and develop proprietary technologies exclusive to Burlington WorldWide, including chemical formulations, fiber enhancements and fabric processing applications designed to lead to new fabric innovations. These innovations include odor absorption, insect repellency, flame retardancy, moisture wicking for a lasting cooling sensation, increased fabric flexibility, and sun protection properties woven into fabrics, without compromising comfort, hand aesthetics or appearance. These products are generally used in activewear and military apparel as well as in hospitals and home fashions. Cone Denim is recognized worldwide for value-added product innovation and market forward fashion, and its Cone 3D group is engaged in a number of new proprietary product development efforts intended to further expand the Company’s value-added product line. The innovation efforts of Cone 3D are focused in the areas of performance, comfort, uniqueness, and sustainability by identifying new fibers and raw materials, incorporating distinctive fiber blends and fabric constructions, and engineering unique process technologies, all supported by sustainable practices. For example, Cone Denim’s recent development efforts have resulted in ultra-high molecular weight fiber that offers increased strength and durability with minimum weight, and Cone 3D has been qualified to offer final product recycled bottle content certification to end users.

Intellectual Property

The Company maintains a portfolio of patents, trade secrets, trademarks and copyrights. The Company and its affiliates hold a number of patents that relate to technical improvements, and the enhancement of product performance, with respect to airbag fabric and technical related products, which will expire at various times in the future. The Company also has several registered trademarks for brand names for some of its technical fabrics. While the Company’s intellectual property portfolio is an important Company asset, neither its business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret. As the laws of many countries do not protect intellectual property to the same extent as the laws of the United States, the Company cannot provide assurances that it will be able to adequately protect its intellectual property assets outside of the United States. The failure to protect our intellectual property assets could have a material adverse effect on our business.

The Company engages in both active and passive branding in its various business segments, and seeks to leverage the heritage and authenticity of its established, widely-recognized brands and brand names, including Cone Denim®, Burlington House® and Burlington® in its bottom-weight woven fabrics segment, as well as its Raeford® Uniform brand name in its bottom-weight woven fabrics and government uniform fabrics.

Restructuring Activities

The Company continues to examine its manufacturing operations and evaluate opportunities to reconfigure manufacturing and supply chain operations with a focus on operational improvements and cost reductions, as well as seek appropriate opportunities to reduce the Company’s general and administrative expenses. The Company also continuously evaluates opportunities to restructure operations in an effort to better align its manufacturing base with long-term opportunities and increase return on investment. Management continuously evaluates the financial and operating results of our various businesses, and may seek to take various actions, including transferring operations, closing plants, idling operations or disposing of assets from time to time in order to respond to changing economic circumstances and to improve the Company’s overall liquidity and financial results.

Restructuring Activities in the Bottom-weight Woven Fabrics Segment

Hourly and salaried workforce reductions of 53 employees undertaken at our worsted wool fabric manufacturing facility in Mexico resulted in severance and other termination benefits of $0.1 million being recorded in 2014 in the bottom-weight woven fabrics segment. These workforce reductions were primarily attributable to the outlook for lower product demand at this facility. Restructuring recoveries in 2013 were due to the expiration of COBRA benefits of $0.1 million primarily related to employees at the U.S. denim facility.

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

Other Restructuring Activities

In April 2014, the Company implemented an initiative to reduce its corporate administrative cost structure. Because the Company’s size, complexity and business structure has decreased in recent years, the Company’s board of directors determined that cost savings could be achieved with the restructuring of the Company’s executive structure. As a result of this restructuring, the Company and one of its executive officers entered into an agreement in April 2014 that provides certain benefits through December 30, 2017. Such benefits and other related corporate costs in the aggregate amount of $3.0 million were recorded in 2014.

ITEM 2.      PROPERTIES

The Company’s corporate headquarters are located in Greensboro, North Carolina in a facility that is leased by the Company, and the Company owns all of its manufacturing facilities. The Company believes all facilities and machinery and equipment are in good condition and are suitable for the Company’s needs. The Company’s principal manufacturing and distribution facilities at December 31, 2014 are listed below:

PRINCIPAL PROPERTIES

Facility Name (Location)	Products and Segment	Country Location	Approximate Floor Area (Sq. Ft.)
Burlington Finishing Plant (Burlington, North Carolina)	Synthetic apparel and interior furnishings fabrics finishing (1)	U.S.	426,000
Carlisle Finishing Plant (Carlisle, South Carolina)	Commission finishing and government (2)	U.S.	665,000
Dunean Plant (Greenville, South Carolina)	Automotive safety and technical fabrics (1)	U.S.	826,000
Raeford Plant (Raeford, North Carolina)	Apparel and government (worsted) (1)	U.S.	647,000
Richmond Plant (Cordova, North Carolina)	Apparel, government and automotive safety (synthetic, worsted) (1)	U.S.	556,000
White Oak Plant (Greensboro, North Carolina)	Apparel (denim) (1)	U.S.	1,567,000
Casimires Plant (Yecapixtla, Morelos)	Apparel (worsted) (1)	Mexico	699,000
Cone Denim Jiaxing Plant (Jiaxing Zhejiang)	Apparel (denim) (1)	China	630,000
ITG-Phong Phu Plant (DaNang)	Idled facility (3), (4)	Vietnam	513,000
Jiaxing Burlington Textile Company (Jiaxing, Zhejiang)	Apparel (synthetic) and interior furnishings fabrics finishing (1)	China	187,000
Parras Cone Plant (Parras de la Fuente, Coahuila)	Apparel (denim) (1)	Mexico	652,000
Yecapixtla Plant (Yecapixtla, Morelos)	Apparel (denim) (1)	Mexico	493,000

____________

(1)	Bottom-weight woven fabrics segment
(2)	Commission finishing segment
(3)	Joint venture
(4)	The operations of ITG-PP were deconsolidated as of May 25, 2012 as a result of the Company having entered into the enforcement agreement described elsewhere herein.

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

The Company, as a nominal defendant, the plaintiffs and the Non-Company Defendants entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) relating to the Consolidated Action, which was approved by the Court on August 29, 2014 and is no longer subject to appeal. Pursuant to the Settlement Agreement, and in settlement of the Consolidated Action, (i) certain of the Non-Company Defendants made an aggregate $36.0 million cash payment (the “Cash Settlement”), consisting of a $16.0 million cash payment from the independent financial advisor and its insurers and a $20.0 million cash payment from other Non-Company Defendants and their insurers, (ii) $21.9 million in principal and accrued interest of the Company’s senior subordinated notes held by certain affiliates of the Company (the “Affiliates”), (which are designated as “senior subordinated notes—related party, including PIK interest” on the Company’s balance sheets and had a maturity date of June 6, 2015), were cancelled, together with all additional interest that accrued on such notes from December 31, 2013 through August 29, 2014 (collectively, the “Cancelled Notes”), and (iii) 10,315,727 shares of the Company’s Series A Preferred Stock, having a liquidation value of $257.9 million as of December 31, 2013, and 11,488 shares of the Company’s Series C Preferred Stock, having a liquidation value of $11.5 million as of December 31, 2013, in each case together with additional shares of Series A Preferred Stock and Series C Preferred Stock that accrued in arrears with respect to such shares through August 29, 2014 (collectively, the “Cancelled Preferred Stock”), all of which are held by the Affiliates, were cancelled on the effective date of the Settlement Agreement.

As a result of the approval by the Court of the Settlement Agreement, the Cancelled Notes and the Cancelled Preferred Stock were cancelled, and the Company’s respective obligations, and the Affiliates’ respective rights, thereunder were terminated, effective as of December 31, 2013. Such cancellations reduced the Company’s long-term debt and stockholders’ deficit by the amount of the Cancelled Notes, and reduced the aggregate liquidation value of the Series A Preferred Stock and the Series C Preferred Stock by the respective values of the Cancelled Preferred Stock. In 2014, the Company reversed $1.4 million of PIK interest expense that had been recorded through the six months ended June 30, 2014 related to the Cancelled Notes. In accordance with the Settlement Agreement, the Company received $3.8 million of cash from the Cash Settlement for use by the Company to pay fees and expenses of various legal and other advisors in connection with the Consolidated Action. Such amount was received in October 2014 and included in “Other income (expense) – net” in its consolidated statement of income for 2014.

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
PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Markets Group Inc. over-the-counter “OTCQB” marketplace tier under the symbol “ITXN.” The OTCQB marketplace tier includes securities of companies in the OTC Markets Group Inc. electronic quotation system that are registered and current in their reporting with the applicable regulatory authority, such as the SEC. As a result of the significant concentration of stock ownership by affiliates of WLR, as described elsewhere herein, there is only a limited public trading market in the Company’s common stock. There can be no assurances that an active trading market in the Company’s common stock will develop and, if it does develop, will be sustained. The following table sets forth the range of high and low bids on the common stock during each quarter within the years ended December 31, 2014 and 2013, respectively, as reported by the OTC Markets Group Inc. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low

Year Ended December 31, 2014
First Quarter	$0.2201	$0.1015
Second Quarter	0.246	0.1501
Third Quarter	0.21	0.16
Fourth Quarter	0.21	0.12

Year Ended December 31, 2013
First Quarter	$0.005	$0.003
Second Quarter	0.26	0.0051
Third Quarter	0.20	0.08
Fourth Quarter	0.15	0.12

As of February 28, 2015, there were approximately 350 holders of record of the Company’s common stock.

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

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	222,612	$10.10	4,000,000

Equity compensation plans not approved by security holders	-	$-	-
Total	222,612	$10.10	4,000,000

In connection with the Merger, the Company assumed the Equity Incentive Plan (the “Equity Incentive Plan”) and the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”) of Former ITG. No further grants of equity awards are authorized to be made under either of these plans. As of December 31, 2014, a total of 189,025 and 33,587 shares may be issued under outstanding awards at a weighted average exercise price of $10.10 under each of the Equity Incentive Plan and the Directors’ Plan, respectively.

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

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has four operating segments that are reported to the chief operating decision maker (“CODM”) and three reportable segments that are presented herein. The bottom-weight woven fabrics segment consists of heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The all other segment consists of expenses related to transportation services and other miscellaneous items. As a result of various transactions, the Company’s former narrow fabrics business, the Cone Denim de Nicaragua business and the ITG-PP business in Vietnam are presented as discontinued operations in the Company’s consolidated statements of income for all periods presented in this report.

Strategy

ITG’s strategy is to be the preeminent global supplier of solution-based, value-added performance products and services for the textile supply chain. Combined with capabilities in the U.S. Mexico, and China, the Company’s facilities are a key part of the Company’s comprehensive global supply chain solution that is intended to allow the Company to seamlessly supply products and related services to customers worldwide. We believe geographically aligning with our customers is a critical component of our success.

Business and Industry Trends

The textile industry in general has seen a slowdown or leveling off of imports of textile products into the U.S. from other countries over the last few years due to, among other things, a narrowing of labor, energy and production cost differentials, rising shipping costs, slowing pace of economic growth in China and an increased interest in U.S.-produced goods. While improved consumer confidence, the easing of certain government budget constraints, and increased capital investment by companies in recent periods led to some modest increases in sales in 2013 and early 2014, competitive pressures, consolidations at the retail level affecting certain of our customers, the end of or reduction of certain of our military programs, and uncertainty regarding longer-term macroeconomic growth prospects and the overall economic environment have negatively affected certain of our businesses, primarily in the second half of 2014. The global economic environment continues to be uncertain and volatile. Uncertainty regarding unemployment levels, further government and municipal deficit reduction measures, including potential further reductions in U.S. Department of Defense spending, and the prospects for sustained economic recovery continue to negatively impact consumer, military and municipal spending, which has had, and could continue to have, adverse effects in the significant markets in which we operate and on our businesses. The Company has taken, and expects to continue to take, steps to counter this continued economic uncertainty. These actions include, among other things, negotiating higher sales prices for certain products, negotiating new working capital and other financing arrangements, focusing on new product development, implementing cost saving initiatives and sourcing decisions, and a focus on consistent productivity improvements.

The Company’s bottom-weight woven fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet operating requirements as well as to meet the product specifications and sourcing requirements of anticipated future customer orders. Prices for cotton and wool, principal raw materials for the Company’s products, have declined in recent periods from historical highs. However, prices continue to fluctuate. Petroleum prices have fluctuated over the last two years, and the price of the primary synthetic fibers and dyes and chemicals used in the Company’s products, nylon and polyester, is heavily influenced by petroleum prices, resulting in fluctuations in the Company’s gross margins.

In response to higher raw material costs in the open market or under our committed purchase contracts, we attempt to increase sales prices in order to maintain sufficient margins. While we attempt to pass on increased raw material costs to our customers, if the Company incurs increased raw material or other costs that it is unable to recoup through price increases, or experiences interruptions in its raw materials supply, our business, results of operations, financial condition and cash flows may be adversely affected.

Restructuring Charges

Restructuring charges for 2014 included severance and other termination benefits and related costs of $3.0 million related to the restructuring of the Company’s executive structure, as well as severance and other termination benefits of $0.1 million due to workforce reductions at our worsted wool fabric manufacturing facility in Mexico. The 2013 restructuring recoveries are primarily related to the expiration of COBRA benefits of $0.1 million related to employees at the Company’s White Oak denim facility, partially offset by workforce reductions at the Company’s Carlisle finishing facility in the amount of $0.1 million.

Results of Operations

Net sales and income (loss) from continuing operations before income taxes for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense) - net. Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for 2014 and 2013 were primarily attributable to commission finishing sales of $0.3 million and $0.5 million, respectively.

	Year Ended
	December 31,
	2014	2013

Net Sales:
Bottom-weight Woven Fabrics	$563,167	$578,348
Commission Finishing	31,712	21,287
All Other	891	958
	595,770	600,593
Intersegment sales	(324)	(504)
	$595,446	$600,089

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$34,356	$42,725
Commission Finishing	1,473	(821)
All Other	–	(76)
Total reportable segments	35,829	41,828
Corporate expenses	(10,261)	(8,141)
Other operating income - net	3,368	3,148
Restructuring charges	(3,116)	(2)
Interest expense	(28,789)	(30,652)
Other income (expense) - net	14,016	(9,485)
	11,047	(3,304)
Income tax benefit (expense)	(3,486)	10,375
Equity in income (losses) of unconsolidated affiliates	(109)	124
Income from continuing operations	7,452	7,195
Discontinued operations, net of income taxes:
Loss from discontinued operations	(6,559)	(11,778)
Loss on disposal of net assets	(501)	–
Gain on derecognition of net assets	–	27,874
Income (loss) from discontinued operations	(7,060)	16,096
Net income	$392	$23,291

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

Consolidated: Consolidated net sales in 2014 and 2013 were $595.4 million and $600.1 million, respectively. The decrease in sales was primarily due to lower volume resulting from competitive pressures in the denim and airbag fabrics businesses, lower volume with worsted wool retail customers, and governmental budget constraints and program changes affecting certain municipal and foreign military uniform fabrics businesses, as well as lower selling prices and a less favorable product mix primarily in the U.S. government, worsted wool and synthetic fabrics businesses. These decreases were partially offset by sales volume increases in the commission finishing segment due to an increase in the government uniform business, as well as increased demand and new product implementation in the synthetic and technical fabrics businesses and higher selling prices and an improved product mix primarily in the denim and technical fabrics businesses.

Gross profit in 2014 was $71.4 million, or 12.0% of net sales, compared to $75.9 million, or 12.6% of net sales, in 2013. Gross profit margins decreased primarily due to lower sales volumes, lower prices and a less favorable product mix in the U.S. government, worsted wool and airbag fabrics businesses and higher manufacturing costs in the Company’s bottom-weight woven fabrics segment due to lower production, partially offset by higher sales volume in the Company’s synthetic fabrics, commission finishing and technical fabrics businesses, higher selling prices and an improved product mix primarily in the technical fabrics business, and lower raw material costs and favorable impacts from changes in foreign currency exchange rates. Operating income in 2014 was $25.8 million compared to $36.8 million in 2013. Operating income decreased in 2014 as compared to the prior year primarily due to the lower gross profit margins described above as well as higher restructuring charges of $3.1 million and higher selling and administrative expenses of $3.6 million, each as described below.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment were $563.2 million in 2014 compared to $578.3 million in 2013. The decrease in sales of $15.1 million was primarily due to lower volume of $25.2 million primarily resulting from competitive pressures in the denim and airbag businesses, lower volume from worsted wool retail customers and governmental budget constraints and program changes affecting certain municipal and foreign military uniform fabrics businesses, as well as lower selling prices and a less favorable product mix of $3.4 million in the U.S. government, worsted wool and synthetic fabrics businesses. Such declines were partially offset by higher sales volumes of $10.7 million due to increased demand and new product implementation in the synthetic and technical fabrics businesses, as well as $2.6 million resulting from higher selling prices and an improved product mix primarily in the denim and technical fabrics businesses.

Income in the bottom-weight woven fabrics segment was $34.4 million in 2014 compared to $42.7 million in 2013. The decrease in income was primarily due to $14.3 million of lower sales volumes, $3.8 million of higher manufacturing costs due to lower production, lower prices and a less favorable product mix of $5.4 million primarily in the U.S. government, worsted wool and synthetic fabrics businesses and higher incentive compensation expense of $1.3 million. These decreases were partially offset by lower raw material and energy costs of $7.5 million, higher sales volume in the Company’s synthetic and technical fabrics business of $5.8 million, higher selling prices and an improved product mix of $0.4 million primarily in the technical fabrics business as well as favorable impacts from changes in foreign currency exchange rates of $2.8 million.

Commission Finishing: Net sales in the commission finishing segment were $31.7 million in 2014 compared to $21.3 million in 2013. The increase was due to sales volume increases of $8.5 million primarily resulting from increased sales to certain U.S. and foreign militaries as a result of the settlement of certain political issues as well as the easing of certain government budget constraints, and a more favorable product mix of $1.9 million. Income in the commission finishing segment was $1.5 million in 2014 compared to a loss of $0.8 million in 2013 with such improvement primarily due to the higher sales volume and an improved product mix, partially offset by higher energy and labor costs.

All Other: Net sales in the all other segment were $0.9 million in 2014 and $1.0 million in 2013, which primarily represented sales in the Company’s transportation business.

SELLING AND ADMINISTRATIVE EXPENSES: Consolidated selling and administrative expenses (including amounts allocated to the Company’s reportable segments discussed above and bad debt expense or recoveries) were $45.8 million in 2014 and $42.2 million in 2013. As a percentage of net sales, this expense was 7.7% in 2014 compared to7.0% in 2013. Selling and administrative expenses increased in 2014 primarily due to higher employee medical and prescription drug claims of $3.1 million and higher incentive compensation expense of $0.9 million. Other increases in travel and disability expenses of $0.3 million were partially offset by lower outside sales commission expense, lower professional fees, lower sample and testing expenses, and lower bad debt expense of $0.8 million.

OTHER OPERATING INCOME—NET: Other operating income–net includes grant income from the U.S. Department of Commerce Wool Trust Fund of $3.0 million in each of 2014 and 2013. The Company records such grant income upon confirmation of the availability of funds from this trust. Other operating income-net in 2014 and 2013 also includes net gains related to the disposal of miscellaneous property and equipment of $0.4 million in 2014 and $0.1 million in 2013.

RESTRUCTURING CHARGES: Restructuring charges in 2014 included severance and other termination benefits and related costs of $3.0 million related to the restructuring of the Company’s executive structure, as well as severance and other termination benefits of $0.1 million due to workforce reductions at our worsted wool fabric manufacturing facility in Mexico. Restructuring charges in 2013 were primarily related to workforce reductions at the Company’s Carlisle commission finishing facility in the amount of $0.1 million, partially offset by the expiration of COBRA benefits related to certain prior year restructuring plans of $0.1 million.

INTEREST EXPENSE: Interest expense was $28.8 million in 2014 in comparison with $30.7 million in 2013. The decrease was primarily due to the cancellation, as of December 31, 2013, of $21.9 million in principal and accrued interest of the Company’s related party Tranche B Notes under the Stipulation and Settlement Agreement, lower outstanding balances on the Company’s U.S. revolving credit facility as a result of the application of proceeds from the sale of Summit Yarn in August 2014, and the repayment of $16.7 million of the Company’s Tranche A senior subordinated notes in March 2013, partially offset by higher outstanding balances on the remaining Tranche B senior subordinated notes outstanding. Non-cash payable in-kind interest expense was $18.1 million and $19.0 million in 2014 and 2013, respectively, including $18.1 million and $18.5 million, respectively, of non-cash related party interest expense.

OTHER INCOME (EXPENSE)—NET: In 2014 the Company recorded a gain of $9.4 million on the sale of its 50% equity interests in its Summit Yarn joint ventures. In 2014 the Company recorded a net recovery of $0.9 million in third party legal fees not related to current operations and recorded a $3.8 million recovery of such legal fees under the Stipulation and Settlement Agreement, resulting in a net gain of $4.7 million. In 2013 the Company paid or accrued $7.1 million in legal fees not related to current operations. Other income (expense) - net in 2014 and 2013 also included foreign currency exchange losses of $0.1 million and $2.3 million, respectively, related to the Company’s operations in Mexico and China.

INCOME TAX (EXPENSE) BENEFIT: Income tax expense was $3.5 million in 2014 in comparison with an income tax benefit of $10.4 million in 2013. The income tax benefit in 2013 resulted primarily from major tax reforms in Mexico (as discussed below), deferred income tax benefits from the Company’s subsidiaries in Mexico resulting from certain statutory income tax rate changes, certain foreign exchange effects resulting in lower taxable earnings in Mexico, and management's determination to release certain income tax valuation allowances under accounting principles generally accepted in the United States of America (“GAAP”). In December 2013, Mexico enacted income tax reform legislation which, among other things, established the corporate income tax rate at 30%, repealed the flat tax regime, and repealed certain consolidation filing provisions. Such changes resulted in a net deferred income tax benefit of approximately $10.0 million in 2013 due to the release of various uncertain income tax positions primarily related to consolidation filing provisions, as well as changes in statutory rates and certain other regulations. In addition, in 2013 the Company recognized a $16.8 million deferred tax asset related to additional net operating losses resulting from positions taken by the Company for claims filed against certain assets in Vietnam and the related impact on certain of the Company’s income tax returns filed during 2013, with the benefit of such losses fully offset by an increase of $16.8 million in the valuation allowance, resulting in a zero net effect on the Company’s consolidated financial statements. In certain foreign jurisdictions, the Company’s subsidiaries have operated under tax incentive programs that provided reduced or zero tax rates for certain subsidiaries for certain periods that remain currently open for examination by local authorities. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets will be dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.

DISCONTINUED OPERATIONS: Loss from discontinued operations in 2014 included $6.4 million related to the Narricot business and $0.1 million related to the planned disposition of the assets of the idled ITG-PP facility. Loss from discontinued operations in 2013 included $5.7 million related to the Narricot business, $6.0 million related to the idled CDN facility and $0.1 million related to the idled ITG-PP facility. Loss from the Narricot business in 2014 included an impairment charge of $4.0 million primarily as a result of continued negative cash flows, the lack of significant increase in product sales, and projected losses in this segment. Loss from the Narricot business in 2013 included an impairment charge of $2.0 million primarily due to reduced sales and continued negative operating results arising from certain then-current government budget pressures and a slower than expected increase in other product sales.

Liquidity and Capital Resources

The Company has a significant amount of debt outstanding and will require substantial cash flows to service this debt in future periods. A substantial portion of the Company’s debt, $81.2 million at December 31, 2014, is payable by various of the Company’s subsidiaries organized in foreign jurisdictions and is non-recourse to the ITG parent company. In addition, a substantial portion of the Company’s debt, $160.9 million at December 31, 2014, is payable to related parties (certain entities affiliated with WLR). On June 30, 2014, the Company extended the maturity date of such related party debt to June 30, 2019.

The Company amended or refinanced certain credit agreements in the fourth quarter of 2014 that extended the maturities of certain instruments to 2019 and lowered interest rates on outstanding debt in the U.S. In January 2015, the Company’s subsidiaries in Mexico refinanced their outstanding term loans by entering into new term loan agreements due in January 2020, including a new five year $7.0 million term commitment for the purchase of machinery and equipment which can be drawn upon until January 2016; as of the date hereof no amount has been drawn on this additional commitment.

The following table presents a summary of the Company’s debt obligations payable to unrelated third parties as of December 31, 2014 (in thousands). Amounts in the column labeled “U.S.” represent debt guaranteed by, or otherwise with recourse to, the ITG parent company. Amounts in the column labeled “International” represent debt of various of the Company’s international subsidiaries, but not guaranteed by, or with recourse to, the ITG parent company.

	U.S.	International	Total

Current portion of long-term debt	$3,068	$9,169	$12,237
Short-term borrowings	5,658	38,106	43,764
	8,726	47,275	56,001
Bank debt and other long-term obligations, net of current maturities	27,382	33,876	61,258
Total third party debt	$36,108	$81,151	$117,259

The ITG parent company (U.S.) has also guaranteed an additional $6.0 million of certain of the above international debt through stand-by letters of credit which is not included in the table above.

Notwithstanding the non-recourse nature of a significant portion of the debt in the table above, the failure by any of the Company’s international subsidiaries to timely meet their respective obligations when due could also materially adversely impact the Company’s ability to maintain foreign operations, and result in the Company incurring significant non-cash impairment or other charges or have a material adverse effect on the Company’s ability to execute on its strategy.

During 2014, the Company’s principal sources of funds consisted of proceeds from net sales, the sale of its equity interest in Summit Yarn, the sale of the net assets of the Narricot business, and term loans and short term borrowings under bank financing facilities. In April 2014 and January 2015, a wholly-owned subsidiary of the Company in Mexico obtained $7.5 million and $7.0 million, respectively, of additional third-party financing for the purchase of new machinery and equipment. The Company’s principal uses of cash during 2014 were to fund operations related to working capital needs, capital expenditures, pension plan contributions, and payment of principal, interest and fees on various indebtedness, and the Company expects that its future cash uses will be for similar matters. Based on current expectations, we believe that the cash on hand, cash flow expected to be generated by our operations and funds available under our credit facilities and short-term borrowings should be sufficient to service our debt payments requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures, with improvements expected due to the elimination of the Narricot business and resulting net cash outflows. Any material deterioration in our results of operations, however, may result in our losing the ability to borrow under our U.S. revolving credit facility or replenish our short-term borrowings currently in place. Our success in generating future cash flows will depend, in part, on our ability to increase our sales, manage working capital efficiently, continue to reduce operating costs at our plants, and increase selling prices to offset any increase in raw material or other costs in all segments of our business.

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

Comparison of Cash Flows for Year Ended December 31, 2014 to Year Ended December 31, 2013

OPERATING ACTIVITIES: Net cash provided by operating activities was $32.4 million in 2014 compared to $20.3 million in 2013. Higher accounts receivable collections due to lower days sales outstanding, lower cash interest payments, cash received as a part of the Stipulation and Settlement Agreement, lower contributions to the Company’s defined benefit pension plan and lower income tax payments were partially offset by increased accounts payable payments as a result of timing of payments to vendors.

INVESTING ACTIVITIES: Net cash provided by investing activities was $1.8 million in 2014 compared to net cash used in investing activities of $6.9 million in 2013. In 2014, the Company received net cash proceeds of $9.6 million and $4.2 million from the sale of Summit Yarn and the Narricot business, respectively. In 2014 and 2013, the Company received net cash proceeds of $0.7 million and $0.2 million, respectively, from the sale of other property, plant and equipment. Investing activities in 2014 and 2013 included $0.4 million and $0.5 million, respectively, of distributions from the Company’s unconsolidated affiliates. Capital expenditures and deposits related to purchases of equipment were $13.0 million in 2014 and $7.6 million in 2013. Higher capital expenditures and the deposits for equipment primarily related to upgrading equipment at our facilities, mainly in Mexico, to support our manufacturing and cost reduction efforts in the bottom-weight woven segment. As we continue with our upgrading and cost reduction plans, we expect to spend between $10.0 million and $12.0 million on capital expenditures during 2015.

FINANCING ACTIVITIES: Net cash used in financing activities of $28.3 million in 2014 reflects mainly the net repayment of borrowings under revolving lines of credit of $22.2 million primarily using proceeds from the sale of Summit Yarn, the sale of the Narricot business and proceeds from the payment as a part of the Stipulation and Settlement Agreement, the repayment of term loans and capital lease obligations of $15.1 million, proceeds from the issuance of term loans of $9.5 million, net short-term bank borrowings of $0.6 million related mainly to the Company’s denim operations, and the payment of financing fees of $0.9 million. Net cash used in financing activities of $12.9 million in 2013 reflects mainly repayment of term loans and capital lease obligations of $18.4 million, proceeds from increased bank revolving lines of credit of $4.6 million, proceeds from the issuance of new term loans of $13.3 million, net proceeds from short-term bank borrowings of $5.3 million related primarily to the Company’s operations in China, the payment of financing fees of $0.8 million, and the repayment of the principal amount of certain Notes of $16.7 million using proceeds primarily from the refinanced bank debt and related activities.

See Item 3, “Legal Proceedings”, and Notes 8 and 13 of the Notes to Consolidated Financial Statements included herein for a discussion of the Company’s long-term debt, short-term borrowings and preferred stock.

Commitments

As of December 31, 2014, the Company had raw material and service contract commitments totaling $38.4 million and capital expenditure commitments of less than $0.1 million. ITG plans to fund these obligations from cash generated from operations and, depending upon limitations in its various loan agreements and to the extent available to the Company, from a combination of borrowings under its 2011 Credit Agreement and other external sources of financing as management deems appropriate. ITG believes that future external financings may include, but may not be limited to, additional borrowings under existing, or any new, credit agreements, the issuance of equity or debt securities or additional funding from certain entities affiliated with WLR, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

At December 31, 2014, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $12.0 million. The Company contributed $2.5 million to this plan during fiscal year 2014, and $3.3 million in 2013. The Company estimates making total contributions in the range of $2.2 million to $2.8 million in 2015. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employment reductions, if any, which may occur during any business restructuring) and other actuarial assumptions.

Off-Balance Sheet Arrangements

As of December 31, 2014, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of December 31, 2014 or 2013, except as noted below.

In 2011, the Company entered into a Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of WLR Recovery Fund IV, L.P. (“Fund IV”), an affiliate of WLR who, together with certain investment entities controlled by him (collectively, the “WLR Affiliates”), is our controlling stockholder. Pursuant to the Guaranty, the Company has guaranteed the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV was a party and under which Fund IV agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Under the 2011 Credit Agreement, the lenders (i) were entitled to receive payment under a $3.7 million evergreen standby letter of credit executed by Fund IV (the “Fund IV LC”), or (ii) the Company’s investments in ITG-PP discussed above were required to be repaid to the Company by ITG-PP no later than one month prior to the March 31, 2016 expiration date of the Fund IV LC. In August 2014, the Company entered into Consent and Amendment No. 11 to the 2011 Credit Agreement which provided, among other things, for the termination of the Fund IV LC. On October 14, 2014, the Fund IV LC was terminated and an additional $1.2 million of principal amount of Tranche B Notes were issued in satisfaction of the Company’s obligations thereunder for accrued guaranty fees.

Cone Denim (Jiaxing) Limited has outstanding short-term working capital loans from various Chinese financial institutions, including approximately $2.4 million guaranteed by a $2.8 million standby letter of credit with a WLR Affiliate pursuant to the Guaranty. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. Also pursuant to the Guaranty, the Company is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. In 2014 and 2013, the Company incurred guarantee fees of $0.6 million and $0.7 million, respectively.

Derivative Instruments

Derivative instruments used periodically by the Company for foreign currency, cotton, wool and natural gas purchases consist primarily of forward purchase contracts. The Company does not utilize financial instruments for trading or other speculative purposes. The Company has historically qualified for the “normal purchases exception” under GAAP for derivatives related to its cotton and wool forward purchase contracts and certain of its natural gas contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company periodically uses certain derivative financial instruments to reduce exposure to the volatility of certain foreign currencies and has designated such instruments as cash flow hedges under hedge accounting rules in 2014 and 2013. The Company did not designate its natural gas forward purchase contracts as hedges for any of the periods presented herein. The fair value of derivative liabilities recognized in the December 31, 2014 and 2013 consolidated balance sheets were $0.6 million and $0.3 million, respectively. The total amount of net gains (losses) on derivative instruments recognized in the consolidated statements of income was a gain of less than $0.1 million in 2014 and a gain of $0.1 million in 2013. The amount of loss, net of income taxes, recognized in other comprehensive income (loss) related to the effective portion of derivative instruments was $0.5 million in 2014 and $0.2 million in 2013.

Seasonality

The strongest portion of the consumer apparel sales cycle is typically March through November as customers target goods to be sold at retail for the back-to-school fall, holiday and spring seasons. Consumer apparel fabric sales have become increasingly seasonal, as well, as customers have begun to rely more upon contract sewing and have sought to compress the supply cycle to mirror retail seasonality. Sales in the Company’s other businesses are generally not seasonal and can vary based on numerous factors. Our consolidated net sales from continuing operations in each of the first, second, third and fourth quarters of 2014 represented 24%, 26%, 26% and 24%, respectively, of our total net sales from continuing operations for the year.

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

Critical Accounting Policies, Assumptions and Use of Estimates

Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements. The consolidated financial statements of the Company are prepared in conformity with GAAP. The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of trade receivables, inventories, goodwill and other intangible assets, impairment of long-lived assets, income taxes, and insurance costs, among others. These estimates and assumptions are based on managements’ best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including an evaluation of the current global economic climate. Management monitors economic conditions and other factors and adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currency and equity values and uncertainties in the global economic environment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ from these estimates under different assumptions or conditions. Changes in these estimates resulting from changes in one or more of these factors, or in the general economic environment or any other relevant factor will be reflected in the financial statements in the period in which such change occurs. The Company’s management believes the critical accounting policies listed below are the most important to the fair presentation of the Company’s financial condition and results of operations. These policies require the most significant judgments and estimates of the Company’s management in the preparation of the Company’s consolidated financial statements.

Revenue Recognition. Sales are recorded upon shipment or delivery, depending on when title and the risks and rewards of ownership passes, to unaffiliated customers, collectability is reasonably assured and pricing is fixed or determinable. The Company classifies amounts billed to customers for shipping and handling in net sales, and costs incurred for shipping and handling in cost of sales in the consolidated statement of income. Accruals are made for sales and other allowances based on the Company’s experience. Taxes assessed by a governmental authority that are imposed directly on a revenue-producing transaction are presented on a net basis in the consolidated statements of income.

Accounts Receivable, Net. Trade accounts receivable are recorded at the invoiced amount and bear interest in certain cases that is recognized as the interest is received. The Company continuously performs credit evaluations of its customers, considering numerous inputs including, but not limited to, each customer’s financial position; past payment history; cash flows; management capability; historical loss experience; and general and industry economic conditions and prospects. The Company estimates its allowance for doubtful accounts based on a combination of historical and current information regarding the balance of accounts receivable, as well as the current composition of the pool of accounts receivable. The Company determines past due status on accounts receivable based on the contractual terms of the original sale. Accounts receivable that management believes to be ultimately uncollectible are written off upon such determination. While our credit losses have historically been within our calculated estimates, it is possible that future losses could differ significantly from those estimates. The Company records sales returns as a reduction to sales, cost of sales, and accounts receivable and an increase to inventory based on return authorizations for off-quality goods. Returned products that are recorded as inventories are valued based upon expected realizability. We do not believe the likelihood is significant that materially higher bad debt losses or sales returns will occur based on prior experience.

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

Valuation of Long-lived Assets. In accordance with FASB ASC 360, “Property, Plant, and Equipment”, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not in excess of the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by the estimated future discounted cash flows or prices for similar assets. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical to determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. The Company reviews the estimated useful lives of intangible assets when impairment testing is performed. If events and circumstances warrant a change in the estimated useful life, the remaining carrying amount is amortized over the revised estimated useful life. Should business conditions deteriorate, which could impact our estimates of future cash flows and fair value, there exists the potential that additional impairment charges could be required, which charges could have a material adverse effect on our consolidated financial statements.

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

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives. The Company continually monitors conditions that may affect the carrying value of its intangible assets. When conditions indicate a potential impairment of such assets, the Company evaluates the estimated fair value of the assets. When the estimated fair value of an asset is less than the carrying value of the asset, the impaired asset is written down to its estimated fair value, with a charge to operations in the period in which impairment is determined. Should future business conditions deteriorate, which could impact our estimates of future cash flows and fair value, there exists the potential that additional impairment charges could be required, which charges could have a material adverse effect on our consolidated financial statements.

Costs incurred in connection with financing activities are deferred and amortized over the lives of the respective financing instruments using the straight-line method, which approximates the effective interest rate method, and are charged to interest expense. Recognition of such deferred costs may be accelerated upon certain modifications or exchanges of the underlying financing instruments.

Insurance. Insurance liabilities are recorded based upon the claim reserves established through actuarial methods and estimates, as well as historical claims experience, demographic factors, severity factors, expected trend rates and other actuarial assumptions. To mitigate a portion of its insurance risks, the Company maintains insurance for individual claims exceeding certain dollar limits. Provisions for estimated losses in excess of insurance limits are provided at the time such determinations are made. The accruals associated with the exposure to these liabilities, as well as the methods used in such evaluations, are reviewed by management for adequacy at the end of each reporting period and adjustments, if any, are currently reflected in earnings. Actual costs may vary from these estimates.

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

Income Taxes. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions, the most significant of which are Mexico and China. Income taxes are accounted for under the rules of FASB ASC 740, “Income Taxes”, and a full income tax provision is computed for each reporting period. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the change in rate. A valuation allowance is provided for deferred income tax assets when, in the opinion of management, it is more likely than not that some or all of its deferred income tax assets will not be realized. In evaluating the expected future realization of its deferred income tax assets, ITG considers both positive and negative evidence related to expected future reversals of existing taxable temporary differences, projections of future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, and potential tax-planning strategies. The Company records interest and penalties related to income tax settlements in income tax expense in the consolidated statement of income. Significant judgments are required in order to determine the realizability of the deferred income tax assets. Changes in the expectations regarding the realization of deferred income tax assets could materially impact income tax expense in future periods. For uncertain income tax positions on the Company’s income tax returns, the Company first determines whether it is more likely than not that each income tax position would be sustained upon audit. The Company then estimates and measures any tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities. If the Company later modifies its evaluations, the Company records the related changes in the tax provision during the period in which such determinations are made.

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

Under the direction of the Company’s principal executive officer and principal financial officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 in accordance with the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that such internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides the names, ages and positions of the individuals who currently serve as members of the board of directors, or as executive officers, of the Company. On March 18, 2015, Stephen W. Bosworth and Dr. Daniel D. Tessoni, each members of the board of directors, tendered their resignations as directors effective April 1, 2015.

Name	Age	Positions and Offices
Kenneth T. Kunberger	55	President and Chief Executive Officer and Director
Robert E. Garren	58	Vice President, Human Resources and Corporate Communications
Craig J. Hart	52	Vice President and Treasurer
Neil W. Koonce	67	Vice President, General Counsel and Secretary
Gail A. Kuczkowski	59	Executive Vice President and Chief Financial Officer
James W. Payne	65	President, Carlisle Finishing
Jeffrey H. Peck	54	President, Burlington Worldwide Group
Stephen W. Bosworth	75	Director
William P. Carmichael	71	Director
Michael J. Gibbons	44	Director
John W. Gildea	71	Director
Harvey L. Tepner	58	Director
Dr. Daniel D. Tessoni	67	Director
David L. Wax	62	Director

Kenneth T. Kunberger is the President and Chief Executive Officer, and a director of the Company. He has held this position since May 2014. Previously, he was Chief Operating Officer of the Company, a position he held since December 2011. Prior to that, he served as President of ITG Apparel & Specialty Fabrics Group for the Company, a position he held since January 2009 and prior to that, was President of the Burlington Worldwide division of ITG from the completion of the Merger to January 2009. Prior thereto, he held that position with Former ITG from its inception in August 2004. Prior to that, he served as Executive Vice President, Sales and Marketing, of the Sportswear and Casualwear divisions of Burlington Industries from 1998 to 2002, as President of Burlington Industries Worldwide-North America division from 2002 to 2004, and as President of Burlington Industries’ Apparel Fabrics division in 2004. Through his more than 30 years of experience in the textile industry, Mr. Kunberger has significant experience with, and an understanding of, the management of multi-location, global operations, including specifically with respect to manufacturing, marketing and sales issues and the operational and organizational issues involved. In addition, as our chief executive officer, he is uniquely able to advise the board of directors on the opportunities and challenges of managing the Company, as well as its day-to-day operations and risks.

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

James W. Payne is President of the Carlisle Finishing LLC business segment and his responsibilities also currently include the manufacturing operations of Burlington Finishing and effective November 1, 2014, Safety Components facilities of the Company. Mr. Payne’s responsibilities also included Narricot Industries LLC until the business was sold in September 2014. Mr. Payne has been the President of the Carlisle Finishing LLC business since January 2007. Previously he was President of the Carlisle Finishing division and held that position since the completion of the Merger. Prior to that, Mr. Payne was the President of the Carlisle Finishing division of Former ITG since 2005 and Executive Vice President of the Carlisle Finishing division of Former ITG from August 2004 to 2005. Prior to that, he served as Executive Vice President of the Carlisle Finishing division of Cone Mills from 1997 to 2004.

Jeffrey H. Peck is President of the Burlington Worldwide Group and has served in this role since January 2012. Previously he oversaw the Apparel and Specialty Fabrics division and was responsible for the worsted and specialty fabrics markets for the Company, a position he had held since January 2009. Prior to that, Mr. Peck was Executive Vice President for the Burlington Worldwide division of ITG, responsible for the synthetic and specialty fabrics apparel markets from 2007 to 2009. Prior to that, he served as Managing Director of the Burlington WorldWide operations in Asia and was based in Hong Kong for a two-year assignment. Prior to that, Mr. Peck served as Executive Vice President of the Burlington WorldWide division of Former ITG. Prior to that, he held a similar position for Burlington Industries from 2001 to 2004.

Stephen W. Bosworth has been a member of the board of directors of the Company since the completion of the Merger, and as mentioned above, has tendered his resignation from the board of directors effective April 1, 2015. Prior to the Merger, Mr. Bosworth was a member of the board of directors of Former ITG since December 2004. He served as Dean of The Fletcher School of Law and Diplomacy at Tufts University, Medford, Massachusetts, from February 2001 to 2013. He is currently a senior fellow at the Kennedy School of Government, Harvard University. He served as the Special Representative for North Korea Policy for the Secretary of State from 2009 until October 2011. Mr. Bosworth also served as United States Ambassador to the Republic of Korea from November 1997 to February 2001 and prior to that Mr. Bosworth served as the Executive Director of the Korean Peninsula Energy Development Organization, an inter-governmental organization established by the United States, the Republic of Korea and Japan to address issues concerning North Korea. Mr. Bosworth’s experience in foreign service, international diplomacy, and education has been of substantial importance to the board of directors and the Company in addressing the international growth aspects of the Company’s business.

William P. Carmichael has been a director of the Company since November 2012. Mr. Carmichael, a private consultant, co-founded The Succession Fund in 1998 to provide an exit strategy to owners of privately held companies. This Fund was sold in 2007. Prior to forming The Succession Fund, Mr. Carmichael worked for Price Waterhouse (now PricewaterhouseCoopers) for four years, and has twenty-six years of experience in various financial positions with global consumer product companies. Mr. Carmichael currently serves on the boards of directors of The Finish Line, Inc., and as Chairman of the Columbia Funds, Tri-Continental Corporation and Columbia Seligman Premium Technology Growth Company. Mr. Carmichael also served on the following boards, Cobra Electronics Corporation until August 2014, McMoRan Exploration from June 2010 to 2013, and Simmons Bedding from 2004 to 2010. Mr. Carmichael is a member of the advisory council of NYSE Governance Services. Mr. Carmichael brings to the Company considerable expertise in investments and in mergers and acquisitions in small and middle market companies, which we believe provides significant insight to the Company. In addition, Mr. Carmichael’s experience serving on the board of directors of several other public companies allows us to leverage his experiences with respect to, among other things, appropriate oversight and related board actions.

Michael J. Gibbons has been a director of the Company since December 2005 and the Chief Financial Officer of W.L. Ross & Co. LLC (“WLR LLC”) since July 2002. From 1996 to July 2002, Mr. Gibbons was a Senior Manager of the Hedge Fund/Investment Partnership specialty practice group of Marcum LLP, a public accounting and financial consulting firm. Mr. Gibbons is licensed as a certified public accountant in the State of New York and graduated from Pace University with a B.A. in Business Administration. Mr. Gibbons’ current service as a Chief Financial Officer, as well as his previous experience in public accounting and financial consulting, provides an appropriate platform for him to advise and consult with the board of directors and the Company’s Audit Committee on financial related matters.

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

Harvey L. Tepner has been a director of the Company since December 2012 and a Principal of WLR LLC since 2008.  Prior to joining WLR LLC, Mr. Tepner was an investment banker focusing on corporate restructurings and troubled company mergers and acquisitions at several investment banking firms including Compass Advisers, Loeb Partners Corporation, Dillon, Read & Co. Inc. and Rothschild Inc.  He began his career with Price Waterhouse in Canada.  Mr. Tepner’s experience as a private equity investor and investment banker and his overall expertise in business strategy, corporate development, finance, mergers and acquisitions~~,~~ and corporate governance is beneficial to the board of directors and to the Company.  Mr. Tepner also serves as a director of Core-Mark Holdings, Inc., Plascar Participacoes Industriais S.A., and several private companies controlled by WLR LLC. Mr. Tepner is a Chartered Accountant and Chartered Professional Accountant (Canada).

Dr. Daniel D. Tessoni has been a director of the Company since May 2005, and as mentioned above, has tendered his resignation from the board of directors effective April 1, 2015. Dr. Tessoni holds a Ph.D. in accounting and finance from Syracuse University, is an assistant professor of accounting at the Saunders College of Business at the Rochester Institute of Technology in Rochester, New York, and has been a member of the accounting faculty since 1974. He is licensed as a certified public accountant in the State of New York. He is also the owner of Value Based Management Associates, through which he provides financial training and consulting services to a wide variety of publicly and privately held companies. Dr. Tessoni is director of Genesee Regional Bank, a community bank in Rochester, New York. He serves as the chair of its audit committee and is a member of the compliance and loan review committees. Dr. Tessoni is a director of Western New York Energy, an ethanol producing company located in upstate New York. He chairs the audit committee and serves on the compensation and risk committees. Dr. Tessoni served as a director of ACC Corp., a multinational provider of telecommunication services, from 1987 until its acquisition by Teleport Communications Group Inc. (now part of AT&T) in 1998, and was the chair of its audit committee and a member of its executive, compensation and nominating committees and several special committees. He is a member of the Board of Trustees of Paul Smith’s College, where he chairs the audit, finance and investment committees, Dr. Tessoni’s experience and expertise in finance and accounting matters has been beneficial to the board of directors and to the Company. Dr. Tessoni’s public company board experience has also contributed to his familiarity with current issues and has assisted in identifying and addressing appropriate governance practices for the Company.

David L. Wax has been a director of the Company since the completion of the Merger. Prior to that, Mr. Wax was a member of the board of directors of Former ITG since its inception in August 2004. He is a Managing Director of WLR LLC, a position he has held since 2000. Mr. Wax has served as a director of OCM India Limited since January, 2013. Prior to that time, he was a Managing Director at Rothschild, Inc., an investment banking firm, where he was active in restructurings and workouts for over 10 years. Before joining Rothschild, Mr. Wax was with Bankers Trust for 15 years. Mr. Wax has considerable international business and investment banking experience. The Company believes his experiences and skills benefit the board of director’s discussions related to financing and strategic opportunities.

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

Nominating Committee; Nominating Procedure

The Company’s board of directors does not have a standing nominating committee (and consequently does not have a nominating committee charter), and all directors participate in the consideration of director-nominees. The Company believes that it is not necessary to have a standing nominating committee because of the fact that the WLR Affiliates, through its affiliates, own approximately 82% of the outstanding common stock and approximately 84% of the voting power of the Company and, therefore, have the ability to control the election of all directors. The board of directors of the Company does not currently have a formal policy for stockholder recommendations for director-nominees for the aforementioned reasons.

Audit Committee

The Company’s board of directors has a standing audit committee currently composed of three directors, Dr. Daniel D. Tessoni (chair), Michael J. Gibbons and David L. Wax. Effective April 1, 2015, upon Dr. Tessoni's resignation from the board of directors, the audit committee will be composed of three directors, William P. Carmichael (chair), Michael J. Gibbons and David L. Wax. The Company’s board of directors has determined that Dr. Tessoni and Mr. Carmichael are audit committee financial experts (within the meaning of Item 407(d) of Regulation S-K, promulgated under the Exchange Act) with respect to the Company. In making such determination, the board took into consideration, among other things, the express provision in Item 407(d) of Regulation S-K that the designation of a person as an audit committee financial expert shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on such person as a member of the audit committee and the board of directors, nor shall it affect the duties and obligations of other audit committee members or the board. The common stock of the Company is not traded on the New York Stock Exchange (the “NYSE”) or any other national securities exchange; however, the Company’s board of directors has determined that Dr. Tessoni and Mr. Carmichael are independent within the meaning of NYSE Rule 303A.02 and Rule 10A-3(b) promulgated under Section 10A of the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics, the Standard of Business Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, as well as to its directors and other employees. A copy of this code of ethics has been filed as an Exhibit to this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons who beneficially own more than 10% of the Company’s common stock, are required to file initial reports of ownership and reports of certain changes in ownership with the SEC. Based solely upon our review of copies of such reports, we believe that our directors and executive officers, and beneficial owners of more than 10% of our common stock, timely complied with all applicable filing requirements for our 2014 fiscal year.

Stockholder Communications with the Board of Directors

The Company currently does not have a formal process for stockholders to send communications to the board of directors. Because the Company’s public stockholder base is small, the Company’s board of directors believes a formal process is unnecessary.

ITEM 11.     EXECUTIVE COMPENSATION

The Company’s board of directors has a standing compensation committee currently composed of Mr. Bosworth (chair), Mr. Wax, and Dr. Tessoni. Effective April 1, 2015, upon the resignation of Mr. Bosworth and Dr. Tessoni from the board of directors, the compensation committee will be composed of John W. Gildea (chair), Mr. Wax and Mr. Tepner. The common stock of the Company is listed on the OTC Markets Group Inc. (formerly known as Pink OTC Markets Inc.) over-the-counter “OTCQB” marketplace tier and not on the NYSE or any other exchange; however, the Company’s board of directors has determined that Mr. Bosworth, Dr. Tessoni and Mr. Gildea are independent within the meaning of NYSE Rule 303A.02.

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

Summary Compensation Table

The following table sets forth information regarding the compensation of the Named Executive Officers, consisting of our current principal executive officer, retired principal executive officer, and the other two most highly compensated individuals who served as executive officers at December 31, 2014.

Summary Compensation Table

						Non-Equity	Non-
						Incentive	Qualified
						Plan	Deferred	All Other
				Stock	Option	Compensa-	Compensation	Compensa-
Name and Principal		Salary	Bonus	Awards	Awards	tion	Earnings	tion (1)	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Kenneth T. Kunberger	2014	$536,667	$416,000	$0	$0	$31,000	$0	$98,470	$1,082,137
President and Chief Executive Officer	2013	$451,250	$275,000	$0	$0	$0	$0	$229,362	$955,612

Joseph L. Gorga	2014	$275,000	$0	$0	$0	$0	$0	$480,513	$755,513
Retired President and Chief Executive Officer (2)	2013	$660,000	$275,000	$0	$0	$0	$0	$35,167	$970,167

Jeffrey H. Peck	2014	$325,000	$175,000	$0	$0	$9,000	$0	$49,507	$558,507
President, Burlington WorldWide	2013	$304,167	$115,000	$0	$0	$0	$0	$98,343	$517,510

Gail A. Kuczkowski	2014	$275,000	$160,000	$0	$0	$29,000	$0	$47,703	$511,703
Executive Vice President and Chief Financial Officer	2013	$270,000	$115,000	$0	$0	$0	$0	$97,811	$482,811

Notes:

1.

2014 amounts include car allowances, Company matching contributions to the Company’s 401(k) plan, premiums for supplemental long-term disability coverage, and premiums for life insurance benefits. For Mr. Kunberger, Mr. Peck, and Ms. Kuczkowski, 2014 amounts also include contractual interest payments made on vested retention and bonus awards and a tax gross up payment related to the retention award. Pursuant to a separation agreement, 2014 payments to Mr. Gorga also include payments equivalent to his base salary, payment for unused vacation, and payment for reimbursement of COBRA costs.

2.	Mr. Gorga retired as President and Chief Executive Officer as of May 31, 2014 and retired from the Company’s board of directors as of June 30, 2014.

Employment Agreements, Termination of Employment Arrangements and Change of Control Payments

The Company has entered into an employment agreement with Mr. Kunberger. The employment agreement provides that Mr. Kunberger will be eligible to receive severance payments in the event of a termination without “cause” or resignation for “good reason” (both as defined in the employment agreement). In the event of a termination without cause or resignation with good reason, Mr. Kunberger would be entitled to a prorated portion of his target bonus amount (as specified in the employment agreement) for the year in which the termination occurs and to payments equal to two times his base salary, car allowance, and club dues benefit, plus two times the average of his previous two years’ annual bonus. Mr. Kunberger would also receive an amount equal to the COBRA premiums for himself and any eligible dependents, with a full gross-up for all applicable federal, state, and local taxes, for the period he and/or his dependents remain eligible for COBRA, but not to exceed eighteen months from the termination date. These severance payments would be due to Mr. Kunberger as outlined above in the event of termination without cause, for good reason, or in connection with a change of control of the Company, as defined in the employment agreement. In addition to the severance payments noted above, any unvested equity awards for Mr. Kunberger would become fully vested and the holding requirement would cease to apply in the event of a change of control of the Company.

In addition, the Company has entered into severance agreements with Mr. Peck and Ms. Kuczkowski which provide that they will be eligible to receive severance payments equal to eighteen months base salary in the event of termination without “cause” or resignation for “good reason” (both as defined in the severance agreement).

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to all unexercised stock options and vested restricted stock grants as of December 31, 2014 previously awarded to the Named Executive Officers under the Company’s equity incentive and stock option plans adopted in 2005. No other equity awards to the Named Executive Officers were outstanding as of December 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that Have Not Vested ($)

Kenneth T. Kunberger	23,510	0	0	$10.10	9/26/2015	0	$0	0	$0

Joseph L. Gorga	0	0	0	N/A	N/A	0	$0	0	$0

Jeffrey H. Peck	10,075	0	0	$10.10	9/26/2015	0	$0	0	$0

Gail A. Kuczkowski	0	0	0	N/A	N/A	0	$0	0	$0

Director Compensation

The Company has available for use a combination of cash and stock-based incentive compensation to attract and retain certain qualified candidates to serve on its board. In setting director compensation, the Company considers the significant amount of time that directors expend in fulfilling their duties as directors as well as the expertise and knowledge required. Compensation levels are reviewed periodically by the board of directors and adjusted as deemed appropriate. Executive officers who serve as directors of the Company are not entitled to additional compensation for such services. In addition, the board of directors of the Company has deemed it appropriate that only non-employee directors who are not affiliated with WLR should receive compensation for service as a member of the Board. Each non-employee director not affiliated with WLR receives an annual retainer of $40,000 for services as a director. In addition to this retainer, each of those directors receives $1,500 per day for all board and committee meetings attended in person, and $750 per day for all board and committee meetings attended by telephone or video conference. Further, the Chair of the Audit Committee receives an annual retainer of $10,000 and the Chair of the Compensation Committee receives an annual retainer of $5,000. All fees are paid on a quarterly basis. The Company also reimburses non-employee directors for expenses incurred in attending board and committee meetings.

In addition, from time to time, certain of the Company’s directors may be entitled to certain additional compensation for providing services to the Company other than in the ordinary course of their service as a director.

The amounts set out in the table below consist of all amounts paid to non-employee members of the Company’s board of directors for their service as a board member of the Company in 2014. The Committee chose not to make any equity-based awards in 2014.

2014 Director Compensation (1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Stephen W. Bosworth(2)	$57,000	$0	$57,000
William P. Carmichael	$60,500	$0	$65,000
Michael J. Gibbons	$0	$0	$0
John W. Gildea	$65,000	$0	$65,000
Wilbur L. Ross, Jr.	$0	$0	$0
Harvey L. Tepner	$0	$0	$0
Daniel D. Tessoni	$71,000	$0	$71,000
David L. Wax	$0	$0	$0

__________________

(1)

See the Summary Compensation Table above for information on the compensation paid to Kenneth T. Kunberger and Joseph L. Gorga. Mr. Gorga retired from the Company’s board of directors as of June 30, 2014.

(2)	At December 31, 2014, Mr. Bosworth held options to purchase up to 33,587 shares of common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of shares of ITG common stock, Series C preferred stock (the “Series C Preferred Stock”) and Series A convertible preferred stock (the “Series A Preferred Stock”) as of March 15, 2015 by (1) each person (including any group deemed a “person” under Section 13(d)(3) of the Exchange Act) known to ITG to beneficially own more than 5% of ITG’s common stock, (2) each of ITG’s Named Executive Officers, (3) each of ITG’s directors and (4) all directors and current executive officers of ITG as a group. Information relating to beneficial ownership is based upon “beneficial ownership” concepts set forth in rules of the SEC. Under those rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of, or to direct the disposition of, such security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership (such as by exercise of options) within 60 days. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial interest. Except as indicated in notes to the table, directors and executive officers possessed sole voting and investment power with respect to all of their respective shares in the table. Shares not outstanding which are subject to options exercisable within 60 days by persons in the group or a named individual are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of common stock owned by the group or such individual.

This table is based, in part, upon information supplied to ITG by its officers, directors and principal stockholders, and Schedules 13D filed with the SEC, as applicable.

Name	Number of Shares of Common Stock Beneficially Owned	Number of Shares of Series C Preferred Stock (1) Beneficially Owned	Number of Shares of Series A Preferred Stock (2) Beneficially Owned	Percent of Common Stock Beneficially Owned	Percent of Series C Preferred Stock Beneficially Owned	Percent of Series A Preferred Stock Beneficially Owned	Percent of Total Voting Power Beneficially Owned (1)(2)
WL Ross & Co. LLC and Affiliated Entities (3)	14,334,155	114,628	2,900,099	82.1%	100%	91.6%	83.6%
Kenneth T. Kunberger (4)	54,040	—	—	*	—	—	*
Joseph L. Gorga (5)	142,477	—	—	*	—	—	*
Jeffrey H. Peck (6)	23,643	—	—	*	—	—	*
Gail A. Kuczkowski	—	—	—	—	—	—	—
Stephen W. Bosworth (7)	33,587	—	—	*	—	—	*
William P. Carmichael	—	—	—	—	—	—	—
Michael J. Gibbons (8)	—	—	—	—	—	—	—
John W. Gildea	—	—	—	—	—	—	—
Harvey L. Tepner (8)	—	—	—	—	—	—	—
Daniel D. Tessoni	—	—	—	—	—	—	—
David L. Wax (8)	—	—	—	—	—	—	—
All directors and current executive officers as a group (13 persons) (9)	14,522,119	114,628	2,900,099	82.1%	100%	91.6%	84.9%

——————

NOTES:

*	Represents less than 1% of the outstanding class of stock.
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

(3)

WLR Recovery Fund II, L.P. (“Fund II”) directly owns 268,244 shares of common stock, WLR Recovery Fund III L.P. (“Fund III”) directly owns 4,356,639 shares of common stock and International Textile Holdings, Inc. (“Holdings”) directly owns 9,709,272 shares of common stock of the Company. Fund II is the majority stockholder of Holdings, WLR Recovery Associates II LLC (“Associates II”) is the general partner of Fund II and WLR Recovery Associates III LLC (“Associates III”) is the general partner of Fund III. Wilbur L. Ross, Jr., our controlling stockholder and who served as the Chairman of our board of directors until November 2014, is the managing member of each of Associates II and Associates III. Accordingly, Associates II, Associates III and Mr. Ross may be deemed to share voting and dispositive power over the shares of common stock owned by Fund II, Fund III and Holdings. WLR Recovery Fund IV, L.P. (“Fund IV”) directly owns 114,250 shares of Series C Preferred Stock and WLR IV Parallel ESC, L.P. (“ESC”) directly owns 378 shares of Series C Preferred Stock. WLR/GS Master Co-Investment, L.P. directly owns 2,900,099 shares of Series A Preferred Stock. Mr. Ross has certain voting and dispositive power with respect to securities owned by Fund IV, ESC and WLR/GS Master Co-Investment, L.P. As a result, Mr. Ross may be deemed to beneficially own such shares of Series C Preferred Stock owned by Fund IV and ESC as well as such shares of Series A Preferred Stock owned by WLR/GS Master Co-Investment, L.P. To the extent Mr. Ross is deemed to beneficially own any of the foregoing shares, he disclaims such ownership. The address of Mr. Ross and such entities is, c/o WL Ross & Co. LLC, 1166 Avenue of the Americas, 25th Floor New York, New York 10036.

(4)	Includes options to purchase up to 23,510 shares of common stock.
(5)	Mr. Gorga retired as President and Chief Executive Officer as of May 31, 2014 and retired from the Company’s board of directors as of June 30, 2014.
(6)	Includes options to purchase up to 10,075 shares of common stock.
(7)	Consists of options to purchase up to 33,587 shares of common stock.
(8)

Excludes shares beneficially owned by WLR LLC and affiliated entities. Mr. Wax is a Managing Director of WLR LLC. Mr. Tepner is a Principal of WLR LLC. Mr. Gibbons is the Chief Financial Officer of WLR LLC. Each of Mr. Wax, Mr. Tepner and Mr. Gibbons disclaims beneficial ownership of all shares held by WLR LLC and affiliated entities.

(9)

Includes options to purchase up to 97,397 shares of common stock. Also includes all shares held by WLR LLC and affiliated entities. Mr. Wax is a Managing Director of WLR LLC. Mr. Tepner is a Principal of WLR LLC. Mr. Gibbons is the Chief Financial Officer of WLR LLC. Each of Mr. Wax, Mr. Tepner and Mr. Gibbons disclaims beneficial ownership of all shares held by WLR LLC and affiliated entities.

The information required to be disclosed in this Item 12 by Item 201(d) of Regulation S-K is included in Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Form 10-K.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Wilbur L. Ross, Jr., our controlling stockholder and who served as the Chairman of our Board of Directors until November 2014, is Chairman and Chief Strategy Officer of WLR LLC. Michael J. Gibbons, David L. Wax, and Harvey L. Tepner, each members of our board of directors, are chief financial officer, managing director, and principal, respectively, of WLR LLC.

WLR LLC may from time-to-time provide advisory services to the Company (consisting of consulting and advisory services in connection with strategic and financial planning, investment management and administration and other matters relating to our business and operations of a type customarily provided by sponsors of U.S. private equity firms to companies in which they have substantial investments, including any consulting or advisory services that the Company’s board of directors reasonably requests). In return for such services, WLR LLC may charge a quarterly management fee of $0.5 million and is reimbursed for any reasonable out-of-pocket expenses (including expenses of third-party advisors retained by WLR LLC). Per the Note Purchase Agreement, as amended, the payment of the management fees may not occur while a default or event of default has occurred and is continuing or would arise as a result of such payment, or at any time while payable in-kind (“PIK”) interest on the Company’s Tranche A senior subordinated notes (see Note 8 “Long-Term Debt and Short-Term Borrowings”) was unpaid. As a result, WLR LLC did not charge the Company for management fees in 2014 or 2013. At December 31, 2014, $2.5 million related to management fees was payable to WLR LLC on a non-interest bearing basis.

The Company has entered into a marketing and service arrangement with OCM India Limited (“OCM”), which is owned by certain affiliates of WLR. Under the arrangement, the Company provides certain operations, marketing and service assistance to OCM in exchange for a service fee. In 2014, the Company received $0.2 million from OCM for service fees and sales commissions.

From time to time, the WLR Affiliates have purchased or received as PIK Interest Tranche B Notes. The Company also issued additional Tranche B Notes of $1.2 million in 2014 to Fund IV in connection with the Guaranty as described below. Under the Stipulation and Settlement Agreement, $21.9 million in principal and accrued interest of the Tranche B Notes outstanding as of December 31, 2013 was cancelled, together with all additional interest that accrued on such notes from December 31, 2013 through August 29, 2014. The largest aggregate principal amount outstanding under the Tranche B Notes during 2014 was $173.5 million. The Company has not repaid any principal on any of the Tranche B Notes, and all interest on the Tranche B Notes to date has been accrued or converted to additional principal amounts. At December 31, 2014, $160.9 million aggregate principal amount of Tranche B Notes was outstanding with an interest rate of 12.0%, including interest that has been converted to principal.

Also under the Stipulation and Settlement Agreement, $11.4 million (11,475 shares) and $257.6 million (10,304,963 shares) of Series C Preferred Stock and Series A Preferred Stock, respectively, and certain related dividends in arrears were cancelled.

The Company has obligations under an amended Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of Fund IV. Pursuant to the Guaranty, the Company has guaranteed the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV was a party and under which Fund IV agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Under the 2011 Credit Agreement, the lenders (i) were entitled to receive payment under a $3.7 million evergreen standby letter of credit executed by Fund IV (the “Fund IV LC”), or (ii) the Company’s investments in ITG-PP discussed above were required to be repaid to the Company by ITG-PP no later than one month prior to the March 31, 2016 expiration date of the Fund IV LC. In August 2014, the Company entered into Consent and Amendment No. 11 to the 2011 Credit Agreement which provided, among other things, for the termination of the Fund IV LC. On October 14, 2014, the Fund IV LC was terminated and an additional $1.2 million of principal amount of Tranche B Notes were issued in satisfaction of the Company’s obligations thereunder for accrued guaranty fees. Cone Denim (Jiaxing) Limited has outstanding short-term working capital loans from various Chinese financial institutions, including approximately $2.4 million guaranteed by a $2.8 million standby letter of credit with a WLR Affiliate pursuant to the Guaranty. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. Also pursuant to the Guaranty, the Company is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. In 2014 and 2013, the Company incurred guarantee fees of $0.6 million and $0.7 million, respectively.

The Company, Fund IV and General Electric Capital Corporation, the agent under the Company’s 2011 Credit Agreement, have entered into a support agreement pursuant to which the lenders under the 2011 Credit Agreement can draw upon an evergreen standby letter of credit in the amount of $20.0 million (the “WLR LC”) executed by Fund IV if the Company’s excess availability (as defined in the 2011 Credit Agreement) falls below certain predefined levels; no such amounts have been drawn by the lenders as of December 31, 2014. The WLR LC terminates on March 31, 2016, On December 18, 2014, the Company entered into Amendment No. 12 to the 2011 Credit Agreement. This amendment provides for, among other things, future reductions of the WLR LC of up to $5.0 million, or termination of the WLR LC, based upon amounts of the term loan repaid under the 2011 Credit Agreement, the maintenance of a specified fixed charge coverage ratio, the level of average excess availability, and certain other conditions.

Director Independence

The common stock of the Company is not traded on the NYSE or any other national securities exchange; however, for purposes of determining director independence, the Company has adopted the independence definitions as set out in Section 303A.02 of the New York Stock Exchange's Listed Company Manual. Based on the independence standards and all of the relevant facts and circumstances, the Company’s board of directors determined that Mr. Bosworth, Mr. Carmichael, Mr. Gildea and Dr. Tessoni had no material relationship with the Company and thus are independent under Section 303A.02 of the listing standards of the NYSE.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm for the Company’s 2014 and 2013 fiscal years was Grant Thornton LLP. The following table provides information on the fees billed to the Company by Grant Thornton LLP and other member firms of Grant Thornton International Ltd. for its services to the Company during the Company’s fiscal years ended December 31, 2014 and 2013.

	Year Ended
	December 31,
	2014	2013
Audit Fees	$1,188,000	$1,203,000
Tax Fees	2,000	2,000
Total Fees	$1,190,000	$1,205,000

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
*10.3

International Textile Group, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

*10.4

International Textile Group, Inc. Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

*10.5

Employment Agreement, effective as of May 1, 2014, by and between International Textile Group, Inc. and Kenneth T. Kunberger (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2014)

*10.6

Agreement and General Release, dated April 30, 2014, by and between International Textile Group, Inc. and Joseph L. Gorga (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 0000-23938) for the quarter ended March 31, 2014).

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
*10.11

Form of Indemnification Agreement entered into with certain officers and directors (incorporated by reference to Exhibit 10.30.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on December 8, 2005)

*10.12

Form of Amended and Restated Indemnification Agreement entered into with certain officers and directors (incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2005)

*10.13	Form of Indemnification Agreement for officers and directors (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2009)
*10.14

International Textile Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-23938), filed with the SEC on June 11, 2008)

*10.15	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-23938), filed with the Commission on June 11, 2008)
*10.16	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-23938), filed with the Commission on June 11, 2008)
10.17

Description of arrangement regarding certain management services provided by W.L. Ross & Co. LLC to International Textile Group, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

10.18

Form of Amended and Restated Credit Agreement, originally dated as of March 30, 2011, (as amended to date), by and among International Textile Group, Inc. and certain of its subsidiaries, as borrowers, General Electric Capital Corporation, as agent and lender, and the other lenders and other parties signatory thereto

10.19

English translation of Term Loan Agreement, dated as of March 23, 2011, by and among Burlington Morelos S.A. de C.V. and Banco Nacional De Mexico, S.A., as lender thereto (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File 000-23938) for the quarter ended March 31, 2011)

10.20

English translation of Simple Credit Agreement Secured by a Second Package Mortgage, dated as of March 27, 2013, by and among Burlington Morelos, S.A. de C.V. and subsidiary companies, and Banco Nacional De Mexico, S.A. as lender thereto, (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2013)

10.21

English translation of amended and restated Factoring Discount Line Opening Agreement, dated as of August 15, 2014, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional de Mexico, S.A., as lender thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended September 30, 2014)

10.22

English translation of secured Credit Agreement, dated as of June 18, 2013, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional De Mexico, S.A. as lender thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No.000-23938) for the quarter ended June 30, 2013)

10.23

English translation of secured Credit Agreement, dated as of April 15, 2014, by and among Parras Cone de Mexico, S.A. de C.V., and Banco Nacional de Mexico, S.A. as lender thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2014)

10.24	English translation of Loan Agreement, dated as of January 28, 2015, by and among Parras Cone de Mexico, S.A. de C.V., and Banco Nacional de Mexico, S.A. as lender thereto
10.25	English translation of Loan Agreement, dated as of January 28, 2015, by and among Burlington Morelos, S.A. de C.V. and Banco Nacional de Mexico, S.A. as lender thereto
10.26

English translation of form of promissory note relating to secured Credit Agreement dated as of June 18, 2013, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional De Mexico, S.A. as lender thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2013)

10.27

English translation of form of promissory noted relating to secured Credit Agreement dated as of April 15, 2014, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional De Mexico, S.A. as lender thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2014

10.28

Stock Exchange Agreement, dated as of March 8, 2007, by and between WLR Recovery Fund III, L.P., the other individuals listed on the signature page thereto and International Textile Group, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

10.29

Debt Exchange Agreement, dated as of July 24, 2012, by and among International Textile Group, Inc. and each of WLR Recovery Fund III, L.P., WLR Recovery Fund IV, L.P. and WLR IV Parallel ESC, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on July 30, 2012)

10.30

Senior Subordinated Note Purchase Agreement, dated as of June 6, 2007, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on June 12, 2007)

10.31

Amendment No. 1 to Senior Subordinated Note Purchase Agreement, dated as of April 15, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2008)

10.32

Amendment No. 2 to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on December 31, 2008)

10.33

Amendment No. 3 to the Senior Subordinated Note Purchase Agreement dated as of December 22, 2009, by and among International Textile Group, Inc. and purchasers signatory thereto (incorporated by reference to Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2009)

10.34

Amendment No. 4 to Senior Subordinated Note Purchase Agreement, dated as of March 16, 2011, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2011)

10.35

Amendment No. 5 to Senior Subordinated Note Purchase Agreement, dated as of March 30, 2011, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2011)

10.36

Amendment No. 6 to Senior Subordinated Note Purchase Agreement, dated as of May 23, 2011, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2011)

10.37

Amendment No. 7 to Senior Subordinated Note Purchase Agreement, dated as of June 17, 2011, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2011)

10.38

Amendment No. 8 to Senior Subordinated Note Purchase Agreement, dated as of June 30, 2014, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2014)

10.39

Amendment No. 9 to Senior Subordinate Note Purchase Agreement, dated as of August 27, 2014, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended September 30, 2014)

10.40

Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes, dated as of August 12, 2010, by and among International Textile Group, Inc. and purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended September 30, 2010)

10.41

Consent to Senior Subordinated Note Purchase Agreement dated as of January 7, 2011, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2010)

10.42

Limited Waiver Agreement (May 8, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2009)

10.43

Limited Waiver Agreement (June 1, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2009)

10.44

Limited Waiver Agreement (June 26, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2009)

10.45

Limited Waiver Agreement (July 22, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2009)

10.46

Limited Waiver Agreement to Senior Subordinated Note Purchase Agreement, dated as of July 22, 2009, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2009)

10.47	Sixth Amended and Restated Support Agreement by and between International Textile Group, Inc. and WLR Recovery Fund IV, LP, and General Electric Capital Corporation dated December 18, 2014
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

Date: March 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Kenneth T. Kunberger	Director, President and Chief	March 25, 2015
Kenneth T. Kunberger	Executive Officer

/s/ Gail A. Kuczkowski	Executive Vice President and Chief Financial Officer	March 25, 2015
Gail A. Kuczkowski	(Principal Financial and Accounting Officer)

/s/ Stephen W. Bosworth	Director	March 25, 2015
Stephen W. Bosworth

/s/ William P. Carmichael	Director	March 25, 2015
William P. Carmichael

/s/ Michael J. Gibbons	Director	March 25, 2015
Michael J. Gibbons

/s/ John W. Gildea	Director	March 25, 2015
John W. Gildea

/s/ Harvey L. Tepner	Director	March 25, 2015
Harvey L. Tepner

/s/ Daniel D. Tessoni	Director	March 25, 2015
Daniel D. Tessoni

/s/ David L. Wax	Director	March 25, 2015
David L. Wax

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

International Textile Group, Inc. and Subsidiary Companies:

We have audited the accompanying consolidated balance sheets of International Textile Group, Inc. (a Delaware corporation) and Subsidiary Companies (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Textile Group, Inc. and Subsidiary Companies as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina

March 25, 2015

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$9,466	$3,780
Accounts receivable, less allowances of $684 and $1,003, respectively	61,463	71,399
Sundry notes and receivables	11,475	9,767
Inventories	93,940	102,515
Deferred income taxes	2,999	2,240
Prepaid expenses	3,176	3,714
Other current assets	708	881
Total current assets	183,227	194,296
Property, plant and equipment, net	104,277	105,451
Intangibles and deferred charges, net	1,568	1,676
Goodwill	2,740	2,740
Deferred income taxes	6,279	8,792
Other assets	3,990	4,371
Total assets	$302,081	$317,326
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of bank debt and other long-term obligations	$12,237	$13,731
Short-term borrowings	43,764	43,338
Accounts payable	40,318	47,748
Sundry payables and accrued liabilities	22,236	20,328
Income taxes payable	732	1,551
Total current liabilities	119,287	126,696
Bank debt and other long-term obligations, net of current portion	61,258	87,559
Senior subordinated notes - related party, including PIK interest	160,877	163,520
Income taxes payable	3,114	3,823
Deferred income taxes	3,287	2,584
Other liabilities	20,589	20,681
Total liabilities	368,412	404,863
Commitments and contingencies
Stockholders' deficit:
Series C preferred stock (par value $0.01 per share; 5,000,000 shares authorized; 114,628 and 126,103 shares issued and outstanding; and aggregate liquidation value of $124,351 and $126,244 at December 31, 2014 and 2013, respectively)	114,183	125,614
Series A convertible preferred stock (par value $0.01 per share; 15,000,000 shares authorized; 3,165,071 and 13,470,034 shares issued and outstanding; and aggregate liquidation value of $85,407 and $337,103 at December 31, 2014 and 2013, respectively)	79,127	336,751
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 shares issued and outstanding at December 31, 2014 and 2013)	175	175
Capital in excess of par value	21,944	—
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(274,591)	(544,038)
Accumulated other comprehensive loss, net of taxes	(6,758)	(5,628)
Total stockholders' deficit	(66,331)	(87,537)
Total liabilities and stockholders' deficit	$302,081	$317,326

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Income
(Amounts in thousands, except per share data)

	Year Ended
	December 31,
	2014	2013

Net sales	$595,446	$600,089
Cost of goods sold	524,096	524,211
Gross profit	71,350	75,878
Selling and administrative expenses	45,835	42,126
Provision for (recovery of) bad debts	(53)	65
Other operating income - net	(3,368)	(3,148)
Restructuring charges	3,116	2
Income from operations	25,820	36,833
Non-operating other income (expense):
Interest income	240	99
Interest expense - related party PIK interest	(18,060)	(18,469)
Interest expense - third party	(10,729)	(12,183)
Other income (expense) - net	13,776	(9,584)
Total non-operating other income (expense) - net	(14,773)	(40,137)
Income (loss) from continuing operations before income taxes and equity in income (losses) of unconsolidated affiliates	11,047	(3,304)
Income tax (expense) benefit	(3,486)	10,375
Equity in income (losses) of unconsolidated affiliates	(109)	124
Income from continuing operations	7,452	7,195
Discontinued operations, net of income taxes:
Loss from discontinued operations	(6,559)	(11,778)
Loss on disposal of net assets	(501)	-
Gain on derecognition of net assets	-	27,874
Income (loss) from discontinued operations	(7,060)	16,096
Net income	$392	$23,291

Net income	$392	$23,291
Accrued preferred stock dividends, including arrearages for the period	(15,792)	(34,202)
Net loss attributable to common stock	$(15,400)	$(10,911)

Net loss per share attributable to common stock, basic:
Loss from continuing operations	$(0.48)	$(1.54)
Income (loss) from discontinued operations	(0.40)	0.92
	$(0.88)	$(0.62)
Net loss per share attributable to common stock, diluted:
Loss from continuing operations	$(0.48)	$(1.54)
Income (loss) from discontinued operations	(0.40)	0.92
	$(0.88)	$(0.62)

Weighted average number of shares outstanding - basic	17,468	17,468
Weighted average number of shares outstanding - diluted	17,468	17,468

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	Year Ended
	December 31,
	2014	2013

Net income	$392	$23,291

Other comprehensive income (loss), net of taxes:
Cash flow hedge adjustments	(520)	(246)
Pension and postretirement liability adjustments	(610)	2,324
Other comprehensive income (loss)	(1,130)	2,078

Net comprehensive income (loss)	$(738)	$25,369

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Stockholders’ Deficit
(Amounts in thousands, except share data)

	International Textile Group, Inc. Stockholders
										Accumulated
	Series C		Series A				Capital in	Treasury		other	Non-
	Preferred stock		Preferred stock		Common stock		excess of	stock	Accumulated	comprehensive	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	par value	amount	deficit	loss	interests	Total

Balance at December 31, 2012	116,502	$116,013	12,505,687	$312,642	17,468,327	$175	$33,710	$(411)	$(567,312)	$(7,706)	$42	$(112,847)

Net income	—	—	—	—	—	—	—	—	23,291	—	—	23,291
Actuarial gains on benefit plans, net of taxes	—	—	—	—	—	—	—	—	—	2,324	—	2,324
Foreign currency cash flow hedges, net of taxes	—	—	—	—	—	—	—	—	—	(246)	—	(246)
Liquidation and dissolution of majority-owned subsidiary	—	—	—	—	—	—	—	—	(17)	—	(42)	(59)
Preferred stock dividends	9,601	9,601	964,347	24,109	—	—	(33,710)	—	—	—	—	—
Balance at December 31, 2013	126,103	125,614	13,470,034	336,751	17,468,327	175	—	(411)	(544,038)	(5,628)	—	(87,537)

Net income	—	—	—	—	—	—	—	—	392	—	—	392
Cancellation of preferred stock	(11,475)	(11,431)	(10,304,963)	(257,624)	—	—	—	—	269,055	—	—	—
Cancellation of related party debt	—	—	—	—	—	—	21,944	—	—	—	—	21,944
Actuarial losses on benefit plans, net of taxes	—	—	—	—	—	—	—	—	—	(610)	—	(610)
Foreign currency cash flow hedges, net of taxes	—	—	—	—	—	—	—	—	—	(520)	—	(520)
Balance at December 31, 2014	114,628	$114,183	3,165,071	$79,127	17,468,327	$175	$21,944	$(411)	$(274,591)	$(6,758)	$—	$(66,331)

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended
	December 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$392	$23,291
Adjustments to reconcile net income to cash provided by operations:
Non-cash gain on derecognition of net assets	-	(27,874)
Non-cash loss on disposal of net assets	501	-
Non-cash restructuring and impairment charges	6,088	2,071
Provision for (recovery of) bad debts	(52)	133
Depreciation and amortization of property, plant and equipment	12,169	14,451
Amortization of deferred financing costs	968	1,061
Deferred income taxes	1,508	(11,370)
Equity in (income) losses of unconsolidated affiliates	109	(124)
Gain on sale of assets	(9,833)	(123)
Non-cash interest expense	18,115	19,040
Foreign currency remeasurement losses	361	1,427
Contributions to pension and postretirement benefit plans	(2,697)	(3,376)
Payment of interest on payment-in-kind notes	-	(505)
Change in operating assets and liabilities:
Accounts receivable	6,020	(4,787)
Inventories	3,498	6,465
Other current assets	(1,331)	224
Accounts payable and accrued liabilities	(2,025)	3,790
Income taxes payable	(984)	(4,007)
Other	(393)	552
Net cash provided by operating activities	32,414	20,339

INVESTING ACTIVITIES
Capital expenditures	(6,747)	(4,915)
Deposits and other costs related to equipment to be purchased	(6,334)	(2,652)
Investments in and advances to unconsolidated affiliates	(45)	(16)
Distributions from unconsolidated affiliates	400	500
Proceeds from disposal of investment in unconsolidated affiliate	9,625	-
Proceeds from sale of net assets of Narricot business	4,229	-
Proceeds from sale of property, plant and equipment	720	200
Net cash provided by (used in) investing activities	1,848	(6,883)

FINANCING ACTIVITIES
Proceeds from issuance of term loans	9,500	13,250
Repayment of term loans	(15,080)	(18,179)
Net borrowings (repayments) under revolving loans	(22,162)	4,561
Net proceeds from short-term borrowings	563	5,278
Payment of financing fees	(876)	(783)
Repayment of capital lease obligations	(68)	(216)
Payment of principal on payment-in-kind notes	-	(16,655)
Acquisition of noncontrolling interest	-	(17)
Decrease in checks issued in excess of deposits	(152)	(94)
Net cash used in financing activities	(28,275)	(12,855)

Effect of exchange rate changes on cash and cash equivalents	(301)	(61)
Net change in cash and cash equivalents	5,686	540
Cash and cash equivalents at beginning of period	3,780	3,240
Cash and cash equivalents at end of period	$9,466	$3,780

Supplemental disclosures of cash flow information:
Cash payments (refunds) of income taxes, net	$3,557	$4,989
Cash payments for interest	$9,980	$10,232
Non-cash investing and financing activities:
Accrued preferred stock dividends	$-	$33,710
Cancellation of preferred stock to accumulated deficit	$269,055	$-
Cancellation of related party debt to capital in excess of par value	$21,944	$-
Note receivable for sale of assets	$3,229	$-
Issuance of related party debt to settle guaranty fee obligation	$1,241	$-
Transfer and derecognition of assets to settle liabilities	$-	$24,751
Liabilities extinguished and derecognized by transfer of assets	$-	$52,737
Additions to property, plant and equipment using deposits or trade credits	$8,842	$100
Capital lease obligations incurred to acquire assets	$31	$197

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

(b)     Principles of Consolidation

The consolidated financial statements include the financial statements of International Textile Group, Inc. and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates in which the Company owns 20% to 50% of the voting stock or has significant influence are accounted for using the equity method. Investments in unconsolidated affiliates in which the Company does not have significant influence and owns less than 20% of the voting stock are accounted for using the cost method. In addition, the Company evaluates its relationships with entities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10-25, “Consolidation – Recognition – Variable Interest Entities,” to identify whether they are variable interest entities as defined therein and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then results and financial position of that entity are included in the Company’s consolidated financial statements in accordance with FASB ASC 810-10-25.

(c)     Cash and Cash Equivalents

Cash and cash equivalents include time deposits and other short-term investments with an original maturity of three months or less; at times such amounts on deposit with an entity may exceed Federal Deposit Insurance Corporation or other similar insurance limits.

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

(f)     Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for by either the equity or cost methods, generally depending upon ownership levels. The equity method of accounting is used when the Company’s investment in voting stock of an entity gives it the ability to exercise significant influence over the operating and financial policies of the investee. The equity method of accounting is used for unconsolidated affiliated companies in which the Company holds 20% to 50% of the voting stock of, or has significant influence over, the investee. Unconsolidated affiliate companies in which the Company does not have significant influence and owns less than 20% of the voting stock are accounted for using the cost method. These investments in unconsolidated affiliates are assessed periodically for impairment and are written down if and when the carrying amount is not considered fully recoverable.

(g)     Property, Plant and Equipment and Long-lived Assets Held for Sale

Property, plant and equipment are stated at cost less accumulated depreciation. Plant and equipment under capital leases are stated at the present value of future minimum lease payments, and amortization charges are included in depreciation expense. Depreciation and amortization of property, plant and equipment is calculated over the estimated useful lives of the related assets principally using the straight-line method: 15 years for land improvements, 10 to 40 years for buildings and 2 to 12 years for machinery, fixtures, and equipment (see Note 5). Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. The Company capitalizes certain interest costs as a component of the cost of construction in progress. The Company has purchased land-use rights from government entities in certain foreign countries that allow the use of land for periods of up to 50 years. Such amounts, which are not significant to the Company’s consolidated balance sheet, are recorded in property, plant and equipment and are amortized over various periods in accordance with local government regulations. Renewals or betterments of significant items are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Long-lived assets or disposal groups are classified as held for sale when all the applicable criteria of FASB ASC 360, “Property, Plant, and Equipment”, are met; such assets are measured at the lower of their carrying amount or estimated fair value less costs to sell. A long-lived asset is not depreciated while it is classified as held for sale. The results of operations of a business component that either has been disposed of or is classified as held for sale is reported in discontinued operations in accordance with FASB ASC 360. The Company allocates interest to discontinued operations based on debt that is required to be repaid as a result of the disposal transactions.

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

In accordance with the terms of certain debt instruments, at certain dates, payable in-kind interest (“PIK Interest”) is either added to the principal amount of the related debt or is capitalized through the issuance of additional interest-bearing notes. The accrual of such PIK Interest is included in interest expense in the consolidated statements of income and is included in non-cash interest expense in the consolidated statements of cash flows as a component of operating cash flows. Upon the repayment of all or a portion of such debt, any accrued PIK Interest that has not yet been capitalized under the terms of the underlying debt instruments is classified as cash used in operating activities in the consolidated statements of cash flows. Repayment of the principal amount of debt, including PIK Interest that has been capitalized under the terms of the underlying debt, is classified as cash used in financing activities in the consolidated statements of cash flows.

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

Sales are recorded upon shipment or delivery, depending on when title and the risks and rewards of ownership passes to unaffiliated customers, collectability is reasonably assured and pricing is fixed or determinable. The Company classifies amounts billed to customers for shipping and handling in net sales, and costs incurred for shipping and handling in cost of sales in the consolidated statements of income. Accruals are made for sales returns and other allowances based on the Company’s experience. Taxes assessed by a governmental authority that are imposed directly on a revenue-producing transaction are presented on a net basis in the consolidated statements of income.

(n)	Income Taxes

The Company is subject to income taxes in the U.S. and in numerous foreign jurisdictions, the most significant of which are Mexico and China. Income taxes are accounted for under the rules of FASB ASC 740, “Income Taxes”, and a full income tax provision is computed for each reporting period using the asset and liability approach of accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period of the change in rate. A valuation allowance is provided for deferred income tax assets when, in the opinion of management, it is more likely than not that some or all of the Company’s deferred income tax assets will not be realized. In evaluating the expected future realization of its deferred income tax assets, ITG considers both positive and negative evidence related to expected future reversals of existing taxable temporary differences, projections of future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, and potential tax-planning strategies. The Company records interest and penalties related to income tax settlements in income tax expense in the consolidated statements of income. Significant judgments are required in order to determine the realizability of the deferred income tax assets. Changes in the expectations regarding the realization of deferred income tax assets could materially impact income tax expense in future periods. For uncertain income tax positions on the Company’s income tax returns, the Company first determines whether it is more likely than not that each income tax position would be sustained upon audit. The Company then estimates and measures any tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities. If the Company later modifies its evaluations, the Company records the related changes in the tax provision during the period in which such determinations are made. Provision has been made for income taxes on unremitted earnings of subsidiaries and affiliates, except earnings which are deemed to be indefinitely invested at the subsidiary affiliate level.

(o)	Derivative Instruments

The Company accounts for derivative instruments in accordance with FASB ASC 815, “Derivatives and Hedging”. Under these rules, all derivatives, except those qualifying for the “normal purchases and normal sales” exception, are required to be recognized on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Unrealized gains and losses on derivative contracts are recorded in “other income (expense) - net” in the consolidated statements of income since these amounts represent non-cash changes in the fair values of open contracts that are not expected to correlate with the amounts and timing of the recognition of the hedged items. Because the Company’s hedged items are components of cost of goods sold, realized gains and losses on derivative contracts are recorded in cost of goods sold upon settlement of those contracts, and cash flows from the settlement of derivative contracts are reported in operating activities.

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

The U.S. dollar is the functional currency of the Company’s foreign subsidiaries primarily due to the amount and volume of transactions denominated in U.S. dollars, including sales transactions and related accounts receivable, purchase transactions and related inventories and accounts payable, financing transactions and certain intercompany transactions. In addition, the foreign subsidiaries’ sales prices are determined predominantly by worldwide competitive and economic factors. As a result, the effects of remeasuring assets and liabilities into U.S. dollars are included in the accompanying consolidated statements of income in “other income (expense) - net.”

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

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has four operating segments that are reported to the chief operating decision maker (“CODM”) and three reportable segments that are presented herein. The reporting of the Company’s operations to the CODM in four segments is consistent with how the Company is managed and how resources are allocated by the CODM. Segment data for all periods presented in the accompanying consolidated financial statements has been recast to conform to the current presentation as reported to the CODM.

(u)	Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts recorded in the consolidated financial statements and the related notes to consolidated financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of trade receivables, inventories, goodwill, intangible assets, other long-lived assets, guarantee obligations, indemnifications and assumptions used in the calculation of income taxes, pension and postretirement benefits, and environmental costs, and of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments. These estimates and assumptions are based upon historical factors, current circumstances and the experience and judgment of the Company’s management. Management monitors economic conditions and other factors and adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currencies and equity values as well as changes in global consumer spending can increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ materially from these estimates under different assumptions or conditions. Changes in these estimates resulting from changes one or more of these factors, or in the general economic environment are reflected in the financial statements in the period in which such changes occurs. Management believes that its estimates impacting the accompanying consolidated financial statements, including for these matters, are reasonable based on facts currently available.

(v)	Research and Development Expenses

Research and development costs are charged to operations when incurred and are recorded as a component of selling and administrative expenses in the accompanying consolidated statements of income. Costs associated with research and development were approximately $6.2 million in 2014 and $6.4 million in 2013.

(w)	Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs were approximately $0.6 million and $0.5 million in 2014 and 2013, respectively, and were recorded as a component of selling and administrative expenses in the accompanying consolidated statements of income.

(x)	Fiscal Year

The Company uses a calendar fiscal year from January 1 to December 31.

Recently Adopted Accounting Pronouncements

In March 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. This ASU clarifies the timing of release of currency translation adjustments (“CTA”) from accumulated other comprehensive income (“AOCI”) upon deconsolidation or derecognition of a foreign entity, subsidiary or a group of assets within a foreign entity and in step acquisitions. Specifically, upon deconsolidation or derecognition of a foreign entity, CTA would be released; upon a sale of a subsidiary or a group of assets within a foreign entity, CTA would not be released, unless it also represents the complete or substantially complete liquidation of the foreign entity in which it resides; and, in a step acquisition, the AOCI related to the previously held investment would be included in the calculation of gain or loss upon a change in control. ASU 2013-05 was effective prospectively for reporting periods beginning after December 15, 2013. The Company adopted ASU 2013-05 on January 1, 2014 and such adoption did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. Under this ASU, a discontinued operation is (1) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (2) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. The guidance does not change the presentation requirements for discontinued operations in the financial statement where net income is presented. The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following the disposal date, and retained equity method investments in a discontinued operation. ASU 2014-08 is effective prospectively for reporting periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The Company adopted ASU 2014-08 on January 1, 2015 and will apply the guidance prospectively to any disposal activities occurring after the effective date of this ASU. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future disposal transactions after adoption may be different than under current standards.

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

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities”. ASU 2014-10 removes all incremental financial reporting requirements from GAAP for development-stage entities. ASU 2014-10 also removes an exception provided to development stage entities in FASB ASC 810, “Consolidations”, for determining whether an entity is a variable interest entity. The new standard is effective for fiscal years beginning after December 15, 2014. The revised consolidation standards are effective one year later, in fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect that the adoption of ASU 2014-10 will have a material effect on its consolidated financial statements.

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

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect that the adoption of ASU 2015-01 will have a material impact on its consolidated financial statements.

Note 2 Derecognition of Net Assets, Deconsolidation and Discontinued Operations

On September 23, 2014, the Company completed the sale of certain assets related to its narrow fabrics segment, including accounts receivable, inventories, prepaid expenses, property, plant and equipment and other miscellaneous assets of Narricot Industries LLC (“Narricot ”), to certain subsidiaries of Asheboro Elastics Corp. (collectively “AEC”). In connection with the sale, AEC assumed certain trade accounts payable and accrued liabilities of Narricot. The sale price under the agreement consisted of $4.2 million in cash and a three-year, 6.5% promissory note for $3.2 million. The promissory note provides that only interest is payable for the six month period ending in March 2015, and thereafter principal and interest are payable in equal monthly installments through September 2017. Amounts due under the promissory note are secured by a first lien on all of the property, plant and equipment of Narricot sold in the transaction.

As previously disclosed, on October 7, 2013, Cone Denim de Nicaragua, S.A. (“CDN”), a wholly–owned subsidiary of the Company, transferred substantially all of its operating assets to a third party in full settlement of CDN’s debt and lease financing obligations.

The Company deconsolidated its ITG-Phong Phu Joint Venture (“ITG-PP”), a cotton-based fabrics and garment manufacturing operation in Vietnam, as of May 25, 2012 as a result of the entry into an enforcement agreement pursuant to which Vietnam Technological Commercial Joint Stock Bank (“Techcombank”) took possession of certain assets of ITG-PP in accordance with the terms of its credit agreement with ITG-PP. The obligations of ITG-PP are non-recourse to the Company or any other subsidiary of the Company, but are secured by the assets of ITG-PP. As of the date hereof, no final sale of the assets has occurred.

Presentation of Discontinued Operations and Certain Pro Forma Financial Information

Because the disposal or transfer of assets and obligations of the Narricot, CDN and ITG-PP businesses comprised the entire business operations of such entities and the Company has no significant continuing cash flows from, or continuing involvement with, such operations, the results of operations of the Narricot, CDN and ITG-PP businesses are presented as discontinued operations in the accompanying consolidated statements of income for all periods presented. Prior year results of operations have been recast to conform to the current presentation. Neither CDN nor ITG-PP had net sales in 2014 or 2013.

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

Net sales and certain other components included in discontinued operations were as follows (in thousands):

	Year Ended
	December 31,
	2014	2013
Net sales:
Narricot business	$17,255	$24,123

Parent company interest expense allocated to discontinued operations:
Narricot business	$158	$215

Loss from discontinued operations:
Narricot business	$(6,441)	$(5,675)
ITG-PP business	$(118)	$(89)
CDN business	$—	$(6,014)

Loss on disposal of Narricot business	$(501)	$—
Gain on derecognition of CDN net assets	$—	$27,874

The following unaudited pro forma condensed consolidated financial information is designed to show how the disposal of Narricot, the derecognition of CDN net assets and the deconsolidation of ITG-PP might have affected certain of the Company’s historical consolidated results of operations if such transactions had occurred on January 1, 2013 (amounts in thousands). Pro forma results exclude the non-recurring loss of $0.5 million related to the sale of the Narricot business in 2014. Reference is made to the accompanying consolidated statements of income that present net sales and loss from continuing operations excluding the discontinued operations of the Narricot, CDN and ITG-PP businesses for each period presented. The unaudited pro forma condensed consolidated financial information presented below has been prepared by the management of the Company for illustrative purposes only, and is not necessarily indicative of the results that actually would have been realized had the transactions been completed at the beginning of the specified period or at any other time, nor those to be expected at any time in the future.

	Year Ended
	December 31,
	2014	2013
Net income:
As reported	$392	$23,291
Pro forma	$7,452	$7,195

Net loss attributable to common stock:
As reported	$(15,400)	$(10,911)
Pro forma	$(8,340)	$(27,007)

Net loss per share attributable to common stock, basic and diluted:
As reported	$(0.88)	$(0.62)
Pro forma	$(0.48)	$(1.54)

Note 3 Inventories

The major classes of inventory are as follows (in thousands):

	December 31,	December 31,
	2014	2013
Inventories at FIFO:
Raw materials	$6,864	$10,048
Work in process	34,707	37,599
Finished goods	41,368	43,562
Dyes, chemicals and supplies	11,001	11,306
	$93,940	$102,515

Note 4 Investments in and Advances to Unconsolidated Affiliates

In August 2014, the Company sold its 50% equity interests in the Summit Yarn LLC and Summit Yarn Holdings joint ventures (together, “Summit Yarn”) for cash proceeds of $9.6 million to its joint venture partner, Parkdale America, LLC. The Company recorded a gain on the sale of Summit Yarn of $9.4 million in 2014. Prior to the sale of Summit Yarn, the Company’s results of operations included various related party transactions entered into in the normal course of business with this joint venture (see Note 16). Such related party transactions have been eliminated through the cost of goods sold and the equity in income (loss) of unconsolidated affiliates lines in the Company’s consolidated statements of income. The Company owns 49% of NxGen Technologies, LLC (“NxGen”), which is in the business of designing airbags, airbag systems and inflator units. The results of NxGen are included in the income (loss) of unconsolidated affiliates line in the Company’s consolidated statements of income.

Note 5 Property, Plant, and Equipment

Property, plant, and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013
Land and land improvements	$2,578	$2,741
Buildings	48,152	52,912
Leasehold improvements	815	837
Machinery and equipment	165,646	161,659
Construction in progress	3,470	3,125
Equipment under capital leases	1,648	1,648
	222,309	222,922
Less: accumulated depreciation	(118,032)	(117,471)
	$104,277	$105,451

The Company periodically performs assessments of the useful lives of its depreciable assets. In evaluating useful lives, the Company considers how long assets will remain functionally efficient and effective given such factors as quality of construction and estimated economic environments, competitive factors and technological advancements. If the assessment indicates that an asset may be used for a longer or shorter period than previously estimated, the useful life of such asset is revised, resulting in a change in estimate. Changes in estimates are accounted for on a prospective basis by depreciating the asset’s current then-carrying value over its revised estimated remaining useful life. Depreciation and amortization expense related to property, plant and equipment was $12.2 million and $14.5 million for 2014 and 2013, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets pursuant to the provisions of FASB ASC 360, “Property, Plant, and Equipment”. Such recoverability reviews and tests, primarily based on fair value measured by prices for similar assets, did not result in any impairment charges in 2014 or 2013, except as related to discontinued operations as described in Note 21. The Company cannot predict the occurrence of any future events or conditions that might adversely affect the carrying value of long-lived assets. A decline in general economic or industry-specific business conditions could result in future impairment charges with respect to the Company’s long-lived assets, including any of its property, plant and equipment.

Note 6 Goodwill, Intangible Assets and Deferred Charges

Goodwill, intangible assets and deferred charges are comprised of the following (in thousands):

		December 31, 2014			December 31, 2013
	Range of	Gross	Accumulated		Gross	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

Goodwill	N/A	$2,740	$—	$2,740	$2,740	$—	$2,740

Other intangible assets	N/A	$200	$—	$200	$200	$—	$200
Amortizable intangible assets and deferred charges:
Deferred financing costs	2 - 5	4,455	(3,087)	1,368	3,616	(2,140)	1,476
		$4,655	$(3,087)	$1,568	$3,816	$(2,140)	$1,676

The goodwill balance at December 31, 2014 and 2013 of $2.7 million relates to the commission finishing segment. No impairment was recorded as a result of the Company’s annual evaluation as of October 1, 2014 or 2013.

The following table reflects the changes in the net carrying amount of other intangible assets (in thousands):

Other Intangible
Assets
Balance at December 31, 2012	$2,112
Payment of financing fees	783
Amortization	(1,061)
Derecognition of CDN net assets and other	(156)
Foreign currency translation adjustments	(2)
Balance at December 31, 2013	1,676
Payment of financing fees	876
Amortization	(968)
Foreign currency translation adjustments	(16)
Balance at December 31, 2014	$1,568

Amortization expense for definite-lived intangible assets and deferred charges for 2014 and 2013 was $1.0 million and $1.1 million, respectively. The estimated future amortization expense for definitive-lived intangible assets and deferred charges, based on current balances is as follows (in thousands):

2015	$712
2016	244
2017	139
2018	139
2019	134

Note 7 Sundry Payables and Accrued Liabilities

The major categories of sundry payables and accrued liabilities are as follows (in thousands):

	December 31,	December 31,
	2014	2013

Accrued salaries and benefits	$7,708	$6,695
Accrued taxes (payroll, VAT, property, and other)	7,161	7,596
Accrued interest	1,285	1,978
All other	6,082	4,059
	$22,236	$20,328

Note 8 Long-Term Debt and Short-Term Borrowings

Total outstanding long-term debt of the Company consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013
Revolving loans:
ITG, Inc.	$24,510	$48,128
Parras Cone de Mexico, S.A. de C.V. (1)	12,972	11,512
Term loans:
ITG, Inc.	5,811	10,019
Burlington Morelos S.A. de C.V. (1)	12,562	16,812
Parras Cone de Mexico, S.A. de C.V. (1)	11,880	3,000
Cone Denim (Jiaxing) Limited (1)	5,610	11,610
Other:
Senior subordinated notes - related party	160,877	163,520
Capitalized lease obligations	150	188
Other notes payable	—	21
Total long-term debt	234,372	264,810
Less: current portion of long-term debt	(12,237)	(13,731)
Total long-term portion of long-term debt	$222,135	$251,079

(1)        Non-recourse to the U.S. parent company.

U.S. Credit Facility

On March 30, 2011, the Company and certain of its U.S. subsidiaries entered into an Amended and Restated Credit Agreement with General Electric Capital Corporation (“GE Capital”), as agent and lender, and certain other lenders (as amended, the “2011 Credit Agreement”). As amended to date, the 2011 Credit Agreement provides for a revolving credit facility of $85.0 million (the “U.S. Revolver”) and a term loan outstanding of $5.8 million (the “U.S. Term Loan”).

The U.S. Term Loan is due and payable on January 1, 2017, and outstanding amounts under the U.S. Revolver are due and payable on December 18, 2019. The U.S. Term Loan requires repayments of $0.3 million per month until maturity.

Borrowings under the 2011 Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option. At December 31, 2014, there was $24.5 million outstanding under the U.S. Revolver at a weighted average interest rate of 3.2% and $5.8 million outstanding under the U.S. Term Loan at a weighted average interest rate of 3.1%. As of December 31, 2014, the Company had $9.9 million of standby letters of credit issued in the normal course of business that reduced borrowing availability under the U.S. Revolver, none of which had been drawn upon. At December 31, 2014, the Company’s borrowing availability under the U.S. Revolver was $37.5 million.

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

The 2011 Credit Agreement contains affirmative and negative covenants and events of default customary for agreements of this type. The 2011 Credit Agreement also contains a cross default and cross acceleration provision relating to that certain Note Purchase Agreement, originally dated as of June 6, 2007 (as amended, the “Note Purchase Agreement”).

Under the 2011 Credit Agreement, the Company is required to maintain excess availability and average adjusted availability (each as defined in the 2011 Credit Agreement) at or above certain predefined levels, or certain limitations may be imposed on the Company, including those described below which may impact or restrict the Company’s ability to operate its business in the ordinary course:

●

if average adjusted availability is less than $22.5 million or if excess availability is less than $12.5 million, the Company is restricted from making loans to, and/or investments in, its international subsidiaries. At December 31, 2014, average adjusted availability was approximately $37.6 million and excess availability was $37.5 million, and the Company was not subject to such restrictions;

●

if excess availability is less than $17.5 million, the Company is required to comply with a specified fixed charge coverage ratio (as defined in the 2011 Credit Agreement). The Company was not subject to such ratio as of December 31, 2014, but would have been in compliance with such ratio as of that date;

●

depending on average adjusted availability, the applicable margin added to LIBOR or other published bank interest rates for borrowings under the 2011 Credit Agreement can range from 1.5% to 3.0% (the weighted average applicable margin was 2.7% at December 31, 2014). In addition, depending on amounts borrowed and average adjusted availability, the U.S. Revolver requires the payment of an unused commitment fee in the range of 0.25% to 0.375% annually, payable monthly; and

●

if the Company’s excess availability falls below certain predefined levels, the lenders under the 2011 Credit Agreement can draw upon a standby letter of credit in the amount of $20.0 million (the “WLR LC”); no such amounts had been drawn by the lenders as of December 31, 2014. The WLR LC terminates on March 31, 2016. Amendment No. 12 to the 2011 Credit Agreement, which was entered into on December 18, 2014, provides for future reductions of the WLR LC of up to $5.0 million, or termination of the WLR LC, based upon amounts of the term loan repaid under the 2011 Credit Agreement, the maintenance of a specified fixed charge coverage ratio, the level of average excess availability, and certain other conditions. The WLR LC has been provided by WLR Recovery Fund IV, L.P. (“Fund IV”), which is controlled by Wilbur L. Ross, Jr., our controlling stockholder and who served as the Chairman of our Board of Directors until November 2014. Three other members of our board of directors are also affiliated with various investment funds controlled by Mr. Ross, Jr. (collectively, the “WLR Affiliates”) that own a majority of our voting stock.

Subsidiary Credit Facilities

In March 2011, a wholly-owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Burlington Morelos”), entered into a five year, $20.0 million term loan with Banco Nacional De Mexico, S.A. (“Banamex”). This agreement required the repayment of $0.3 million in principal per month until February 2016, with the remaining principal balance due in March 2016. In March 2013, Burlington Morelos received funding of $6.3 million under a three year term loan agreement with Banamex which required repayments of $0.1 million in principal per month until February 2016, with the remaining principal balance due in March 2016. The obligations of Burlington Morelos under such term loans are denominated in U.S. dollars and are secured by a pledge of all the accounts receivable, inventories, and property, plant and equipment of Burlington Morelos and its subsidiaries. The interest rate on borrowings under these term loan agreements was variable at LIBOR plus 4%. At December 31, 2014, the amount outstanding under the Burlington Morelos term loans was $12.6 million at an interest rate of 4.2%. Borrowings under these term loan agreements are non-recourse to the ITG parent company.

In March 2013, a wholly-owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a revolving receivables factoring agreement under which Parras Cone agreed to sell certain of its accounts receivable to Banamex, on a recourse basis. The amount of accounts receivable of Parras Cone that can be sold under this agreement, as amended, cannot exceed $18.0 million. At December 31, 2014, the amount of secured borrowings outstanding under the factoring agreement was $13.0 million, at an interest rate of 3.5%, which borrowings are collateralized by certain of Parras Cone’s trade accounts receivable in the aggregate amount of approximately $13.0 million. This agreement expires on March 6, 2017. Borrowings under this agreement are non-recourse to the ITG parent company.

In June 2013, Parras Cone entered into a $5.0 million credit facility for the purchase of new machinery and equipment. In April 2014, Parras Cone entered into a separate $7.5 million credit facility also for the purchase of new machinery and equipment. Borrowings under these facilities are secured by certain assets of Parras Cone and are guaranteed by Parras Cone’s direct parent, Burlington Morelos. The interest rate on borrowings under these facilities is variable at LIBOR plus 4%. Varying monthly principal repayments were due under these loans from January 2014 until March 2020. At December 31, 2014, total borrowings outstanding under these facilities were $11.9 million at a weighted average interest rate of 4.2%.

In January 2015, Burlington Morelos refinanced its term loan with Banamex by entering into a new five year, $12.2 million term loan with principal repayments of $0.2 million per month until January 2020, with the remaining principal balance due in February 2020. The obligations of Burlington Morelos under such term loan are denominated in U.S. dollars and are secured by a pledge of all property, plant and equipment of Burlington Morelos and its subsidiaries. Also in January 2015, Parras Cone refinanced its term loans with Banamex by entering into a new five year, $10.6 million term loan, with an option to increase borrowings by an additional $7.0 million. The term loan requires principal repayments of $0.1 million per month until January 2020, with the remaining principal balance due in February 2020. No amounts have been drawn on the $7.0 million commitment as of the date hereof; Parras Cone can draw upon this $7.0 million commitment until January 2016. The obligations of Parras Cone under such term loans are denominated in U.S. dollars and are secured by all of the assets of Parras Cone and are guaranteed by Parras Cone’s direct parent, Burlington Morelos. The interest rates on borrowings under the new term loan agreements described above are variable at LIBOR plus 3.5%.

The credit facilities entered into by the Company’s subsidiaries in Mexico described above contain customary provisions for default for agreements of this nature. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights as a secured party. Such term loans also contain certain customary financial covenant requirements applicable to the Company’s subsidiaries in Mexico. In addition, Burlington Morelos and its subsidiaries are restricted under such term loans from making annual capital expenditures in excess of one percent of annual consolidated net sales of such consolidated group. As of December 31, 2014, Burlington Morelos and its subsidiaries were in compliance with such covenants. Borrowings under these credit facilities are non-recourse to the ITG parent company.

In 2006 and 2007, Cone Denim (Jiaxing) Limited obtained financing from Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions were in accordance with applicable Chinese laws and regulations. The financing agreement provided for a $35.0 million term loan available in U.S. dollars, which was used for the import of equipment to Cone Denim (Jiaxing) Limited. Interest is based on three-month LIBOR plus a contractual spread of 6.0% or greater, depending upon periodic credit reviews. At December 31, 2014, outstanding borrowings under this facility were $5.6 million with a weighted average interest rate of 7.3%. The term loan is required to be repaid in monthly principal installments of no less than $0.5 million which began in January 2013 and continue until January 2016, and an additional principal repayment of $0.5 million was made in January 2013 against the outstanding balance of the term loan. The term loan is secured by the building, machinery, equipment and certain inventory of Cone Denim (Jiaxing). The financing agreement contains certain covenant requirements customary for agreements of this nature. Borrowings under this financing agreement are non-recourse to the ITG parent company.

Senior Subordinated Notes – Related Party

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

At various times, the WLR Affiliates purchased from holders certain of the Notes with an original interest rate of 12% per annum which were thereafter amended, restated and reissued in the form of Tranche B Notes, and which were subordinate in right of payment and collateral to Notes held by third parties other than the WLR Affiliates (the “Tranche A Notes”). On March 29, 2013, the Company repaid in full all amounts outstanding ($17.2 million including PIK interest) under the Tranche A Notes. The interest rate on the Tranche A Notes was 17.5% per annum in the three months ended March 31, 2013. The Tranche B Notes are classified as “Senior subordinated notes - related party, including PIK interest” in the Company’s accompanying consolidated balance sheets. The Tranche B Notes bear PIK interest at 12% per annum and mature on June 30, 2019.

Under a previously disclosed Stipulation and Settlement Agreement (defined below) to which the Company was a party and which became effective in the third quarter of 2014, $21.9 million in principal and accrued interest of the Tranche B Notes outstanding as of December 31, 2013 was cancelled, together with all additional interest that accrued on such notes from December 31, 2013 through August 29, 2014. Under GAAP, debt extinguishment transactions between related parties are considered capital transactions, and the forgiveness of debt is recorded as a credit to equity on the balance sheet rather than a gain on debt extinguishment. Accordingly, such cancellation reduced each of the Company’s long-term debt and stockholders’ deficit by $21.9 million on the Company’s consolidated balance sheet as of August 29, 2014, and in 2014, the Company reversed $1.4 million of PIK interest expense that had been recorded through the six months ended June 30, 2014 related to such cancelled Tranche B Notes. At December 31, 2014, $160.9 million aggregate principal amount was outstanding under the Tranche B Notes, including PIK interest.

Debt Maturities

As of December 31, 2014, aggregate maturities of long-term debt for each of the next five 12-month periods were as follows: $12.2 million, $6.5 million, $16.6 million, $3.7 million and $189.2 million.

Short-term Borrowings

The Company and certain of its subsidiaries had short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $43.8 million at December 31, 2014 and $43.3 million at December 31, 2013, with weighted average interest rates of 6.6% at each date. At December 31, 2014, ITG and its U.S. subsidiaries had outstanding short-term financing obligations from certain cotton and other suppliers in the amount of $5.7 million; Parras Cone had outstanding short-term working capital loans in the amount of $1.0 million from Banamex; Cone Denim (Jiaxing) Limited had outstanding short-term working capital loans in an aggregate amount of $31.7 million from various Chinese financial institutions, including approximately $6.2 million secured by land and buildings at Jiaxing Burlington Textile Company and $2.4 million guaranteed by a $2.8 million standby letter of credit with a WLR Affiliate; and Jiaxing Burlington Textile Company had outstanding short-term working capital loans from certain Chinese financial institutions in the amount of $5.4 million, which are guaranteed by standby letters of credit from the U.S. parent company. For 2014 and 2013, the average balance of the Company’s short-term borrowings was $45.5 million and $41.7 million, respectively, with weighted average interest rates of 6.6% and 6.7%, respectively. The maximum month-end amount of the Company’s short-term borrowings in 2014 and 2013 was $48.6 million and $45.5 million, respectively.

Guarantees

FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of December 31, 2014, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of December 31, 2014 or 2013, except as noted herein.

In 2011, the Company entered into the Guaranty in favor of Fund IV. Pursuant to the Guaranty, the Company has guaranteed the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV was a party and under which Fund IV agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Under the 2011 Credit Agreement, the lenders (i) were entitled to receive payment under a $3.7 million evergreen standby letter of credit executed by Fund IV (the “Fund IV LC”), or (ii) the Company’s investments in ITG-PP discussed above were required to be repaid to the Company by ITG-PP no later than one month prior to the March 31, 2016 expiration date of the Fund IV LC. In August 2014, the Company entered into Consent and Amendment No. 11 to the 2011 Credit Agreement which provided, among other things, for the termination of the Fund IV LC. On October 14, 2014, the Fund IV LC was terminated and an additional $1.2 million of principal amount of Tranche B Notes were issued in satisfaction of the Company’s obligations thereunder for accrued guaranty fees. Cone Denim (Jiaxing) Limited has outstanding short-term working capital loans from various Chinese financial institutions, including approximately $2.4 million guaranteed by a $2.8 million standby letter of credit with a WLR Affiliate pursuant to the Guaranty. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. Also pursuant to the Guaranty, the Company is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. In 2014 and 2013, the Company incurred guarantee fees of $0.6 million and $0.7 million, respectively.

Note 9 Leases

As of December 31, 2014, minimum future obligations under capital leases and noncancelable operating leases were as follows (in thousands):

	Capital	Operating
	leases	leases
2015	$81	$2,306
2016	73	2,158
2017	5	1,808
2018	—	1,234
2019	—	774
Later years	—	4
Total minimum lease payments	159	$8,284
Less interest portion of payments	9
Present value of future minimum lease payments	$150

Capital leases are primarily for production machinery and equipment with imputed interest rates of 5.7% to 6.2%. Operating leases pertain to office facilities and a variety of machinery and equipment. Certain operating leases, principally for office facilities, contain escalation clauses for increases in operating costs, property taxes and insurance. For 2014 and 2013, rental expense for operating leases was $2.6 million and $3.0 million, respectively.

Note 10 Income Taxes

The Company files a consolidated U.S. federal income tax return with International Textile Group, Inc. as the parent company. The Company also has subsidiaries operating in various jurisdictions outside the United States and files income tax returns in the required jurisdictions. In certain foreign jurisdictions, the Company’s subsidiaries have operated under tax incentive programs that provided reduced or zero tax rates for certain subsidiaries for certain periods that remain currently open for examination by local authorities. Foreign entities record income tax expense based on the applicable laws and requirements of their respective tax jurisdictions.

Income tax (expense) benefit attributable to income (loss) from continuing operations consisted of (in thousands):

	Year Ended
	December 31,
	2014	2013
Current:
United States	$(42)	$(82)
Foreign	(1,936)	(913)
Total current	(1,978)	(995)
Deferred:
United States	(67)	(67)
Foreign	(1,441)	11,437
Total deferred	(1,508)	11,370
Total	$(3,486)	$10,375

The Company’s income tax (expense) benefit for 2014 and 2013 is different from the amount computed by applying the U.S. federal income tax rate of 35% to income (loss) from continuing operations before income tax (expense) benefit as follows (in thousands):

	Year Ended
	December 31,
	2014	2013

U.S. federal income tax at statutory rate	$(3,922)	$1,156
State income taxes, net of federal effect	(78)	597
Foreign rate differential	(549)	3,080
Changes in uncertain tax positions	—	4,249
Reconciliation of prior year provision to tax returns filed	(151)	(1,447)
Changes in statutory tax rates and regulations	—	6,380
Foreign earnings taxed in the U.S.	(6,581)	(2,551)
Expiration of tax credits	(3,143)	(815)
Other	(215)	793
Changes in valuation allowances	11,153	(1,067)
	$(3,486)	$10,375

The temporary basis differences that gave rise to deferred income tax assets and deferred income tax liabilities consisted of the following (in thousands):

	December 31, 2014		December 31, 2013
	Current	Noncurrent	Current	Noncurrent
Deferred income tax assets
Property, plant and equipment	$—	$6,256	$—	$8,719
Bad debt reserves	305	—	359	—
Inventories	1,857	—	1,832	—
Reserve for future expenses	775	393	426	576
Employee benefit plans	416	5,662	1,031	5,899
Unconsolidated affiliates	—	—	507	—
Net operating loss and credit carryforwards	—	202,437	—	200,952
Intercompany payables with foreign affiliates	21,022	—	20,802	—
Other	457	1,756	1,091	1,538
Valuation allowances	(21,606)	(186,517)	(23,663)	(192,707)
	3,226	29,987	2,385	24,977

Deferred income tax liabilities
Property, plant and equipment	—	(2,185)	—	(528)
Goodwill and other intangible assets	—	(822)	—	(735)
Nonpermanently invested foreign earnings	—	(23,959)	—	(17,417)
Other	(227)	(29)	(145)	(89)
	(227)	(26,995)	(145)	(18,769)
	$2,999	$2,992	$2,240	$6,208

Gross deferred income tax assets as of December 31, 2014 and 2013 were reduced by valuation allowances of $208.1 million and $216.4 million, respectively, for the portions of tax benefits that management considers it is more likely than not that some or all of its deferred income tax assets will not be realized. In determining whether it is more likely than not that deferred income tax assets would be realized, the Company evaluates various sources of expected future taxable income such as the future reversal of existing taxable temporary differences, future taxable income exclusive of reversing taxable temporary differences and carryforwards, taxable income in prior carryback years, and tax planning strategies. The Company believes that the valuation allowances recorded against deferred income tax assets are appropriate based on current facts and circumstances.

FASB ASC 740-10-25, “Income Taxes – Other Considerations or Special Areas – Recognition”, states that all earnings of a foreign subsidiary are presumed to represent temporary differences in income recorded for financial reporting purposes and taxable income (and therefore requires deferred income tax liabilities to be recorded) unless management asserts that the subsidiary has invested, or will invest, its undistributed earnings indefinitely in foreign jurisdictions. If this assertion can be supported, such temporary difference is treated as a permanent difference, and no deferred income tax liability is required to be recorded. The indefinite reinvestment assertion is made by the Company on a subsidiary-by-subsidiary basis. The Company maintains that the undistributed earnings of the majority of its foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions; therefore no deferred income tax liability has been recorded with respect to these subsidiaries’ earnings. Although a determination of the tax that would be due if such earnings were not indefinitely reinvested is not practicable due to the significant U.S. net operating loss carryforwards and the U.S. full valuation allowance on such net deferred income tax assets, any impact would not be material. The amount of cash and cash equivalents located at the Company’s foreign subsidiaries was approximately $9.4 million at December 31, 2014.

In December 2013, Mexico enacted income tax reform legislation which, among other things, established the corporate income tax rate at 30%, repealed the flat tax regime, and repealed certain consolidation filing provisions. The Company filed consolidated income tax returns in Mexico prior to 2013. Under the new tax legislation, the Company was required to recapture previously deferred income taxes related to income tax loss carryforwards and differences between consolidated and individual company taxable earnings. A net deferred income tax benefit of approximately $10.0 million was recorded in 2013 to reflect such changes in the Mexican tax laws.

As described in Note 2, ITG-PP was deconsolidated as of May 25, 2012 for financial reporting purposes under GAAP. In 2013 the Company recognized a $16.8 million deferred tax asset related to additional net operating losses resulting from positions taken by the Company for claims filed against certain assets in Vietnam and the related impact on certain of the Company’s income tax returns filed during 2013, with the benefit of such losses fully offset by an increase of $16.8 million in the valuation allowance, resulting in a zero net effect on the Company’s consolidated financial statements. The entire amount of the tax impact ultimately recorded by the Company has been, and is expected to be, reduced by a valuation allowance as management believes that it is more likely than not that any tax benefits will not be realized. At this time, management does not expect that the ultimate tax impact of the deconsolidation, the final sale of ITG-PP assets, and the ultimate liquidation of ITG-PP will have a material impact on the Company’s consolidated balance sheet, results of operations or cash flows. Because the final sale of the ITG-PP assets and subsequent liquidation of ITG-PP have not yet occurred, management does not currently have the necessary information to determine the ultimate impact of these transactions on the Company’s income taxes. The Company expects that it will be able to obtain the necessary information to provide a reasonable estimate of the ultimate tax impact in its financial statements within a reasonable period subsequent to the occurrence of any sale transaction.

The Company currently has tax loss and credit carryforwards in the U.S., Mexico, and in various other foreign jurisdictions. The U.S. federal tax loss carryforward as of December 31, 2014 is $480.2 million and will expire in various amounts, and at various times, from 2025 through 2035. U.S. state net operating loss carryforwards were $199.7 million at December 31, 2014 and expire on various dates from 2025 to 2035. North Carolina and South Carolina jobs tax credit carryforwards of $28.8 million at December 31, 2014 expire in various amounts, and at various times, from 2016 through 2021. Foreign tax loss carryforwards as of December 31, 2014 are approximately $20.4 million and will expire in various amounts, and at various times, from 2015 through 2024.

The Company’s liability for uncertain tax positions at December 31, 2014 was related to U.S. and Mexico jurisdictions. Activity related to uncertain tax positions is as follows (in thousands):

Gross unrecognized tax benefits at December 31, 2012	$7,829
Release of net operating loss recapture resulting from tax law change	(2,822)
Release of CUFIN recapture resulting from tax law change	(4,249)
Net operating loss recapture payments	(247)
Gross unrecognized tax benefits at December 31, 2013	511
Current year position taken for Asset Tax recapture liability	1,659
Gross unrecognized tax benefits at December 31, 2014	$2,170

Tax legislation in Mexico effective as of January 1, 2014 included a provision to obligate taxpayers to recapture previous benefits related to consolidated reporting of “Asset Tax” liabilities. The recapture liability that the Company quantified includes amounts the Company believes are not owed according to its interpretation of the new law. Accordingly, the Company has recorded a recapture liability of $1.7 million as of December 31, 2014 for this uncertain tax position.

Tax legislation in Mexico prior to 2013 required a taxable loss recapture provision of the amount by which the separate company “Cuenta de Utilidad Fiscal Neta” (“CUFIN”) exceeded the consolidated group’s CUFIN (the CUFIN computation determines the amount of earnings that may be distributed as a dividend free of additional Mexican corporate income taxes). The reserve related to CUFIN was released in 2013 as a result of a repeal of the consolidation rules under the 2013 Mexican income tax reform legislation discussed above. The reserve related to net operating loss recapture in Mexico is no longer uncertain under such income tax reform legislation and such reserve was also released in 2013 as a result of a repeal of the consolidation rules under the 2013 Mexican income tax reform legislation discussed above.

The liability for uncertain tax positions of $2.2 million at December 31, 2014, if recognized, would reduce the Company’s effective tax rate. The amount of related interest and penalties accrued as of December 31, 2014 was not material to the consolidated financial statements.

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

Amounts recognized in the accompanying consolidated balance sheets related to the Burlington Industries LLC pension and postretirement benefit plans consisted of the following (in thousands):

	December 31, 2014		December 31, 2013
		U.S.		U.S.
	Pension	Postretirement	Pension	Postretirement
	Benefit Plan	Benefit Plan	Benefit Plan	Benefit Plan
Current liabilities - accrued benefit cost	$—	$408	$—	$429
Noncurrent liabilities - accrued benefit cost	11,956	1,189	12,603	1,254
	$11,956	$1,597	$12,603	$1,683

Accumulated other comprehensive loss	$5,644	$154	$5,208	$126

Components of net expense (benefit) and other amounts recognized in accumulated other comprehensive loss for the Burlington Industries LLC pension and postretirement benefit plans were as follows (in thousands):

	Pension Benefit Plan
	Year Ended
	December 31,
	2014	2013
Net Expense (Benefit)
Interest cost	$864	$787
Expected return on plan assets, net of plan expenses	(374)	(280)
Amortization of net loss	377	640
Net periodic expense	867	1,147
Recognized settlement losses	564	689
Net expense	1,431	1,836

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net (gain) loss	436	(2,234)
Total recognized in net comprehensive income (loss)	$1,867	$(398)

	U.S. Postretirement Benefit Plan
	Year Ended
	December 31,
	2014	2013
Net Expense (Benefit)
Interest cost	$70	$64
Expected return on plan assets, net of plan expenses	—	14
Amortization of net loss	—	2
Net expense	70	80

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net (gain) loss	28	(101)
Total recognized in net comprehensive income (loss)	$98	$(21)

Obligations, plan assets and the funded status of the Burlington Industries LLC pension and postretirement benefit plans were as follows (in thousands):

	Year Ended		Year Ended
	December 31, 2014		December 31, 2013
		U.S.		U.S.
	Pension	Postretirement	Pension	Postretirement
	Benefit Plan	Benefit Plan	Benefit Plan	Benefit Plan
Change in benefit obligations:
Balance at beginning of period	$(25,466)	$(1,683)	$(27,724)	$(1,930)
Interest cost	(864)	(70)	(787)	(64)
Benefits paid	2,547	184	3,369	226
Actuarial gains (losses)	(1,722)	(28)	(324)	85
Balance at end of period	(25,505)	(1,597)	(25,466)	(1,683)
Change in fair value of plan assets:
Balance at beginning of period	12,863	—	11,412	161
Actual return on plan assets, net of plan expenses	721	—	1,509	—
Cash contributions by employer	2,512	184	3,311	65
Benefits paid	(2,547)	(184)	(3,369)	(226)
Balance at end of period	13,549	—	12,863	—
Funded status at end of year	$(11,956)	$(1,597)	$(12,603)	$(1,683)

Weighted average assumptions used to determine net benefit cost of the Burlington Industries LLC pension and postretirement plans for the 2014 and 2013 periods were as follows:

	Pension Benefit Plan		U.S. Postretirement Benefit Plan
	Year Ended		Year Ended
	December 31,		December 31,
	2014	2013	2014	2013

Discount rate	3.65%	3.00%	4.40%	3.50%
Long-term rate of return on plan assets	5.50%	5.50%	5.50%	5.50%

The weighted average discount rates used to determine the benefit obligations of the Burlington Industries LLC pension and postretirement benefit plans as of December 31, 2014 and 2013 were as follows:

	Pension Benefit Plan		U.S. Postretirement Benefit Plan
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013

Discount rate	3.18%	3.65%	3.00%	4.40%

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

An investment committee consisting of members of senior management of the Company is responsible for supervising, monitoring and evaluating the invested assets of the Company’s funded pension plan. The investment committee, which meets at least quarterly, abides by documented policies and procedures relating to investment goals, targeted asset allocations, risk management practices, allowable and prohibited investment holdings, diversification, the relationship between plan assets and benefit obligations, and other relevant factors and considerations. The objective of the Company’s investment policies and strategies for the Burlington Industries LLC pension plan is to achieve a targeted return over the long term that increases the ratio of assets to liabilities at a level of risk deemed appropriate by the Company while maintaining compliance with ERISA, common law fiduciary responsibilities and other applicable regulations and laws. The investment objective is measured over rolling one-, three- and five-year periods. The Burlington Industries LLC pension plan invests primarily in passive investments and predominantly in the debt (fixed income) and equity asset classes. Investment in additional asset classes with differing rates of returns, return variances and correlations may be utilized to reduce risk by providing diversification relative to debt and equity asset classes. Additionally, the Company diversifies investments within asset classes to reduce the potential impact of losses in single investments. The Burlington Industries LLC pension plan’s asset allocation policy is the principal method for achieving its targeted return. The asset allocation targets are approximately 65% equity securities, 27% fixed income securities, 5% commodities, and 3% real estate, cash or cash equivalents, with alternative investments and variances allowed within certain ranges. Actual asset allocation is monitored monthly relative to established policy targets and ranges. A variance from these ranges triggers a review and rebalancing toward the target allocation with due consideration given to the liquidity of the investments and transaction costs.

The fair values of plan assets in the Burlington Industries LLC pension plan at December 31, 2014 and 2013 are shown below (in thousands). See Note 21 for a discussion of the levels of the fair value hierarchy under FASB ASC 820.

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Total At
Asset Category	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
Pension Plan:
Cash equivalents	$—	$9	$—	$9
U.S. equity securities	74	5,004	—	5,078
Non-U.S. equity securities	—	3,750	—	3,750
Commodity derivative index fund (a)	—	681	—	681
U.S. fixed income securities (b)	—	3,678	—	3,678
Limited partnership units (c)	—	—	77	77
Real estate	—	—	276	276
	$74	$13,122	$353	$13,549

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Total At
Asset Category	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
Pension Plan:
Cash equivalents	$—	$70	$—	$70
U.S. equity securities	62	4,205	—	4,267
Non-U.S. equity securities	—	3,089	—	3,089
Commodity derivative index fund (a)	—	622	—	622
U.S. fixed income securities (b)	—	3,531	—	3,531
Limited partnership units (c)	—	926	82	1,008
Real estate	—	—	276	276
	$62	$12,443	$358	$12,863

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
(c)

This category includes investments in several private equity funds that invest in diverse industries in the U.S. At December 31, 2013, $0.9 million was categorized as Level 2 within the fair value hierarchy due to consummated sales transactions of such investments that occurred subsequent to the December 31, 2013 balance sheet date.

The following table shows a reconciliation of the beginning and ending balances for assets valued using significant unobservable inputs (Level 3) (in thousands):

	Limited partnership
	units	Real estate	Total
Balance at December 31, 2013	$82	$276	$358
Actual return on plan assets:
Relating to assets still held at end of year	(5)	—	(5)
Relating to assets sold during the year	—	—	—
Purchases, sales and settlements	—	—	—
Transfers out of Level 3	—	—	—
Balance at December 31, 2014	$77	$276	$353

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

Partnership investments: Values are based on the estimated fair value of the participation by the Company in the investment as determined by the general partner or investment manager of the respective partnership

Other holdings: Values vary by investment type, but primarily are determined by reputable pricing vendors, who use pricing matrices or models that use observable inputs

The Company expects to contribute between $2.2 million to $2.8 million to its U.S. pension plan and $0.1 million to $0.3 million to its U.S. postretirement plan in 2015, depending on plan asset performance and actual benefit payment levels.

The following benefit payments are expected to be made in the following fiscal years related to the Burlington Industries LLC pension and postretirement benefit plans. The expected benefit payments are based on the same assumptions used to measure the plans’ benefit obligations at December 31, 2014 (in thousands).

		U.S.
	Pension	Postretirement
	Benefit Plan	Benefit Plan
2015	$4,429	$408
2016	3,617	252
2017	2,987	212
2018	2,573	186
2019	2,344	157
2020 to 2024	8,783	468

Certain of the Company’s wholly-owned international subsidiaries in Mexico have recorded liabilities for seniority premium (retirement) benefit plans in the aggregate amount of $1.0 million and $0.9 million at December 31, 2014 and 2013, respectively. Such plans have no plan assets.

The measurement date used to determine pension and postretirement benefit measures for the Company’s plans is December 31. Amounts recognized in accumulated other comprehensive loss for all plans consisted of $6.0 million and $5.4 million at December 31, 2014 and 2013, respectively. The estimated net loss for the pension and postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in the next fiscal year is $0.5 million.

Note 12 Defined Contribution Plan

The Company has a 401(k) Savings Plan for all U.S. employees (and certain employees in foreign countries) that provides for employer contributions based on defined plan formulas and the level of the employee’s contribution. During the years ended December 31, 2014 and 2013, cash contributions of $2.0 million and $1.9 million, respectively, were made by the Company to the 401(k) Savings Plan and charged to operations in each period.

Note 13 Stockholders’ Deficit

Preferred Stock

As of December 31, 2014, the Company had 100,000,000 shares of preferred stock authorized, including 5,000,000 shares of Series C Preferred Stock (the “Series C Preferred Stock”), of which 114,628 and 126,103 shares were issued and outstanding at December 31, 2014 and 2013, respectively, 15,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 3,165,071 and 13,470,034 shares were issued and outstanding at December 31, 2014 and 2013, respectively, and 5,000,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at December 31, 2014 or 2013. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

Under the Stipulation and Settlement Agreement, $11.4 million (11,475 shares) and $257.6 million (10,304,963 shares) of Series C Preferred Stock and Series A Preferred Stock, respectively, and certain related dividends in arrears were cancelled in 2014. Pursuant to the certificates of designation of the Series C Preferred Stock and the Series A Preferred Stock, the Company is prohibited from paying dividends, if declared by the Company’s board of directors, on such preferred stock until funds are legally available therefor. As of December 31, 2014, dividends in arrears on preferred stock were $9.7 million, or $84.82 per share, on the Series C Preferred Stock, and $6.3 million, or $1.98 per share, on the Series A Preferred Stock, each payable in additional shares of such preferred stock.

Common Stock

The Company has 150,000,000 shares of common stock authorized at $0.01 par value per share, of which 17,468,327 shares were issued and outstanding at December 31, 2014 and 2013.

Accumulated Other Comprehensive Loss

The components of, and changes in, accumulated other comprehensive loss (net of income taxes of $0.1 million and $0.0 million as of and for the years ended December 31, 2014 and 2013, respectively) were as follows (in thousands):

	Gains and
	Losses on
	Foreign	Pension	Postretirement
	Currency Cash	Benefit	Benefit
	Flow Hedges (1)	Plan (2)	Plans (2)	Total

Balance at December 31, 2013	$(246)	$(5,208)	$(174)	$(5,628)
Other comprehensive loss before reclassifications	(341)	(811)	(174)	(1,326)
Amounts reclassified:
Net (gains) and losses	(179)	—	—	(179)
Amortization of net actuarial losses	—	375	—	375
Other comprehensive loss for the period	(520)	(436)	(174)	(1,130)
Balance at December 31, 2014	$(766)	$(5,644)	$(348)	$(6,758)

Balance at December 31, 2012	$—	$(7,442)	$(264)	$(7,706)
Other comprehensive income (loss) before reclassifications	(151)	1,594	88	1,531
Amounts reclassified:
Net (gains) and losses	(95)	—	—	(95)
Amortization of net actuarial losses	—	640	2	642
Other comprehensive income (loss) for the period	(246)	2,234	90	2,078
Balance at December 31, 2013	$(246)	$(5,208)	$(174)	$(5,628)

(1)	See Note 18, "Derivative Instruments".
(2)	These components are included in the computations of net periodic benefit costs. See Note 11 for additional information about the Company's pension and postretirement benefit plans.

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

No stock options or other equity based awards were granted in any period presented. Stock option activity for the periods indicated below was as follows:

		Weighted
	Number	Average
	of Shares	Exercise Price

Balance at December 31, 2012	345,199	$10.10
Expired	(4,699)	10.10
Balance at December 31, 2013	340,500	10.10
Expired	(117,888)	10.10
Balance at December 31, 2014	222,612	$10.10

At December 31, 2014, the weighted average remaining contractual life of outstanding stock options was 0.7 years. At December 31, 2014, the number of stock options exercisable was 222,612 and the weighted average exercise price of those options was $10.10. At December 31, 2014, the aggregate intrinsic value of outstanding stock options, options currently exercisable, and options expected to vest were each zero.

There was no stock-based compensation expense charged to income in either of 2014 or 2013, and there was no unrecognized compensation cost for stock-based awards as of December 31, 2014 and 2013.

Note 15 Reconciliation to Diluted Loss Per Share

The following data reflects the amounts used in computing loss from continuing operations per common share and the effect on the weighted average number of shares of dilutive potential common stock issuances (in thousands).

	Year Ended
	December 31,
	2014	2013

Income from continuing operations	$7,452	$7,195
Accrued preferred stock dividends, including arrearages for the period	(15,792)	(34,202)
Loss from continuing operations applicable to common shareholders	(8,340)	(27,007)
Effect of dilutive securities:
None	—	—
Numerator for diluted loss per common share from continuing operations	$(8,340)	$(27,007)

Weighted-average number of common shares used in basic earnings per share	17,468	17,468
Effect of dilutive securities:
None	—	—
Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	17,468	17,468

Based on the number of shares of Series A Preferred Stock outstanding as of December 31, 2014 and the Liquidation Value thereof on such date, the Series A Preferred Stock could potentially be converted at the option of the holders thereof into 8,874,770 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive (in thousands). For additional information on the cancellation of certain shares of Series A Preferred Stock, see Note 13, “Stockholders’ Deficit”.

	Year Ended
	December 31,
	2014	2013

Convertible preferred stock	26,920	34,061

Note 16 Related Party Transactions

W.L. Ross & Co. LLC (“WLR LLC”) may from time-to-time provide advisory services to the Company (consisting of consulting and advisory services in connection with strategic and financial planning, investment management and administration and other matters relating to our business and operations of a type customarily provided by sponsors of U.S. private equity firms to companies in which they have substantial investments, including any consulting or advisory services that the Board of Directors reasonably requests). In return for such services, WLR LLC may charge a quarterly management fee of $0.5 million and is reimbursed for any reasonable out-of-pocket expenses (including expenses of third-party advisors retained by WLR LLC). Per the Note Purchase Agreement, the payment of the management fees could not occur while payable in-kind (“PIK”) interest on the Tranche A Notes was unpaid. As a result, WLR LLC did not charge the Company any management fees in 2014 or 2013. Management fees of $2.5 million from prior periods remain outstanding and are recorded as a non-interest bearing noncurrent liability in the Company’s December 31, 2014 and 2013 consolidated balance sheets.

If the Company’s excess availability under the 2011 Credit Agreement (see Note 8) falls below certain predefined levels, the lenders under the 2011 Credit Agreement can draw upon a standby letter of credit in the amount of $20.0 million (the “WLR LC”); no such amounts had been drawn by the lenders as of December 31, 2014. Amendment No. 12 to the 2011 Credit Agreement provides for future reductions of the WLR LC of up to $5.0 million, or termination of the WLR LC, based upon amounts of the term loan repaid under the Credit Agreement, the maintenance of a specified fixed charge coverage ratio, the level of average excess availability, and certain other conditions. The WLR LC has been provided by Fund IV, which is controlled by Wilbur L. Ross, Jr., our controlling stockholder and who served as the Chairman of our Board of Directors until November 2014. Three other members of our board of directors are also affiliated with various investment funds controlled by Mr. Ross, Jr. that own a majority of our voting stock.

From time to time, the WLR Affiliates have purchased or received as PIK Interest Tranche B Notes. The Company issued additional Tranche B Notes of $1.2 million in 2014 in connection with the Guaranty (see Note 8). The outstanding amount of Tranche B Notes ($160.9 million at December 31, 2014, including outstanding PIK Interest) is classified as “Senior subordinated notes - related party, including PIK interest” in the Company’s accompanying consolidated balance sheet at December 31, 2014. The maturity date of the Tranche B Notes is June 2019. See Note 8 “Long-Term Debt and Short-Term Borrowings” for a discussion of the Stipulation and Settlement Agreement under which $21.9 million in principal and accrued interest of the Tranche B Notes outstanding as of December 31, 2013 was cancelled, together with all additional interest that accrued on such notes from December 31, 2013 through August 29, 2014. Also under the Stipulation and Settlement Agreement, $11.4 million (11,475 shares) and $257.6 million (10,304,963 shares) of Series C Preferred Stock and Series A Preferred Stock, respectively, and certain related dividends in arrears were cancelled.

In 2011, the Company entered into the Guaranty in favor of Fund IV. Pursuant to the Guaranty, the Company has guaranteed the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV was a party and under which Fund IV agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Under the 2011 Credit Agreement, the lenders (i) were entitled to receive payment under a $3.7 million evergreen standby letter of credit executed by Fund IV (the “Fund IV LC”), or (ii) the Company’s investments in ITG-PP discussed above were required to be repaid to the Company by ITG-PP no later than one month prior to the March 31, 2016 expiration date of the Fund IV LC. In August 2014, the Company entered into Consent and Amendment No. 11 to the 2011 Credit Agreement which provided, among other things, for the termination of the Fund IV LC. On October 14, 2014, the Fund IV LC was terminated and an additional $1.2 million of principal amount of Tranche B Notes were issued in satisfaction of the Company’s obligations thereunder for accrued guaranty fees. Cone Denim (Jiaxing) Limited has outstanding short-term working capital loans from various Chinese financial institutions, including approximately $2.4 million guaranteed by a $2.8 million standby letter of credit with a WLR Affiliate pursuant to the Guaranty. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. Also pursuant to the Guaranty, the Company is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. In 2014 and 2013, the Company incurred guarantee fees of $0.6 million and $0.7 million, respectively.

The Company has entered into a marketing and service arrangement with OCM India Limited (“OCM”), which is owned by certain affiliates of WLR. Under the arrangement, the Company provides certain operations, marketing and service assistance to OCM in exchange for a service fee. In 2014 and 2013, the Company billed $0.2 million and $0.4 million, respectively, to OCM for service fees and sales commissions, and had accounts receivable of $0.1 million as of December 31, 2014 and 2013.

The Company enters into various related party transactions in the normal course of business with its unconsolidated affiliated companies (see Note 4). In August 2014, the Company sold its 50% equity interests in Summit Yarn (see Notes 23 and 24). Purchases of raw materials from Summit Yarn for the years ended December 31, 2014 and 2013 were $60.6 million and $53.7 million, respectively, and accounts payable at December 31, 2013 were $8.0 million. In addition, the Company billed Summit Yarn, LLC $3.4 million and $3.8 million in 2014 and 2013, respectively, for certain utilities it paid on behalf of Summit Yarn, LLC in Mexico, and related accounts receivable at December 31, 2013 were $0.4 million.

Note 17 Segment and Other Information

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has four operating segments that are reported to the chief operating decision maker (“CODM”) and three reportable segments that are presented herein. The bottom-weight woven fabrics segment consists of heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The all other segment consists of expenses related to transportation services and other miscellaneous items. The narrow fabrics, CDN and ITG-PP businesses are presented as discontinued operations in the Company’s consolidated statements of income for all periods presented (see Note 2).

Net sales, income from continuing operations before income taxes, and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense)-net. Intersegment net sales for 2014 and 2013 were primarily attributable to commission finishing sales of $0.3 million and $0.5 million, respectively.

	Year Ended
	December 31,
	2014	2013

Net Sales:
Bottom-weight Woven Fabrics	$563,167	$578,348
Commission Finishing	31,712	21,287
All Other	891	958
	595,770	600,593
Intersegment sales	(324)	(504)
	$595,446	$600,089

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$34,356	$42,725
Commission Finishing	1,473	(821)
All Other	–	(76)
Total reportable segments	35,829	41,828
Corporate expenses	(10,261)	(8,141)
Other operating income - net	3,368	3,148
Restructuring charges	(3,116)	(2)
Interest expense	(28,789)	(30,652)
Other income (expense) - net	14,016	(9,485)
	11,047	(3,304)
Income tax benefit (expense)	(3,486)	10,375
Equity in income (losses) of unconsolidated affiliates	(109)	124
Income from continuing operations	7,452	7,195
Discontinued operations, net of income taxes:
Loss from discontinued operations	(6,559)	(11,778)
Loss on disposal of net assets	(501)	–
Gain on derecognition of net assets	–	27,874
Income (loss) from discontinued operations	(7,060)	16,096
Net income	$392	$23,291

	December 31,	December 31,
	2014	2013

Total Assets:
Bottom-weight Woven Fabrics	$274,031	$274,476
Commission Finishing	13,657	17,194
Corporate	14,333	12,147
Discontinued Operations	–	13,454
All Other	60	55
	$302,081	$317,326

The following items are included in income (loss) before income taxes (in thousands):

	Year Ended
	December 31,
	2014	2013
Depreciation and Amortization
Bottom-weight Woven Fabrics	$10,853	$10,697
Commission Finishing	414	421
Corporate	298	339
Discontinued Operations	601	2,991
All Other	3	3
	$12,169	$14,451

The following items are included in the determination of total assets (in thousands):

	Year Ended
	December 31,
	2014	2013
Capital Expenditures (cash and non-cash)
Bottom-weight Woven Fabrics	$15,356	$5,032
Commission Finishing	104	38
Corporate	141	50
Discontinued Operations	19	92
	$15,620	$5,212

The Company’s equity in income (loss) of unconsolidated affiliates is included in the bottom-weight woven fabrics segment for the years ended December 31, 2014 and 2013. The following table presents sales from continuing operations and tangible long-lived assets by geographic area as of and for the fiscal years ended December 31, 2014 and 2013 (in thousands). The Company generally attributes its revenues based on the shipping destination of the products and attributes its long-lived assets to a particular country based on the location of the assets within each of the Company’s production facilities.

	Year Ended
	December 31,
	2014	2013
Net Sales:
United States	$233,324	$238,542
Mexico	209,892	212,008
Other Foreign	152,230	149,539
	$595,446	$600,089

	December 31,	December 31,
	2013	2013
Long-lived Assets:
United States	$17,217	$23,525
China	52,154	57,880
Mexico	34,906	24,046
	$104,277	$105,451

Note 18 Derivative Instruments

Derivative instruments used periodically by the Company for foreign currency, cotton, wool and natural gas purchases consist primarily of forward purchase contracts. The Company does not utilize financial instruments for trading or other speculative purposes. The Company has historically qualified for the “normal purchases exception” under GAAP for derivatives related to its cotton and wool forward purchase contracts and certain of its natural gas contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies and has designated such instruments as cash flow hedges under hedge accounting rules in 2014 and in 2013. At December 31, 2014 and 2013, the Company had the following outstanding forward purchase contracts that were entered into to hedge forecasted purchases through the end of December of the years following such dates:

Contract	Number of Units
Foreign currency forward purchase contracts outstanding as of December 31, 2014	743,096,910 Pesos
Foreign currency forward purchase contracts outstanding as of December 31, 2013	418,110,322 Pesos
Natural gas forward purchase contract outstanding as of December 31, 2014	284,700 MBTU

The fair value of the Company’s derivative instruments recognized in the December 31, 2014 and 2013 consolidated balance sheets consisted of the following (in thousands):

	Fair Value of Liability Derivatives
	Balance
	Sheet	December 31,
	Location	2014	2013
Derivatives designated as hedging instruments under FASB ASC 815
Foreign currency contracts	Sundry payables and
	accrued liabilities	$566	310

Derivatives not designated as hedging instruments under FASB ASC 815
Commodity contracts	Sundry payables and
	accrued liabilities	230	—

		$796	$310

The effect of derivative instruments on the financial performance of the Company was as follows (in thousands):

	Amount of Net Gain (Loss) in Other Comprehensive Loss (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	2014	2013	into Income	2014	2013
Derivatives designated as cash flow hedging instruments under FASB ASC 815
Foreign currency contracts	$(341)	$(151)	Cost of goods sold	$179	$95

	$(341)	$(151)		$179	$95

	Location of	Amount of Gain (Loss)
	Gain (Loss)	Recognized on Derivatives
	on Derivatives	2014	2013
Derivatives not designated as hedging instruments under FASB ASC 815
Commodity contracts
Realized	Cost of goods sold	$2	$84
Unrealized	Other income (expense) - net	(230)	15

		$(228)	$99

The Company did not exclude any amounts of its foreign currency cash flow hedges from effectiveness testing during any periods presented herein, and such tests resulted in the hedges being effective, or expected to be effective, in offsetting the variability of the designated forecasted cash flows. Foreign currency cash flow hedges outstanding at December 31, 2014 and 2013 cover each of the respective subsequent monthly periods ending December 2015 and 2014, respectively; the maximum duration of foreign currency cash flow hedge contracts do not exceed twelve months. The estimated net loss related to cash flow hedges that will be reclassified from accumulated other comprehensive loss into earnings over the next twelve months is $0.8 million.

The Company does not designate its natural gas derivative instruments as hedges under hedge accounting rules. Accordingly, unrealized gains and losses on certain commodity derivative contracts are recorded in “other income (expense) - net” since these amounts represent non-cash changes in the fair values of such open contracts that are not expected to correlate with the amounts and timing of the recognition of the hedged items. Natural gas hedges that were outstanding as of December 31, 2014 cover the twelve month period ending December 31, 2015. Natural gas hedges that were outstanding in 2013 covered certain periods during the year ended December 31, 2013.

Because the Company’s hedged items are components of cost of goods sold, realized gains and losses on foreign currency and natural gas derivative contracts are recorded in cost of goods sold upon settlement of those contracts. Gains and losses reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next twelve months.

Note 19 Commitments and Contingencies

Asbestos materials are present at certain of the Company’s facilities, and applicable regulations would require the Company to handle and dispose of these items in a special manner if these facilities were to undergo certain major renovations or if they were demolished. FASB ASC 410, “Asset Retirement and Environmental Obligations,” provides guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity. In accordance with FASB ASC 410, the Company has not recognized a liability associated with these obligations, because the fair value of such liabilities cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of these facilities. The Company expects to maintain these facilities by repair and maintenance activities that do not involve the removal of any of these items and has not identified any need for major renovations caused by technology changes, operational changes or other factors. In accordance with FASB ASC 410, the Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value. As of December 31, 2014, the Company did not have any liabilities recorded for these obligations.

As of December 31, 2014, the Company had raw material and service contract commitments totaling $38.4 million and capital expenditure commitments of less than $0.1 million not reflected as liabilities on the accompanying consolidated balance sheet. These commitments were not reflected as liabilities on the accompanying consolidated balance sheet because the Company had not received or taken title to the related assets. Raw material commitments related mainly to firm purchase commitments for cotton and wool used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders.

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

The Company, as a nominal defendant, the plaintiffs and the Non-Company Defendants entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) relating to the Consolidated Action, which was approved by the Court on August 29, 2014 and is no longer subject to appeal. Pursuant to the Settlement Agreement, and in settlement of the Consolidated Action, (i) certain of the Non-Company Defendants made an aggregate $36.0 million cash payment (the “Cash Settlement”), consisting of a $16.0 million cash payment from the independent financial advisor and its insurers and a $20.0 million cash payment from other Non-Company Defendants and their insurers, (ii) $21.9 million in principal and accrued interest of the Company’s senior subordinated notes held by certain affiliates of the Company (the “Affiliates”), (which are designated as “senior subordinated notes—related party, including PIK interest” on the Company’s balance sheets and had a maturity date of June 6, 2015), were cancelled, together with all additional interest that accrued on such notes from December 31, 2013 through August 29, 2014 (collectively, the “Cancelled Notes”), and (iii) 10,304,963 shares of the Company’s Series A Preferred Stock, having a liquidation value of $257.6 million as of December 31, 2013, and 11,475 shares of the Company’s Series C Preferred Stock, having a liquidation value of $11.5 million as of December 31, 2013, in each case together with additional shares of Series A Preferred Stock and Series C Preferred Stock that accrued in arrears with respect to such shares through August 29, 2014 (collectively, the “Cancelled Preferred Stock”), all of which are held by the Affiliates, were cancelled on the effective date of the Settlement Agreement.

As a result of the approval by the Court of the Settlement Agreement, the Cancelled Notes and the Cancelled Preferred Stock were cancelled, and the Company’s respective obligations, and the Affiliates’ respective rights, thereunder were terminated, effective as of December 31, 2013. Such cancellations reduced the Company’s long-term debt and stockholders’ deficit by the amount of the Cancelled Notes, and reduced the aggregate liquidation value of the Series A Preferred Stock and the Series C Preferred Stock by the respective values of the Cancelled Preferred Stock. In 2014, the Company reversed $1.4 million of PIK interest expense that had been recorded through the six months ended June 30, 2014 related to the Cancelled Notes. In accordance with the Settlement Agreement, the Company received $3.8 million of cash from the Cash Settlement for use by the Company to pay fees and expenses of various legal and other advisors in connection with the Consolidated Action. Such amount was received in October 2014 and included in “Other income (expense) – net” in its consolidated statement of income for 2014.

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

Note 20 Restructuring Activities

The charges (recoveries) for restructuring included in income from continuing operations included the following (in thousands):

	Year Ended
	December 31,
	2014	2013
Severance and COBRA benefits	$3,104	$(21)
Pension settlement charges	12	23
	$3,116	$2

Restructuring Activities in the Bottom-weight Woven Fabrics Segment

Hourly and salaried workforce reductions of 53 employees undertaken at our worsted wool fabric manufacturing facility in Mexico resulted in severance and other termination benefits of $0.1 million being recorded in 2014 in the bottom-weight woven fabrics segment. These workforce reductions were primarily attributable to the outlook for lower product demand at this facility. Restructuring recoveries in 2013 were due to the expiration of COBRA benefits of $0.1 million primarily related to employees at the U.S. denim facility.

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

Other Restructuring Activities

In April 2014, the Company implemented an initiative to reduce its corporate administrative cost structure. Because the Company’s size, complexity and business structure has decreased in recent years, the Company’s board of directors determined that cost savings could be achieved with the restructuring of the Company’s executive structure. As a result of this restructuring, the Company and one of its executive officers entered into an agreement in April 2014 that provides certain benefits through December 30, 2017. Such benefits and other related corporate costs in the aggregate amount of $3.0 million were recorded in 2014.

Following is a summary of activity related to restructuring accruals (in thousands). The Company expects to pay $0.7 million during each of 2015, 2016, and 2017 to reduce its severance and COBRA benefits liability outstanding at December 31, 2014.

Severance and COBRA Benefits
Balance at December 31, 2012	$154
2013 charges (recoveries), net	(33)
Payments	(99)
Balance at December 31, 2013	22
2014 charges (recoveries), net	3,104
Payments	(1,031)
Balance at December 31, 2014	$2,095

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

The Company enters into natural gas forward purchase contracts, foreign-currency forward purchase contracts and other derivative instruments from time to time, in addition to any commodity derivative contracts that are designated as normal purchases. These derivative contracts are principally with financial institutions and other commodities brokers, the fair values of which are obtained from third-party broker quotes.

The following table provides a summary of the fair values of certain of the Company’s assets and liabilities measured on a recurring basis under FASB ASC 820 as of December 31, 2014 and 2013 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At December 31, 2014
Assets:
Derivatives	$—	$—	$—	$—
Liabilities:
Derivatives	$—	$796	$—	$796

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At December 31, 2013
Assets:
Derivatives	$—	$—	$—	$—
Liabilities:
Derivatives	$—	$310	$—	$310

During 2014, long-lived assets held and used with a carrying amount of $4.4 million were written down to their estimated fair value of $0.4 million, resulting in an impairment charge of $4.0 million. During 2013, long-lived assets held and used with a carrying amount of $7.3 million were written down to their estimated fair value of $5.3 million, resulting in an impairment charge of $2.0 million. Such charges are included in loss from discontinued operations in the consolidated statements of income for 2014 and 2013, respectively. In accordance with the provisions of FASB ASC 360, the impairment charges represent the amounts by which the carrying value of the asset group exceeded the estimated fair values of such assets as measured by the market approach with the assistance of brokers and independent third-party appraisers. See Notes 2 and 5 for additional information regarding impairment of long lived assets. The Company cannot predict future events that might adversely affect the carrying value of long-lived assets. Any decline in economic conditions could result in additional impairment charges.

The accompanying consolidated financial statements include certain financial instruments, and the fair value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, notes receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of December 31, 2014 related to expected yield (under Level 2 of the fair value hierarchy), the Company estimated that the fair value of its Notes was approximately the principal plus accrued interest at December 31, 2014. The estimate of fair value of borrowings under the Company’s various bank loans and other financial instruments (under Level 2 of the fair value hierarchy) generally approximates the carrying values at December 31, 2014 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates.

Note 22 Other Operating Income - Net

Other operating income-net in 2014 and 2013 includes grant income from the U.S. Department of Commerce Wool Trust Fund of $3.0 million in each period. The Company records such grant income upon confirmation of the availability of funds from this trust. In addition, other operating income-net in 2014 and 2013 includes net gains related to the disposal of miscellaneous property and equipment of $0.4 million and $0.1 million, respectively.

Note 23 Other Income (Expense) - Net

	Year Ended
	December 31,
	2014	2013

Gain on sale of investment in unconsolidated affiliate	$9,421	$—
Litigation recovery (expense) not related to current operations (see Note 19)	4,669	(7,107)
Foreign currency exchange gains (losses), net	(81)	(2,269)
Unrealized gains (losses) on derivative instruments, net	(230)	15
Other	(3)	(223)
	$13,776	$(9,584)

In August 2014, the Company sold its 50% equity interests in the Summit Yarn LLC and Summit Yarn Holdings joint ventures (together, “Summit Yarn”) for cash proceeds of $9.6 million to the other joint venture partner, Parkdale America, LLC. The Company recorded a gain on the sale of Summit Yarn of $9.4 million in 2014. In accordance with the terms of the 2011 Credit Agreement, the Company used such proceeds to repay $9.6 million of the balance outstanding under the U.S. Revolver, without a reduction in the availability thereof.

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

The Company’s business is dependent on the success of, and its relationships with, its largest customers. One customer, V.F. Corporation, accounted for approximately 10% of the Company’s consolidated accounts receivable as of December 31, 2014, and such customer accounted for approximately 10% of the Company’s consolidated net sales in 2014 and 2013, which sales were in the bottom-weight woven fabrics segment. Additionally, the Company believes that two of its customers, Levi Strauss & Co. (in the bottom-weight woven fabrics segment) and the U.S. Department of Defense (in the bottom-weight woven fabrics and commission finishing segments), are able to direct certain of their respective producers to purchase products directly from the Company for use in these customers’ products. Although neither Levi Strauss & Co. nor the U.S. Department of Defense are directly liable for the payment by any of those producers for products purchased from the Company, the Company believes that continued sales to the producers of Levi Strauss & Co. and U.S. Department of Defense products are dependent upon the Company maintaining strong supplier/customer relationships with each of Levi Strauss & Co. and the U.S Department of Defense.

In August 2014, the Company sold its 50% equity interest in the Summit Yarn LLC and Summit Yarn Holdings joint ventures (together, “Summit Yarn”) to the other joint venture partner, Parkdale America, LLC (“Parkdale”) (see Note 23). The Company’s yarn purchase agreement with Summit Yarn was amended upon completion of the sale of the joint ventures to provide for a continuing long-term supply of yarn for certain of the Company’s operations. Purchases of raw materials from Summit Yarn and Parkdale were approximately $60.6 million in 2014, which purchases were in the bottom-weight woven fabrics segment.

The loss of or reduction in business from any key customer or supplier could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in relevant financing documents that limit the cash dividends they can pay and loans they may make to the Company. Of the Company’s consolidated cash balance of $9.5 million at December 31, 2014, approximately $0.6 million held by certain subsidiaries was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to various governmental statutes and regulations that restrict and/or limit loans and dividend payments they may make to the Company. At December 31, 2014, the Company’s proportionate share of restricted net assets of its consolidated subsidiaries was approximately $14.8 million.

Note 25 Subsequent Events

In January 2015, Burlington Morelos refinanced its then-existing term loan with Banamex by entering into a new five year, $12.2 million term loan with required principal repayments of $0.2 million per month until January 2020, and with the remaining principal balance due in February 2020. The obligations of Burlington Morelos under such term loan are denominated in U.S. dollars and are secured by a pledge of all property, plant and equipment of Burlington Morelos and its subsidiaries. Also in January 2015, Parras Cone refinanced its term loans with Banamex by entering into a new five year, $10.6 million term loan, with an option to increase borrowings by an additional $7.0 million. The term loan requires principal repayments of $0.1 million per month until January 2020, with the remaining principal balance due in February 2020. No amounts have been drawn on the $7.0 million commitment as of the date hereof; Parras Cone can draw upon this $7.0 million commitment until January 2016. The obligations of Parras Cone under such term loans are denominated in U.S. dollars and are secured by all assets of Parras Cone and are guaranteed by Parras Cone’s direct parent, Burlington Morelos. The interest rates on borrowings under these term loan agreements are variable at LIBOR plus 3.5% and contain customary provisions of default for agreements of this nature. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights as a secured party. Such term loans also contain certain customary financial covenant requirements applicable to the Company’s subsidiaries in Mexico. In addition, Burlington Morelos and its subsidiaries are restricted under such term loans from making annual capital expenditures in excess of one percent of annual consolidated net sales of such consolidated group.

EXHIBIT INDEX

Exhibit Number	Exhibit

10.10	Form of Severance Letter with certain officers of International Textile Group, Inc.

10.18

Form of Amended and Restated Credit Agreement, originally dated as of March 30, 2011 (as amended to date), by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto

10.24	English translation of Loan Agreement, dated as of January 28, 2015, by and among Parras Cone de Mexico, S.A. de C.V., and Banco Nacional de Mexico, S.A. as lender thereto

10.25	English translation of Loan Agreement, dated as of January 28, 2015, by and among Burlington Morelos, S.A. de C.V. and Banco Nacional de Mexico, S.A. as lender thereto

10.47	Sixth Amended and Restated Support Agreement by and between International Textile Group, Inc. and WLR Recovery Fund IV, LP, and General Electric Capital Corporation dated December 18, 2014

21.1	Subsidiaries of International Textile Group, Inc.

23.1	Consent of Grant Thornton LLP

31.1	Certification of Principal Executive Officer as required by Rule 13a- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer as required by Rule 13a- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document