Form 10-Q
period 2015-03-31
INTERNATIONAL TEXTILE GROUP INC
filed 2015-05-07
CIK 918964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q

________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of May 4, 2015, was 17,468,327.

			PAGE

PART I	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014	4

		Unaudited Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014	5

		Unaudited Consolidated Statements of Comprehensive Operations for the three months ended March 31, 2015 and 2014	6

		Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014	7

		Notes to Consolidated Financial Statements (Unaudited)	8 - 25

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26 - 32

	ITEM 4.	CONTROLS AND PROCEDURES	33

PART II	OTHER INFORMATION

	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	34

	ITEM 6.	EXHIBITS	34

SIGNATURE			35

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

●	our financial condition, which may put us at a competitive disadvantage compared to our competitors that have less debt;
●	our ability to generate sufficient cash flows, improve our liquidity or fund significant capital expenditures;
●	our ability to comply with the covenants in our financing agreements, or to obtain waivers of these covenants when and if necessary;
●	our ability to repay or refinance our debt currently due or as it becomes due;
●	significant increases in the underlying interest rates on which our variable rate debt is based;
●	lower than anticipated demand for our products;
●	our dependence on the success of, and our relationships with, our largest customers;
●	competitive pricing pressures on our sales, and our ability to achieve cost reductions required to sustain global cost competitiveness;
●	our ability to develop new products that gain customer acceptance;
●	significant increases or volatility in the prices of raw materials, dyes and chemicals, and rising utility costs, and our ability to plan for and respond to the impact of those changes;
●	risks associated with foreign operations and foreign supply sources, including international laws and regulations that could increase our cost of doing business;
●	our ability to successfully maintain and/or upgrade our information technology systems;
●	our ability to protect our proprietary information and prevent or enforce third parties from making unauthorized use of our products and technology;
●	the funding requirements of our defined benefit pension plan or lower than expected investment performance by our pension plan assets;
●	existing environmental laws or their interpretation, more vigorous enforcement by regulatory agencies or the discovery of currently unknown conditions;
●	risks associated with cyber attacks and information technology breaches; and
●	other factors not presently known to us or that we do not currently deem to be material.

Forward-looking statements include, but are not limited to, those described or made herein or in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and in other filings made from time to time with the Securities and Exchange Commission (“SEC”) by the Company. You are encouraged to carefully review those filings for a discussion of various factors that could result in any of such forward-looking statements proving to be inaccurate. Forward-looking statements also make assumptions about risks and uncertainties. Many of these factors are beyond the Company’s ability to control or predict and their ultimate impact could be material. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

PART I  FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,942	$9,466
Accounts receivable, less allowances of $903 and $684, respectively	71,255	61,463
Sundry notes and receivables	10,959	11,475
Inventories	109,927	93,940
Deferred income taxes	3,039	2,999
Prepaid expenses	4,942	3,176
Other current assets	691	708
Total current assets	210,755	183,227
Property, plant and equipment, net	102,803	104,277
Intangibles and deferred charges, net	1,634	1,568
Goodwill	2,740	2,740
Deferred income taxes	5,787	6,279
Other assets	4,068	3,990
Total assets	$327,787	$302,081
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of bank debt and other long-term obligations	$10,673	$12,237
Short-term borrowings	44,991	43,764
Accounts payable	46,986	40,318
Sundry payables and accrued liabilities	22,476	22,236
Income taxes payable	471	732
Total current liabilities	125,597	119,287
Bank debt and other long-term obligations, net of current portion	77,554	61,258
Senior subordinated notes - related party, including PIK interest	165,703	160,877
Income taxes payable	3,026	3,114
Deferred income taxes	3,311	3,287
Other liabilities	20,088	20,589
Total liabilities	395,279	368,412
Commitments and contingencies
Stockholders' deficit:
Series C preferred stock (par value $0.01 per share; 5,000,000 shares authorized; 114,628 shares issued and outstanding; and aggregate liquidation value of $126,838 and $124,351 at March 31, 2015 and December 31, 2014, respectively)	114,183	114,183
Series A convertible preferred stock (par value $0.01 per share; 15,000,000 shares authorized; 3,165,071 shares issued and outstanding; and aggregate liquidation value of $87,008 and $85,407 at March 31, 2015 and December 31, 2014, respectively)	79,127	79,127
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 shares issued and outstanding at March 31, 2015 and December 31, 2014)	175	175
Capital in excess of par value	21,944	21,944
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(275,179)	(274,591)
Accumulated other comprehensive loss, net of taxes	(7,331)	(6,758)
Total stockholders' deficit	(67,492)	(66,331)
Total liabilities and stockholders' deficit	$327,787	$302,081

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net sales	$144,126	$144,818
Cost of goods sold	125,945	127,499
Gross profit	18,181	17,319
Selling and administrative expenses	11,660	11,638
Provision for bad debts	79	9
Other operating income - net	7	(22)
Restructuring charges	-	125
Income from operations	6,435	5,569
Non-operating other income (expense):
Interest income	46	52
Interest expense - related party PIK interest	(4,826)	(4,906)
Interest expense - third party	(1,961)	(2,691)
Other income (expense) - net	553	(750)
Total non-operating other income (expense) - net	(6,188)	(8,295)
Income (loss) from continuing operations before income taxes and equity in losses of unconsolidated affiliates	247	(2,726)
Income tax expense	(751)	(777)
Equity in losses of unconsolidated affiliates	(60)	(14)
Loss from continuing operations	(564)	(3,517)
Loss from discontinued operations, net of income taxes	(24)	(906)
Net loss	$(588)	$(4,423)

Net loss	$(588)	$(4,423)
Accrued preferred stock dividends, including arrearages for the period	(4,088)	(3,780)
Net loss attributable to common stock	$(4,676)	$(8,203)

Net loss per share attributable to common stock, basic:
Loss from continuing operations	$(0.27)	$(0.42)
Loss from discontinued operations	-	(0.05)
	$(0.27)	$(0.47)
Net loss per share attributable to common stock, diluted:
Loss from continuing operations	$(0.27)	$(0.42)
Loss from discontinued operations	-	(0.05)
	$(0.27)	$(0.47)

Weighted average number of shares outstanding - basic	17,468	17,468
Weighted average number of shares outstanding - diluted	17,468	17,468

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Comprehensive Operations

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net loss	$(588)	$(4,423)

Other comprehensive income (loss), net of taxes:
Cash flow hedge adjustments	(688)	404
Pension and postretirement liability adjustments	115	94
Other comprehensive income (loss)	(573)	498

Net comprehensive loss	$(1,161)	$(3,925)

See accompanying Notes to Consolidated Financial Statements (unaudited)

 INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(588)	$(4,423)
Adjustments to reconcile net loss to cash used in operations:
Provision for bad debts	79	10
Depreciation and amortization of property, plant and equipment	2,893	3,115
Amortization of deferred financing costs	112	233
Deferred income taxes	286	(117)
Equity in losses of unconsolidated affiliates	60	14
(Gain) loss on sale of assets	7	(22)
Non-cash interest expense	4,839	4,928
Foreign currency remeasurement (gains) losses	82	(397)
Contributions to pension and postretirement benefit plans	(589)	(608)
Change in operating assets and liabilities:
Accounts receivable	(9,883)	(4,336)
Inventories	(15,985)	(14,157)
Other current assets	(1,255)	(2,544)
Accounts payable and accrued liabilities	6,353	16,177
Income taxes payable	(242)	61
Other	269	566
Net cash used in operating activities	(13,562)	(1,500)

INVESTING ACTIVITIES
Capital expenditures	(1,295)	(1,854)
Deposits and other costs related to equipment to be purchased	(317)	(622)
Investments in and advances to unconsolidated affiliates	(60)	-
Distributions from unconsolidated affiliates	-	400
Proceeds from sale of property, plant and equipment	13	22
Net cash used in investing activities	(1,659)	(2,054)

FINANCING ACTIVITIES
Proceeds from issuance of term loans	-	2,000
Repayment of term loans	(4,184)	(3,393)
Net borrowings under revolving loans	18,937	7,499
Net proceeds from (repayments of) short-term borrowings	1,374	(382)
Payment of financing fees	(184)	-
Repayment of capital lease obligations	(22)	(15)
Decrease in checks issued in excess of deposits	-	(152)
Net cash provided by financing activities	15,921	5,557

Effect of exchange rate changes on cash and cash equivalents	(224)	(143)
Net change in cash and cash equivalents	476	1,860
Cash and cash equivalents at beginning of period	9,466	3,780
Cash and cash equivalents at end of period	$9,942	$5,640

Supplemental disclosures of cash flow information:
Cash payments (refunds) of income taxes, net	$731	$800
Cash payments for interest	$1,654	$2,172
Non-cash investing and financing activities:
Additions to property, plant and equipment using deposits or trade credits	$144	$1,121

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1 Description of the Company and Basis of Presentation

International Textile Group, Inc. (“ITG”, the “Company”, “we”, “us” or “our”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations in the United States, Mexico, and China. The Company believes it is one of the world’s largest and most diversified producers of denim fabrics and the largest producer of better denim fabrics for products distributed through department stores and specialty retailers. In addition, the Company believes it is one of the largest worsted wool manufacturers and commission printers and finishers in North America, and is a leading developer, marketer and manufacturer of performance synthetic apparel fabrics, technical and value added fabrics, contract fabrics for interior furnishings, automotive safety fabrics, and other textile products used in a variety of niche industrial and commercial applications.

The December 31, 2014 consolidated balance sheet data included herein was derived from the Company’s audited financial statements. The unaudited consolidated financial statements included herein have been prepared by ITG pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) as well as accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results for the reported interim periods and as of the reported dates, which consist of only normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report, as is permitted by such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of any given quarter are not necessarily indicative of the results to be expected for any other quarter or the full fiscal year.

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts recorded in the consolidated financial statements and the related notes to consolidated financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of receivables, inventories, goodwill, intangible assets, other long-lived assets, guarantee obligations, and assumptions used in the calculation of, among others, income taxes, pension and postretirement benefits, legal and environmental costs, and of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments. These estimates and assumptions are based upon historical factors, current circumstances and expectations, and the experience and judgment of the Company’s management. Management believes that its estimates impacting the accompanying consolidated financial statements, including for these matters, are reasonable based on facts currently available. Illiquid credit markets, volatile foreign currencies and equity values as well as changes in general or industry-specific economic conditions affecting the Company can increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ from these estimates. Management monitors relevant factors and will adjust such estimates and assumptions when facts and circumstances dictate. Changes in these estimates are reflected in the financial statements in the periods in which such change occurs.

The unaudited consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q, unless otherwise specified, have been presented to separately show the effects of discontinued operations.

Business and Credit Concentrations

The Company’s business is dependent on the success of, and its relationships with, its largest customers. No single customer accounted for 10% or more of the Company’s consolidated accounts receivable as of March 31, 2015, and one customer, V.F. Corporation, accounted for approximately 10% of the Company’s consolidated net sales in 2014 and approximately 13% of the Company’s consolidated net sales in the three months ended March 31, 2015, which sales were in the bottom-weight woven fabrics segment. Additionally, the Company believes that two of its customers, Levi Strauss & Co. (in the bottom-weight woven fabrics segment) and the U.S. Department of Defense (in the bottom-weight woven fabrics and commission finishing segments), are able to direct certain of their respective producers to purchase products directly from the Company for use in these customers’ products. Although neither Levi Strauss & Co. nor the U.S. Department of Defense are directly liable for the payment by any of those producers for products purchased from the Company, the Company believes that continued sales to the producers of Levi Strauss & Co. and U.S. Department of Defense products are dependent upon the Company maintaining strong supplier/customer relationships with each of Levi Strauss & Co. and the U.S Department of Defense.

In August 2014, the Company sold its 50% equity interest in the Summit Yarn LLC and Summit Yarn Holdings joint ventures (together, “Summit Yarn”) to the other joint venture partner, Parkdale America, LLC (“Parkdale”). The Company’s yarn purchase agreement with Summit Yarn was amended upon completion of the sale of the joint ventures to provide for a continuing long-term supply of yarn for certain of the Company’s operations. Purchases of raw materials from Summit Yarn and Parkdale were approximately $60.6 million in 2014 and approximately $15.5 million in the three months ended March 31, 2015, which purchases were in the bottom-weight woven fabrics segment.

The loss of or reduction in business from any key customer or supplier or a worsening of certain customer or supplier relationships could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in relevant financing documents that limit the cash dividends they can pay and loans they may make to the Company. Of the Company’s consolidated cash balance of $9.9 million at March 31, 2015, approximately $0.7 million held by certain subsidiaries was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to various governmental statutes and regulations that restrict and/or limit loans and dividend payments they may make to the Company. At March 31, 2015, the Company’s proportionate share of restricted net assets of its consolidated subsidiaries was approximately $17.1 million.

Recently Adopted Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. Under this ASU, a discontinued operation is (1) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (2) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. The guidance does not change the presentation requirements for discontinued operations in the financial statement where net income is presented. The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following the disposal date, and retained equity method investments in a discontinued operation. ASU 2014-08 was effective prospectively for reporting periods beginning on or after December 15, 2014. The Company adopted ASU 2014-08 on January 1, 2015 and will apply the guidance prospectively to any disposal activities.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities”. ASU 2014-10 removes all incremental financial reporting requirements from GAAP for development-stage entities. ASU 2014-10 also removes an exception provided to development stage entities in FASB ASC 810, “Consolidations”, for determining whether an entity is a variable interest entity. The new standard was effective for fiscal years beginning after December 15, 2014. The revised consolidation standards are effective one year later, in fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company adopted ASU 2014-10 on January 1, 2015 and such adoption did not have a material effect on the Company’s consolidated financial statements. The Company does not expect that the adoption of the revised consolidation standards in ASU 2014-10 will have a material effect on its consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. Under ASU 2015-03, the costs of issuing debt will no longer be recorded as an intangible asset, except when incurred before receipt of the funding from the associated debt liability. Rather, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. ASU 2015-03 requires retrospective application to all prior periods presented in the financial statements. The Company has not determined in which period the new guidance will be adopted. The adoption of ASU 2015-03 will not have any impact on the Company’s results of operations or cash flows, but will result in unamortized debt issuance costs being reclassified from other non-current assets and presented as a direct reduction in the carrying amount of debt liabilities. The Company had unamortized debt issuance costs of $1.4 million as of March 31, 2015 and December 31, 2014.

Note 2 Discontinued Operations

On September 23, 2014, the Company completed the sale of certain assets of Narricot Industries LLC (“Narricot ”) which represented the Company’s former narrow fabrics segment. The sale price consisted of $4.2 million in cash and a three-year, 6.5% promissory note for $3.2 million. The promissory note provides that only interest was payable for the six month period ended March 2015, and thereafter principal and interest are payable in equal monthly installments through September 2017. Amounts due under the promissory note are secured by a first lien on all of the property, plant and equipment of Narricot sold in the transaction.

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

Because the disposal or transfer of assets and obligations of the Narricot and ITG-PP businesses comprised the entire business operations of such entities and the Company has no significant continuing cash flows from, or continuing involvement with, such operations, the results of operations of the Narricot and ITG-PP businesses are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Prior year results of operations have been recast to conform to the current presentation. ITG-PP did not have any net sales in the three months ended March 31, 2015 or 2014.

In accordance with GAAP, the Company allocates parent company interest to discontinued operations based on parent company debt that is required to be repaid from proceeds of the transaction giving rise to the disposition. No parent company interest has been allocated to the ITG-PP discontinued operations due to the uncertainty of any amounts to be received by the Company.

Net sales and certain other components included in discontinued operations were as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net sales:
Narricot business	$—	$5,216

Parent company interest expense allocated to discontinued operations:
Narricot business	$—	$54

Loss from discontinued operations:
Narricot business	$—	$(874)
ITG-PP business	$(24)	$(32)

Note 3 Inventories

Inventories are valued at the lower of cost or market value using the first-in, first-out method. The major classes of inventory are as follows (in thousands):

	March 31,	December 31,
	2015	2014

Raw materials	$14,387	$6,864
Work in process	37,176	34,707
Finished goods	46,962	41,368
Dyes, chemicals and supplies	11,402	11,001
	$109,927	$93,940

Note 4 Impairment Testing of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets pursuant to the provisions of FASB ASC 360, “Property, Plant, and Equipment”. Such recoverability reviews did not result in any impairment charges in the three months ended March 31, 2015 or 2014.

The Company cannot predict the occurrence of any future events that might adversely affect the carrying value of long-lived assets. A decline in general economic or industry-specific business conditions could result in future impairment charges with respect to the Company’s long-lived assets, including any of its property, plant and equipment.

Note 5 Long-Term Debt and Short-Term Borrowings

Total outstanding long-term debt of the Company consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Revolving loans:
ITG, Inc.	$42,422	$24,510
Parras Cone de Mexico, S.A. de C.V. (1)	13,997	12,972
Term loans:
ITG, Inc.	5,059	5,811
Burlington Morelos S.A. de C.V. (1)	12,053	12,562
Parras Cone de Mexico, S.A. de C.V. (1)	10,457	11,880
Cone Denim (Jiaxing) Limited (1)	4,110	5,610
Other:
Senior subordinated notes - related party	165,703	160,877
Capitalized lease obligations	129	150
Total long-term debt	253,930	234,372
Less: current portion of long-term debt	(10,673)	(12,237)
Total long-term portion of long-term debt	$243,257	$222,135

(1) Non-recourse to the U.S. parent company.

U.S. Credit Facility

On March 30, 2011, the Company and certain of its U.S. subsidiaries entered into an Amended and Restated Credit Agreement with General Electric Capital Corporation (“GE Capital”), as agent and lender, and certain other lenders (as amended, the “2011 Credit Agreement”). As amended to date, the 2011 Credit Agreement provides for a revolving credit facility of $85.0 million (the “U.S. Revolver”) and a term loan of $5.8 million (the “U.S. Term Loan”).

The U.S. Term Loan is due and payable on January 1, 2017, and outstanding amounts under the U.S. Revolver are due and payable on December 18, 2019. The U.S. Term Loan requires repayments of $0.3 million per month until maturity.

Borrowings under the 2011 Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option. At March 31, 2015, there was $42.4 million outstanding under the U.S. Revolver at a weighted average interest rate of 3.4% and $5.1 million outstanding under the U.S. Term Loan at a weighted average interest rate of 3.1%. As of March 31, 2015, the Company had $9.9 million of standby letters of credit issued in the normal course of business that reduced borrowing availability under the U.S. Revolver, none of which had been drawn upon. At March 31, 2015, the Company’s borrowing availability under the U.S. Revolver was $31.6 million.

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

Under the 2011 Credit Agreement, the Company is required to maintain excess availability and average adjusted availability (each as defined in the 2011 Credit Agreement) at or above certain predefined levels, or certain limitations may be imposed on the Company, including those described below, which may impact or restrict the Company’s ability to operate its business in the ordinary course:

●

if average adjusted availability is less than $22.5 million or if excess availability is less than $12.5 million, the Company is restricted from making loans to, and/or investments in, its international subsidiaries. At March 31, 2015, average adjusted availability was approximately $32.0 million and excess availability was $31.6 million;

●

if excess availability is less than $17.5 million, the Company is required to comply with a specified fixed charge coverage ratio (as defined in the 2011 Credit Agreement). The Company was not subject to such ratio as of March 31, 2015, but would have been in compliance with such ratio as of that date;

●

depending on average adjusted availability, the applicable margin added to LIBOR or other published bank interest rates for borrowings under the 2011 Credit Agreement can range from 1.5% to 3.0% (the weighted average applicable margin was 2.6% at March 31, 2015). In addition, depending on amounts borrowed and average adjusted availability, the U.S. Revolver requires the payment of an unused commitment fee in the range of 0.25% to 0.375% annually, payable monthly; and

●

if the Company’s excess availability falls below certain predefined levels, the lenders under the 2011 Credit Agreement can draw upon a standby letter of credit in the amount of $19.3 million (the “WLR LC”); no such amounts had been drawn by the lenders as of March 31, 2015. The WLR LC terminates on March 31, 2016. Amendment No. 12 to the 2011 Credit Agreement, which was entered into in December 2014, provides for reductions of the WLR LC of up to $5.0 million, or termination of the WLR LC, based upon amounts of the term loan repaid under the 2011 Credit Agreement, the maintenance of a specified fixed charge coverage ratio, the level of average excess availability, and certain other conditions. The WLR LC has been provided by WLR Recovery Fund IV, L.P. (“Fund IV”), which is controlled by Wilbur L. Ross, Jr., our controlling stockholder (“WLR”). Three other members of our board of directors are also affiliated with various investment funds controlled by Mr. Ross, Jr. (collectively, the “WLR Affiliates”) that own a majority of our voting stock.

Subsidiary Credit Facilities

In January 2015, a wholly-owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Burlington Morelos”), entered into a five year, $12.2 million term loan with Banco Nacional De Mexico, S.A. (“Banamex”) with principal repayments of $0.2 million per month until January 2020, with the remaining principal balance due in February 2020. The obligations of Burlington Morelos under such term loan are denominated in U.S. dollars and are secured by a pledge of all property, plant and equipment of Burlington Morelos and its subsidiaries. The interest rate on borrowings under this term loan agreement is variable at LIBOR plus 3.5%. At March 31, 2015, the amount outstanding under the Burlington Morelos term loan was $12.1 million at an interest rate of 3.7%.

In January 2015, a wholly-owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a $10.6 million term loan, The term loan requires principal repayments of $0.1 million per month until January 2020, with the remaining principal balance due in February 2020. The obligations of Parras Cone under such term loans are denominated in U.S. dollars and are secured by all of the assets of Parras Cone, and are guaranteed by Parras Cone’s direct parent, Burlington Morelos. The interest rate on borrowings under this term loan is variable at LIBOR plus 3.5%. At March 31, 2015, total borrowings outstanding under the Parras Cone term loan was $10.5 million at a weighted average interest rate of 3.7%. The term loan facility contains an option to increase borrowings by $7.0 million until January 2016. Through the date hereof, Parras Cone has borrowed $1.0 million against this $7.0 million commitment.

In March 2013, Parras Cone entered into a revolving receivables factoring agreement under which Parras Cone agreed to sell certain of its accounts receivable to Banamex, on a recourse basis. The amount of accounts receivable of Parras Cone that can be sold under this agreement, as amended, cannot exceed $18.0 million. At March 31, 2015, the amount of borrowings outstanding under the factoring agreement was $14.0 million, at an interest rate of 3.5%, which borrowings are collateralized by certain of Parras Cone’s trade accounts receivable in the aggregate amount of approximately $14.0 million. This agreement expires on March 6, 2017. Borrowings under this agreement are non-recourse to the ITG parent company.

The credit facilities entered into by the Company’s subsidiaries in Mexico described above contain customary provisions for default for agreements of this nature. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights as a secured party. Such term loans also contain certain customary financial covenant requirements applicable to the Company’s subsidiaries in Mexico. In addition, Burlington Morelos and its subsidiaries are restricted under such term loans from making annual capital expenditures in excess of one percent of annual consolidated net sales of such consolidated group. As of March 31, 2015, Burlington Morelos and its subsidiaries were in compliance with such covenants. Borrowings under these credit facilities are non-recourse to the ITG parent company.

In 2006 and 2007, Cone Denim (Jiaxing) Limited obtained financing from Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions were in accordance with applicable Chinese laws and regulations. At March 31, 2015, outstanding borrowings under this facility were $4.1 million with a weighted average interest rate of 7.3%. The term loan is required to be repaid in monthly principal installments of no less than $0.5 million which began in January 2013 and continue until January 2016. The term loan is secured by the building, machinery, equipment, land use rights, and certain inventory of Cone Denim (Jiaxing). The financing agreement contains customary provisions for default and certain covenant requirements customary for agreements of this nature. As of March 31, 2015, Cone Denim (Jiaxing) was in compliance with such covenants. Borrowings under this financing agreement are non-recourse to the ITG parent company.

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

At various times, the WLR Affiliates purchased from holders certain of the Notes with an original interest rate of 12% per annum which were thereafter amended, restated and reissued in the form of Tranche B Notes. The Tranche B Notes are classified as “Senior subordinated notes - related party, including PIK interest” in the Company’s accompanying consolidated balance sheets. The Tranche B Notes bear PIK interest at 12% per annum and mature on June 30, 2019.

Under a previously disclosed Stipulation and Settlement Agreement to which the Company was a party and which became effective in the third quarter of 2014, $21.9 million in principal and accrued interest of the Tranche B Notes outstanding as of December 31, 2013 was cancelled, together with all additional interest that accrued on such notes from December 31, 2013 through August 29, 2014. In 2014, the Company reversed $1.4 million of PIK interest expense that had been recorded through the six months ended June 30, 2014 related to such cancelled Tranche B Notes, including $0.7 million that had been recorded through the three months ended March 31, 2014. At March 31, 2015, $165.7 million aggregate principal amount was outstanding under the Tranche B Notes, including PIK interest.

Debt Maturities

As of March 31, 2015, aggregate maturities of long-term debt for each of the next five 12-month periods were as follows: $10.7 million, $19.5 million, $3.5 million, $3.5 million and $216.7 million.

Short-term Borrowings

The Company and certain of its subsidiaries had short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $45.0 million at March 31, 2015 and $43.8 million at December 31, 2014, with weighted average interest rates of 6.6% at each date. At March 31, 2015, ITG and its U.S. subsidiaries had outstanding short-term financing obligations from certain cotton and other suppliers in the amount of $3.4 million; Parras Cone had outstanding short-term working capital loans in the amount of $1.3 million from Banamex; Cone Denim (Jiaxing) Limited had outstanding short-term working capital loans in an aggregate amount of $35.0 million from various Chinese financial institutions, including approximately $6.2 million secured by land and buildings at Jiaxing Burlington Textile Company and $2.4 million guaranteed by a $2.8 million standby letter of credit with a WLR Affiliate (in April 2015 the Company paid down the loan and reduced the standby letter of credit by $0.6 million to $2.2 million); and Jiaxing Burlington Textile Company had outstanding short-term working capital loans from certain Chinese financial institutions in the amount of $5.3 million, which are guaranteed by standby letters of credit from the U.S. parent company.

Guarantees

FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of March 31, 2015, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of and for the periods ended March 31, 2015 or December 31, 2014, except as noted herein.

In 2011, the Company entered into a Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of Fund IV. As of March 31, 2015, Cone Denim (Jiaxing) Limited had outstanding short-term working capital loans from various Chinese financial institutions, including approximately $2.4 million guaranteed by a $2.8 million standby letter of credit with Fund IV pursuant to the Guaranty. In April 2015, the Company reduced the standby letter of credit by $0.6 million to $2.2 million. The obligations of the Company under the Guaranty are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. Also pursuant to the Guaranty, the Company is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. In the three months ended March 2015 and 2014, the Company incurred guarantee fees of $0.1 million and $0.2 million, respectively.

Note 6 Stockholders’ Deficit

The components of stockholders’ deficit were as follows (in thousands):

							Accumu-
		Series A					lated other
	Series C	convertible		Capital in			compre-
	preferred	preferred	Common	excess of	Treasury	Accumulated	hensive
	stock	stock	stock	par value	stock	deficit	loss	Total

Balance at December 31, 2014	$114,183	$79,127	$175	$21,944	$(411)	$(274,591)	$(6,758)	$(66,331)
Net loss	—	—	—	—	—	(588)	—	(588)
Actuarial gains on benefit plans, net of taxes	—	—	—	—	—	—	115	115
Foreign currency cash flow hedges, net of taxes	—	—	—	—	—	—	(688)	(688)
Balance at March 31, 2015	$114,183	$79,127	$175	$21,944	$(411)	$(275,179)	$(7,331)	$(67,492)

The Company has 150,000,000 shares of common stock authorized at $0.01 par value per share, of which 17,468,327 shares were issued and outstanding at March 31, 2015 and December 31, 2014. As of March 31, 2015, the Company had 100,000,000 shares of preferred stock authorized, including 5,000,000 shares of Series C Preferred Stock (the “Series C Preferred Stock”), of which 114,628 shares were issued and outstanding at March 31, 2015 and December 31, 2014, 15,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 3,165,071 shares were issued and outstanding at March 31, 2015 and December 31, 2014, and 5,000,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at March 31, 2015 or December 31, 2014. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

Pursuant to the certificates of designation of the Series C Preferred Stock and the Series A Preferred Stock, the Company is prohibited from paying dividends, if declared by the Company’s board of directors, on such preferred stock until funds are legally available therefor. As of March 31, 2015, dividends in arrears on preferred stock were $12.2 million, or $106.51 per share, on the Series C Preferred Stock, and $7.9 million, or $2.49 per share, on the Series A Preferred Stock, each payable in additional shares of such preferred stock.

The components of, and changes in, accumulated other comprehensive loss (net of income taxes) were as follows (in thousands):

	Gains and
	Losses on
	Foreign
	Currency Cash	Pension	Postretirement
	Flow Hedges (1)	Benefits (2)	Benefits (2)	Total

Balance at December 31, 2014	$(766)	$(5,644)	$(348)	$(6,758)
Other comprehensive loss before reclassifications	(1,036)	—	—	(1,036)
Amounts reclassified:
Net (gains) and losses	348	—	—	348
Amortization of net actuarial losses	—	115	—	115
Other comprehensive income (loss) for the period	(688)	115	—	(573)
Balance at March 31, 2015	$(1,454)	$(5,529)	$(348)	$(7,331)

Balance at December 31, 2013	$(246)	$(5,208)	$(174)	$(5,628)
Other comprehensive income before reclassifications	390	—	—	390
Amounts reclassified:
Net (gains) and losses	14	—	—	14
Amortization of net actuarial losses	—	94	—	94
Other comprehensive income for the period	404	94	—	498
Balance at March 31, 2014	$158	$(5,114)	$(174)	$(5,130)

(1)	See Note 8, "Derivative Instruments".
(2)

The changes to these components are included in the computations of net periodic benefit costs. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information about the Company's pension and postretirement benefit plans.

Note 7 Reconciliation to Diluted Loss Per Share

The following table shows the amounts used in computing loss per share and the effect on loss per share of the weighted average number of shares of dilutive potential common stock issuances (in thousands).

	Three Months Ended
	March 31,
	2015	2014

Loss from continuing operations	$(564)	$(3,517)
Accrued preferred stock dividends, including arrearages for the period	(4,088)	(3,780)
Loss from continuing operations applicable to common shareholders	(4,652)	(7,297)
Effect of dilutive securities:
Convertible preferred stock	—	—
Numerator for diluted loss per share from continuing operations	$(4,652)	$(7,297)

Loss from discontinued operations	$(24)	$(906)
Effect of dilutive securities:
None	—	—
Numerator for diluted loss per share from discontinued operations	$(24)	$(906)

	Three Months Ended
	March 31,
	2015	2014

Weighted-average number of common shares used in basic loss per share	17,468	17,468
Effect of dilutive securities:
Convertible preferred stock	—	—
Weighted-average number of common shares and dilutive potential common shares used in diluted loss per share	17,468	17,468

Based on the number of shares of Series A Preferred Stock outstanding as of March 31, 2015 and the Series A Preferred Stock Liquidation Value thereof on such date, the Series A Preferred Stock could potentially be converted at the option of the holders thereof into 9,041,172 shares of the Company’s common stock. The following table sets forth the number of shares that could potentially dilute basic earnings per share in the future that were not included in the diluted loss per share computations because their inclusion would have been antidilutive (in thousands).

	Three Months Ended
	March 31,
	2015	2014

Convertible preferred stock	9,041	35,686

Note 8 Derivative Instruments

Derivative instruments used periodically by the Company for foreign currency, cotton, wool and natural gas purchases consist primarily of forward purchase contracts. The Company does not utilize financial instruments for trading or other speculative purposes. The Company has historically qualified for the “normal purchases exception” under GAAP for derivatives related to its cotton and wool forward purchase contracts and certain of its natural gas contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies and has designated certain of such instruments as cash flow hedges under hedge accounting rules in the three months ended March 31, 2015 and 2014. At March 31, 2015 and December 31, 2014, the Company had the following outstanding forward purchase contracts that were entered into to hedge forecasted purchases through the end of December of the years following such dates:

Contract	Number of Units
Foreign currency forward purchase contracts outstanding as of March 31, 2015	563,766,913 Pesos; 1,024,022 Euros
Foreign currency forward purchase contracts outstanding as of December 31, 2014	743,096,910 Pesos
Natural gas forward purchase contract outstanding as of December 31, 2014	284,700 MBTU

The fair value of the Company’s derivative instruments recognized in the March 31, 2015 and December 31, 2014 consolidated balance sheets consisted of the following (in thousands):

	Fair Value of Liability Derivatives
	Balance
	Sheet	March 31,	December 31,
	Location	2015	2014
Derivatives designated as hedging instruments under FASB ASC 815
Foreign currency contracts	Sundry payables and accrued liabilities	$1,505	$566

Derivatives not designated as hedging instruments under FASB ASC 815
Commodity contracts	Sundry payables and accrued liabilities	—	230

		$1,505	$796

The effect of derivative instruments on the financial performance of the Company was as follows (in thousands):

	Amount of Net Gain (Loss) in Other Comprehensive Loss (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended		Comprehensive	Three Months Ended
	March 31,		Loss	March 31,
	2015	2014	into Income	2015	2014
Derivatives designated as cash flow hedging instruments under FASB ASC 815
Foreign currency contracts	$(1,036)	$390	Cost of goods sold	$(348)	$(14)

	$(1,036)	$390		$(348)	$(14)

		Amount of Gain (Loss)
		Recognized on Derivatives
	Location of	Three Months Ended
	Gain (Loss)	March 31,
	on Derivatives	2015	2014
Derivatives not designated as hedging instruments under FASB ASC 815
Commodity contracts
Realized	Cost of goods sold	$(77)	$—
Unrealized	Other income (expense) - net	217	—

		$140	$—

The Company did not exclude any amounts of its foreign currency cash flow hedges from effectiveness testing during any periods presented herein, and such tests resulted in the hedges being effective, or expected to be effective, in offsetting the variability of the designated forecasted cash flows. Foreign currency cash flow hedges outstanding at March 31, 2015 and December 31, 2014 cover each of the respective subsequent monthly periods ending December 2015. The maximum duration of foreign currency cash flow hedge contracts do not exceed twelve months; therefore, gains and losses reported in accumulated other comprehensive loss are expected to be reclassified into earnings within the next twelve months. The estimated net loss related to cash flow hedges that will be reclassified from accumulated other comprehensive loss into earnings over the next twelve months is $1.5 million.

The Company did not designate its natural gas derivative contracts or its Euro foreign currency derivative contracts as hedges for any of the periods presented herein. Accordingly, unrealized gains and losses on certain commodity derivative contracts are recorded in “other income (expense) - net” since these amounts represent non-cash changes in the fair values of such open contracts that are not expected to correlate with the amounts and timing of the recognition of the hedged items. Because the Company’s hedged commodity items are components of cost of goods sold, realized gains and losses on commodity derivative contracts are recorded in cost of goods sold upon settlement of those contracts. The Company’s Euro foreign currency derivative contracts are used to hedge the future cash flows related to the purchase of certain machinery and equipment in 2015. Accordingly, gains and losses on these derivative contracts are recorded as a component of the amount of deposits on, or cost of, the machinery and equipment; such gains and losses were not material as of and for the three months ended March 31, 2015.

Note 9 Commitments and Contingencies

Asbestos materials are present at certain of the Company’s facilities, and applicable regulations would require the Company to handle and dispose of these items in a special manner if these facilities were to undergo certain major renovations or if they were demolished. FASB ASC 410, “Asset Retirement and Environmental Obligations,” provides guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity. In accordance with FASB ASC 410, the Company has not recognized a liability associated with these obligations, because the fair value of such liabilities cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of these facilities. The Company expects to maintain these facilities by repair and maintenance activities that do not involve the removal of any of these items and has not identified any need for major renovations caused by technology changes, operational changes or other factors. In accordance with FASB ASC 410, the Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value. As of March 31, 2015, the Company did not have any liabilities recorded for these obligations.

As of March 31, 2015, the Company had raw material and service contract commitments totaling $36.9 million and capital expenditure commitments of less than $0.1 million not reflected as liabilities on the accompanying consolidated balance sheet. These commitments were not reflected as liabilities on the accompanying consolidated balance sheet because the Company had not received or taken title to the related assets. Raw material commitments related mainly to firm purchase commitments for cotton and wool used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders.

The Company and its subsidiaries have and expect to have, from time to time, various claims and other lawsuits pending against them arising in the ordinary course of business. The Company may also be liable for environmental contingencies with respect to environmental cleanup activities. The Company makes provisions in its financial statements for known litigation and claims based on the Company’s assessment of the possible outcome of such litigation and claims, including the possibility of settlement. It is not possible to determine with certainty the ultimate liability of the Company in any of the matters described above, if any, but in the opinion of management, their outcome is not expected to have a material adverse effect upon the financial condition or results of operations or cash flows of the Company.

Note 10 Segment and Other Information

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has four operating segments that are reported to the chief operating decision maker (“CODM”) and three reportable segments that are presented herein. The bottom-weight woven fabrics segment consists of heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The all other segment consists of expenses related to transportation services and other miscellaneous items. The narrow fabrics and ITG-PP businesses are presented as discontinued operations in the Company’s consolidated statements of operations for all periods presented (see Note 2).

Net sales, loss from continuing operations before income taxes, and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense)-net. Intersegment net sales for the three months ended March 2015 and 2014 were primarily attributable to commission finishing sales of less than $0.1 million and $0.1 million, respectively.

.

	Three Months Ended
	March 31,
	2015	2014
Net Sales:
Bottom-weight Woven Fabrics	$136,193	$134,284
Commission Finishing	7,784	10,370
All Other	178	233
	144,155	144,887
Less intersegment sales	(29)	(69)
	$144,126	$144,818

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$9,443	$8,197
Commission Finishing	(25)	451
Total reportable segments	9,418	8,648
Corporate expenses	(2,976)	(2,976)
Other operating income - net	(7)	22
Restructuring charges	–	(125)
Interest expense	(6,787)	(7,597)
Other income (expense) - net	599	(698)
	247	(2,726)
Income tax expense	(751)	(777)
Equity in losses of unconsolidated affiliates	(60)	(14)
Loss from continuing operations	(564)	(3,517)
Loss from discontinued operations, net of income taxes	(24)	(906)
Net loss	$(588)	$(4,423)

	March 31,	December 31,
	2015	2014

Total Assets:
Bottom-weight Woven Fabrics	$295,226	$274,031
Commission Finishing	19,222	13,657
Corporate	13,281	14,333
All Other	58	60
	$327,787	$302,081

Note 11 Restructuring Activities

Restructuring charges included in loss from continuing operations consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Severance and other termination benefits	$—	$125

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

Following is a summary of activity related to restructuring accruals (in thousands). The Company expects to pay $0.5 million of the liability outstanding at March 31, 2015 during the remainder of 2015 and $0.7 million in each of 2016 and 2017.

Severance and COBRA Benefits
Balance at December 31, 2014	$2,095
Payments	(187)
Balance at March 31, 2015	$1,908

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

The following table provides a summary of the fair values of certain of the Company’s assets and liabilities measured on a recurring basis under FASB ASC 820 as of March 31, 2015 and December 31, 2014 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At March 31, 2015
Assets:
Derivatives	$—	$—	$—	$—
Liabilities:
Derivatives	$—	$1,505	$—	$1,505

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At December 31, 2014
Assets:
Derivatives	$—	$—	$—	$—
Liabilities:
Derivatives	$—	$796	$—	$796

The accompanying consolidated financial statements include certain financial instruments, and the fair value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, notes receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of March 31, 2015 related to expected yield (under Level 2 of the fair value hierarchy), the Company estimated that the fair value of its Notes was approximately the principal plus accrued interest at March 31, 2015. The estimate of fair value of borrowings under the Company’s various bank loans and other financial instruments (under Level 2 of the fair value hierarchy) generally approximates the carrying values at March 31, 2015 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates.

Note 13 Other Income (Expense) - Net

	Three Months Ended
	March 31,
	2015	2014

Litigation expense not related to current operations	$—	$(1,149)
Foreign currency exchange gains (losses), net	331	346
Unrealized gains (losses) on derivative instruments, net	217	—
Other	5	53
	$553	$(750)

Note 14 Income Taxes

The Company had income tax expense of $0.8 million in each of the three months ended March 31, 2015 and 2014. The Company files a consolidated U.S. federal income tax return with International Textile Group, Inc. as the parent company. The Company also has subsidiaries operating in various jurisdictions outside the United States and files income tax returns in the required jurisdictions. In certain foreign jurisdictions, the Company’s subsidiaries have operated under tax incentive programs that provided reduced or zero tax rates for certain subsidiaries for certain periods that remain currently open for examination by local authorities. Foreign entities record income tax expense based on the applicable laws and requirements of their respective tax jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.

Income tax expense for the three months ended March 31, 2015 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $1.7 million related to the expiration of certain net operating loss carryforwards in China, which was offset by a reduction in the valuation allowance of $1.7 million, an increase of $0.3 million related to foreign income tax rate differentials and adjustments, an increase of $0.2 million in the valuation allowance related to an increase in certain net operating losses and net deferred income tax assets, state income tax expense of $0.2 million, and certain foreign and domestic business expenses that are not tax deductible. Income tax expense for the three months ended March 31, 2014 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $1.6 million in the valuation allowance related to an increase in certain net operating losses and net deferred income tax assets, an increase of $1.1 million due to the expiration of certain income tax credits in Mexico, which was offset by a reduction in the valuation allowance of $1.1 million, an increase of $0.2 million related to foreign income tax rate differentials and adjustments, state income tax expense of $0.1 million, and certain foreign and domestic business expenses that are not tax deductible.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations of International Textile Group, Inc. should be read in connection with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as with the Company’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Annual Report”), which includes audited financial results of the Company as of and for the year ended December 31, 2014.

Overview

Our Company

International Textile Group, Inc. (“ITG”, the “Company”, “we”, “us” or “our”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations in the United States, Mexico, and China. The Company believes it is one of the world’s largest and most diversified producers of denim fabrics and the largest producer of better denim fabrics for products distributed through department stores and specialty retailers. In addition, the Company believes it is one of the largest worsted wool manufacturers and commission printers and finishers in North America, and is a leading developer, marketer and manufacturer of performance synthetic apparel fabrics, technical and value added fabrics, contract fabrics for interior furnishings, automotive safety fabrics, and other textile products used in a variety of niche industrial and commercial applications.

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has four operating segments that are reported to the chief operating decision maker (“CODM”) and three reportable segments that are presented herein. The bottom-weight woven fabrics segment consists of heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The all other segment consists of expenses related to transportation services and other miscellaneous items. The narrow fabrics and ITG-PP businesses are presented as discontinued operations in the Company’s consolidated statements of operations for all periods presented in this report.

Business and Industry Trends

The Company’s bottom-weight woven fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet operating requirements as well as to meet the product specifications and sourcing requirements of anticipated future customer orders. The global supply of cotton and other man-made fibers has recently exceeded demand due to recent reforms in China’s cotton reserve program, increased global cotton plantings, and lower energy costs. As a result, prices for cotton and wool, principal raw materials for the Company’s products, have declined in recent periods from historical highs. However, prices continue to fluctuate and uncertainty remains about the timing and market impact of any policy changes in China to reduce that country’s excess cotton reserves, resulting in fluctuations in the Company’s gross margins. The price of the primary synthetic fibers and dyes and chemicals used in the Company’s products, nylon and polyester, is heavily influenced by petroleum prices which have also fluctuated over the last several years, also resulting in fluctuations in the Company’s gross margins.

In response to any increases in raw material or dyes and chemical costs in the open market or under our committed purchase contracts, we attempt to increase sales prices in order to maintain sufficient margins. While we attempt to pass on increased raw material costs and / or dyes and chemical costs to our customers, if the Company incurs increased raw material or other costs that it is unable to recoup through price increases, or experiences interruptions in its raw materials supply, our business, results of operations, financial condition and cash flows may be adversely affected.

The textile industry in general has seen a slowdown or leveling off of imports of textile products into the U.S. from other countries over the last few years due to, among other things, a narrowing of labor, energy and production cost differentials, the slowing pace of economic growth in China and an increased interest in U.S.-produced goods, partially offset in recent periods by lower shipping costs due to lower fuel prices and a strong U.S dollar keeping the cost of foreign goods from rising. The strengthening of the U.S. dollar against the Mexican peso beginning in the fourth quarter of 2014 and continuing into the first quarter of 2015 has had a net positive effect on the Company’s operating performance. While improved consumer confidence and certain cyclical patterns in recent periods have led to modest gains, competitive pressures, consolidations at the retail level affecting certain of our customers, the end of or reduction of certain of our military programs, and continued uncertainty regarding longer-term macroeconomic growth prospects and the overall economic environment have negatively affected certain of our businesses. Uncertainty regarding unemployment levels, further government and municipal deficit reduction measures, including potential further reductions in U.S. Department of Defense spending, and the prospects for sustained economic recovery continue to negatively impact consumer, military and municipal spending, which could continue to have, adverse effects in the significant markets in which we operate and on our businesses. The Company has taken, and expects to continue to take, steps to counter this continued economic uncertainty. These actions include, among other things, negotiating higher sales prices for certain products, negotiating new working capital and other financing arrangements, focusing on new product development, implementing cost saving initiatives and sourcing decisions, and a focus on consistent productivity improvements.

Results of Operations

Net sales and loss from continuing operations before income taxes for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense) - net. Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales of less than $0.1 million for the three months ended March 31, 2015 and $0.1 million for the three months ended March 31, 2014 were primarily attributable to commission finishing sales.

	Three Months Ended
	March 31,
	2015	2014
Net Sales:
Bottom-weight Woven Fabrics	$136,193	$134,284
Commission Finishing	7,784	10,370
All Other	178	233
	144,155	144,887
Less intersegment sales	(29)	(69)
	$144,126	$144,818

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$9,443	$8,197
Commission Finishing	(25)	451
Total reportable segments	9,418	8,648
Corporate expenses	(2,976)	(2,976)
Other operating income - net	(7)	22
Restructuring charges	–	(125)
Interest expense	(6,787)	(7,597)
Other income (expense) - net	599	(698)
	247	(2,726)
Income tax expense	(751)	(777)
Equity in losses of unconsolidated affiliates	(60)	(14)
Loss from continuing operations	(564)	(3,517)
Loss from discontinued operations, net of income taxes	(24)	(906)
Net loss	$(588)	$(4,423)

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

Consolidated: Consolidated net sales in the three months ended March 31, 2015 and 2014 were $144.1 million and $144.8 million, respectively. Higher sales volumes resulting from increased demand for denim, new business in the synthetic uniform fabrics and municipal government wool uniform businesses, and increased demand for certain technical fabrics products were offset by decreased sales volumes resulting from U.S. governmental budget constraints and program changes affecting certain military uniform businesses and competitive pressures in the airbag business, as well as lower selling prices and a less favorable product mix in all businesses except for technical fabrics due to lower cotton prices and increased competition.

Gross profit in the three months ended March 31, 2015 was $18.2 million, or 12.6% of net sales, compared to $17.3 million, or 12.0% of net sales, in the three months ended March 31, 2014. Gross profit margins increased primarily due to lower raw material and energy costs, higher sales volume in the Company’s synthetic uniform fabrics, municipal government wool fabrics, denim fabric and technical fabrics businesses, lower manufacturing costs due to higher production, higher selling prices and an improved product mix in the technical fabrics business, an improved product mix in the U.S. government wool uniform business, as well as favorable impacts from changes in foreign currency exchange rates. Such improvements were partially offset by lower selling prices and a less favorable product mix primarily in the denim, synthetic fabrics and municipal government wool businesses as well as lower sales volumes in the U.S. government wool uniform, airbag, and commission finishing businesses. Operating income in the three months ended March 31, 2015 was $6.4 million compared to $5.6 million in the three months ended March 31, 2014. Operating income increased in the three months ended March 31, 2015 as compared to the prior year primarily due to the higher gross profit margins described above as well as lower restructuring charges of $0.1 million.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment were $136.2 million in the three months ended March 31, 2015 compared to $134.3 million in the three months ended March 31, 2014. The increase in net sales of $1.9 million was primarily due to higher sales volumes of $12.7 million from increased demand for denim, new business and the restocking of inventories in the synthetic uniform fabrics and municipal government wool uniform businesses, and increased demand in certain technical fabrics products, as well as $0.5 million resulting from higher selling prices and an improved product mix in the technical fabrics business. Such improvements were partially offset by lower sales volume of $4.5 million primarily resulting from U.S. governmental budget constraints and program changes affecting certain military wool uniform fabrics businesses and competitive pressures in the airbag business, as well as lower selling prices and a less favorable product mix of $6.8 million in the non-technical fabric businesses due to lower cotton prices and increased competition.

Income in the bottom-weight woven fabrics segment was $9.4 million in the three months ended March 31, 2015 compared to $8.2 million in the three months ended March 31, 2014. The increase in income was primarily due to lower raw material and energy costs of $6.8 million, higher sales volume in the Company’s synthetic uniform fabrics, municipal government wool fabric, denim fabric and technical fabrics businesses of $3.6 million, $2.2 million of lower manufacturing costs due to higher production, higher selling prices and an improved product mix of $0.8 million in the technical fabrics and U.S. government wool uniform businesses, as well as favorable impacts from changes in foreign currency exchange rates of $1.5 million. These increases were partially offset by lower selling prices and a less favorable product mix of $8.4 million primarily in the denim, synthetic fabrics and municipal government wool uniform businesses, $4.4 million of lower sales volumes in the U.S. government wool uniform and airbag businesses, and higher selling and administration and labor costs of $0.9 million.

Commission Finishing: Net sales in the commission finishing segment were $7.8 million in the three months ended March 31, 2015 compared to $10.4 million in the three months ended March 31, 2014. The decrease was primarily due to sales volume decreases of $3.1 million resulting from decreased sales to certain foreign militaries, partially offset by increased sales volumes in the traditional commission finishing market due to new programs. The commission finishing segment reported a loss from operations of less than $0.1 million in the three months ended March 31, 2015 compared to operating income of $0.5 million in the three months ended March 31, 2014, with such decrease primarily due to manufacturing inefficiencies resulting from lower sales volumes, quality issues related to certain equipment that the Company believes have now been resolved, a less favorable product mix, and higher energy and labor costs.

All Other: Net sales in the all other segment were $0.2 million in each of the three months ended March 31, 2015 and 2014, which primarily represented sales in the Company’s transportation business.

SELLING AND ADMINISTRATIVE EXPENSES: Consolidated selling and administrative expenses (including amounts allocated to the Company’s reportable segments discussed above and bad debt expense or recoveries) were $11.7 million in the three months ended March 31, 2015 and $11.6 million in the three months ended March 31, 2014. As a percentage of net sales, this expense was 8.1% in the three months ended March 31, 2015 compared to 8.0% in the three months ended March 31, 2014. Lower costs for salaries, employee prescription drug claims, professional fees, and outside sales commissions were offset by higher costs related to employee medical claims and bad debt expenses.

RESTRUCTURING CHARGES: Restructuring charges in the three months ended March 31, 2014 were primarily related to workforce reductions at the Company’s worsted wool fabric manufacturing facility in Mexico in the amount of $0.1 million. These workforce reductions were primarily attributable to the outlook for lower product demand at this facility.

INTEREST EXPENSE: Interest expense was $6.8 million in the three months ended March 31, 2015 in comparison with $7.6 million in the three months ended March 31, 2014. The decrease was primarily due to lower outstanding balances under the Company’s U.S. revolving credit facility as a result of the application of proceeds from the sale of the Company’s Summit Yarn joint venture in August 2014, lower outstanding balances related to certain of the Company’s term loans due to scheduled repayments of such loans during the last twelve months, and lower interest rates as a result of recent refinancings of certain of the Company's bank credit facilities. Non-cash related party payable in-kind interest expense was $4.8 million and $4.9 million in the three months ended March 31, 2015 and 2014, respectively.

OTHER INCOME (EXPENSE)—NET: In the three months ended March 31, 2014 the Company paid or accrued $1.1 million in legal fees not related to current operations. Other income (expense) - net in the three months ended March 31, 2015 and 2014 also included foreign currency exchange gains of $0.3 million related to the Company’s operations in Mexico and China as well as unrealized net gains on derivative instruments of $0.2 million in the three months ended March 31, 2015.

INCOME TAX EXPENSE: Income tax expense was $0.8 million in each of the three months ended March 31, 2015 and 2014. Income tax expense in the three months ended March 31, 2015 and 2014 primarily reflects current and deferred income taxes related to the Company’s profitable subsidiaries in Mexico, including taxable income which is generated under that country’s maquiladora export assembly program. Income tax expense in the three months ended March 31, 2015 also reflects a net increase in the valuation allowance of $0.2 million, state income taxes of $0.2 million, and the negative impact of local foreign currency adjustments related to U.S. dollar-denominated net assets in Mexico. Income tax expense in the three months ended March 31, 2014 also reflects a net increase in the valuation allowance of $0.5 million. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets will be dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.

DISCONTINUED OPERATIONS: Loss from discontinued operations in the three months ended March 31, 2015 included less than $0.1 million related to the planned disposition of the assets of the idled ITG-PP facility. Loss from discontinued operations in the three months ended March 31, 2014 included $0.9 million related to the Narricot business and less than $0.1 million related to the idled ITG-PP facility.

Liquidity and Capital Resources

The Company has a significant amount of debt outstanding and will require substantial cash flows to service this debt in future periods. A substantial portion of the Company’s debt, $82.3 million at March 31, 2015, is payable by various of the Company’s subsidiaries organized in foreign jurisdictions and is non-recourse to the ITG parent company. In addition, a substantial portion of the Company’s debt, $165.7 million at March 31, 2015, is payable to related parties, namely certain entities affiliated with Wilbur L. Ross, Jr., our controlling stockholder (“WLR”), with a maturity date of June 30, 2019.

The Company amended or refinanced certain credit agreements in the fourth quarter of 2014 that extended the maturities of certain instruments to 2019 and lowered interest rates on outstanding debt in the U.S. In January 2015, the Company’s subsidiaries in Mexico refinanced their outstanding term loans by entering into new term loan agreements due in January 2020, including a new five year $7.0 million term commitment for the purchase of machinery and equipment which can be drawn upon until January 2016. Through the date hereof, Parras Cone borrowed $1.0 million against this $7.0 million commitment.

The following table presents a summary of the Company’s debt obligations payable to unrelated third parties as of March 31, 2015 (in thousands). Amounts in the column labeled “U.S.” represent debt guaranteed by, or otherwise with recourse to, the ITG parent company. Amounts in the column labeled “International” represent debt of various of the Company’s international subsidiaries, but not guaranteed by, or with recourse to, the ITG parent company.

	U.S.	International	Total

Current portion of long-term debt	$3,071	$7,602	$10,673
Short-term borrowings	3,335	41,656	44,991
	6,406	49,258	55,664
Bank debt and other long-term obligations, net of current maturities	44,521	33,033	77,554
Total third party debt	$50,927	$82,291	$133,218

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

During the three months ended March 31, 2015, the Company’s principal sources of funds consisted of proceeds from net sales, net borrowings under revolving loans, and short term borrowings under bank financing facilities. The Company’s principal uses of cash during the three months ended March 31, 2015 were to fund operations related to working capital needs due to seasonality resulting in lower working capital amounts at the end of the year, and amounts needed to support mid year sales, capital expenditures, pension plan contributions, and payment of principal, interest and fees on various indebtedness, and the Company expects that its future cash uses will be for similar matters. Based on current expectations, we believe that the cash on hand, cash flow expected to be generated by our operations and funds available under our credit facilities and short-term borrowings should be sufficient to service our debt payments requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in our losing the ability to borrow under our U.S. revolving credit facility or replenish our short-term borrowings currently in place. Our success in generating future cash flows will depend, in part, on our ability to increase our sales, manage working capital efficiently, continue to reduce operating costs at our plants, and increase selling prices to offset any increase in raw material or other costs in all segments of our business.

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

Comparison of Cash Flows for the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

OPERATING ACTIVITIES: Net cash used in operating activities was $13.6 million in the three months ended March 31, 2015 compared to $1.5 million in the three months ended March 31, 2014. Cash flows from operating activities in the three months ended March 31, 2015 were impacted by lower accounts receivable collections as a result of lower sales in the fourth quarter of 2014 compared to the fourth quarter of 2013 and increased accounts payable payments as a result of the timing of payments to vendors, partially offset by the elimination of net cash outflows related to the disposed Narricot business and lower cash interest payments.

INVESTING ACTIVITIES: Net cash used in investing activities was $1.7 million in the three months ended March 31, 2015 compared to $2.1 million in the three months ended March 31, 2014. Capital expenditures and deposits related to purchases of equipment were $1.6 million in the three months ended March 31, 2015 and $2.5 million in the three months ended March 31, 2014. Capital expenditures and deposits for equipment in the three months ended March 31, 2015 were primarily related to upgrading equipment at our U.S. and Mexico facilities, and at our Mexico facilities in the three months ended March 31, 2014, to support our manufacturing and cost reduction efforts in the bottom-weight woven fabrics segment. As we continue with our upgrading and cost reduction plans, we expect to spend between $10.0 million and $12.0 million on capital expenditures during all of 2015. Investing activities in the three months ended March 31, 2014 also included $0.4 million of distributions from the Company’s unconsolidated affiliates.

FINANCING ACTIVITIES: Net cash provided by financing activities of $15.9 million in the three months ended March 31, 2015 reflects proceeds from borrowings under revolving lines of credit of $18.9 million, net short-term bank borrowings of $1.4 million related mainly to the Company’s denim operations, repayment of term loans and capital lease obligations of $4.2 million, and the payment of financing fees of $0.2 million. Net cash provided by financing activities of $5.6 million in the three months ended March 31, 2014 reflects proceeds from borrowings under revolving lines of credit of $7.5 million, proceeds from the issuance of new term loans of $2.0 million, repayment of term loans and capital lease obligations of $3.4 million, and net repayments of short-term bank borrowings of $0.4 million related mainly to the Company’s operations in China. In addition, checks issued in excess of deposits decreased by $0.2 million in the three months ended March 31, 2014.

See Notes 5 and 6 of the Notes to Consolidated Financial Statements included herein for a discussion of the Company’s long-term debt, short-term borrowings and preferred stock.

Commitments

As of March 31, 2015, the Company had raw material and service contract commitments totaling $36.9 million and capital expenditure commitments of less than $0.1 million. ITG plans to fund these obligations from cash generated from operations and, depending upon limitations in its various loan agreements and to the extent available to the Company, from a combination of borrowings under its Amended and Restated Credit Agreement, dated as of March 30, 2011 (the “2011 Credit Agreement”), and other external sources of financing as management deems appropriate. ITG believes that future external financings may include, but may not be limited to, additional borrowings under existing, or any new, credit agreements, the issuance of equity or debt securities or additional funding from certain entities affiliated with WLR, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

At December 31, 2014, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $12.0 million. The Company contributed $2.5 million to this plan during fiscal year 2014 and $0.5 million in the three months ended March 31, 2015. The Company estimates making total contributions in the range of $2.2 million to $2.8 million in all of 2015. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employment reductions, if any, which may occur during any business restructuring) and other actuarial assumptions.

Off-Balance Sheet Arrangements

In 2011, the Company entered into a Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of WLR Recovery Fund IV, L.P. (“Fund IV”), which is controlled by WLR. As of March 31, 2015, Cone Denim (Jiaxing) Limited had outstanding short-term working capital loans from various Chinese financial institutions, including approximately $2.4 million guaranteed by a $2.8 million standby letter of credit with Fund IV pursuant to the Guaranty. In April 2015, the Company reduced the standby letter of credit by $0.6 million to $2.2 million. The obligations of the Company under the Guaranty are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. Also pursuant to the Guaranty, the Company is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. In the three months ended March 2015 and 2014, the Company incurred guarantee fees of $0.1 million and $0.2 million, respectively.

Derivative Instruments

Derivative instruments used periodically by the Company for foreign currency, cotton, wool and natural gas purchases consist primarily of forward purchase contracts. The Company does not utilize financial instruments for trading or other speculative purposes. The Company has historically qualified for the “normal purchases exception” under GAAP for derivatives related to its cotton and wool forward purchase contracts and certain of its natural gas contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company periodically uses certain derivative financial instruments to reduce exposure to the volatility of certain foreign currencies and has designated certain of such instruments as cash flow hedges under hedge accounting rules in the three months ended March 31, 2015 and 2014. The Company did not designate its natural gas derivative contracts or its Euro foreign currency derivative contracts as hedges for any of the periods presented herein. The fair value of derivative liabilities recognized in the March 31, 2015 and December 31, 2014 consolidated balance sheets were $1.5 million and $0.8 million, respectively. The total amount of net gains on derivative instruments recognized in the consolidated statements of operations was $0.1 million in the three months ended March 31, 2015 and $0.0 million in the three months ended March 31, 2014. The amount, net of income taxes, recognized in other comprehensive income (loss) related to the effective portion of derivative instruments was a loss of $0.7 million in the three months ended March 31, 2015 and a gain of $0.4 million in the three months ended March 31, 2014.

Critical Accounting Policies, Assumptions and Estimates

This management’s discussion and analysis of the Company’s financial position and results of operations is based on the Company’s unaudited consolidated financial statements and related notes. A summary of significant accounting policies applicable to the Company’s operations is disclosed in Note 1 to the Consolidated Financial Statements included in the Annual Report, and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. As of March 31, 2015, there were no changes in the nature of the Company’s then-existing critical accounting policies or the application of those policies from those disclosed in the Annual Report.

The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts recorded in the consolidated financial statements and the related notes to consolidated financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of receivables, inventories, goodwill, intangible assets, other long-lived assets, guarantee obligations, and assumptions used in the calculation of income taxes, pension and postretirement benefits, and environmental costs, and of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments. These estimates and assumptions are based upon historical factors, current circumstances and the experience and judgment of the Company’s management. Management believes that its estimates impacting the accompanying consolidated financial statements, including for these matters, are reasonable based on facts currently available. Illiquid credit markets, volatile foreign currencies and equity values as well as changes in global consumer spending can increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ materially from these estimates. Management monitors relevant factors and will adjust such estimates and assumptions when facts and circumstances dictate. Changes in these estimates are reflected in the financial statements in the period in which such change occurs.

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

During the quarter ended March 31, 2015, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

The sixth paragraph of Note 6 to the Company’s Consolidated Financial Statements included elsewhere herein with respect to cumulative preferred stock dividends in arrears is incorporated herein by reference.

ITEM 6.     EXHIBITS

10.1

English translation of Loan Agreement, dated as of January 28, 2015, by and among Parras Cone de Mexico, S.A. de C.V., and Banco Nacional de Mexico, S.A. as lender thereto (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2014)

10.2

English translation of Loan Agreement, dated as of January 28, 2015, by and among Burlington Morelos, S.A. de C.V. and Banco Nacional de Mexico, S.A. as lender thereto (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2014)

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEXTILE GROUP, INC.

May 7, 2015	By:	/s/ Gail A. Kuczkowski
Gail A. Kuczkowski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)