Form 10-Q
period 2015-06-30
INTERNATIONAL TEXTILE GROUP INC
filed 2015-08-12
CIK 918964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q

________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of August 6, 2015, was 17,468,327.

			PAGE

PART I	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014	2

		Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014	3

		Unaudited Consolidated Statements of Comprehensive Operations for the three and six months ended June 30, 2015 and 2014	4

		Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014	5

		Notes to Consolidated Financial Statements (Unaudited)	6 - 23

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24 - 32

	ITEM 4.	CONTROLS AND PROCEDURES	33

PART II	OTHER INFORMATION

	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	34

	ITEM 6.	EXHIBITS	34

SIGNATURE			35

- i -

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

●	our financial condition, which may put us at a competitive disadvantage compared to our competitors that have less debt;
●	our ability to generate sufficient cash flows, improve our liquidity or fund significant capital expenditures;
●	our ability to comply with the covenants in our financing agreements, or to obtain waivers of these covenants when and if necessary;
●	our ability to repay or refinance our debt currently due or as it becomes due;
●	significant increases in the underlying interest rates on which our variable rate debt is based;
●	lower than anticipated demand for our products;
●	our dependence on the success of, and our relationships with, our largest customers;
●	competitive pricing pressures on our sales, and our ability to achieve cost reductions required to sustain global cost competitiveness;
●	our ability to develop new products that gain customer acceptance;
●	significant increases or volatility in the prices of raw materials, dyes and chemicals, and rising utility costs, and our ability to plan for and respond to the impact of those changes;
●	risks associated with foreign operations and foreign supply sources, including international laws and regulations that could increase our cost of doing business;
●	our ability to successfully maintain and/or upgrade our information technology systems;
●	our ability to protect our proprietary information and prevent or enforce third parties from making unauthorized use of our products and technology;
●	risks associated with cyber-attacks and information technology breaches;
●	the funding requirements of our defined benefit pension plan or lower than expected investment performance by our pension plan assets;
●	existing environmental laws or their interpretation, more vigorous enforcement by regulatory agencies or the discovery of currently unknown conditions; and
●	other factors not presently known to us or that we do not currently deem to be material.

Forward-looking statements include, but are not limited to, those described or made herein or in the Company’s other filings made from time to time with the Securities and Exchange Commission (“SEC”). You are encouraged to carefully review those filings for a discussion of various factors that could result in any of such forward-looking statements proving to be inaccurate. Many of these factors are beyond the Company’s ability to control or predict and their ultimate impact could be material. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,826	$9,466
Accounts receivable, less allowances of $820 and $684, respectively	70,941	61,463
Sundry notes and receivables	10,656	11,475
Inventories	105,530	93,940
Deferred income taxes	4,004	2,999
Prepaid expenses	6,492	3,176
Other current assets	377	708
Total current assets	207,826	183,227
Property, plant and equipment, net	101,226	104,277
Intangibles and deferred charges, net	1,527	1,568
Goodwill	2,740	2,740
Deferred income taxes	6,404	6,279
Other assets	4,996	3,990
Total assets	$324,719	$302,081
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of bank debt and other long-term obligations	$9,314	$12,237
Short-term borrowings	42,588	43,764
Accounts payable	40,564	40,318
Sundry payables and accrued liabilities	23,861	22,236
Income taxes payable	580	732
Total current liabilities	116,907	119,287
Bank debt and other long-term obligations, net of current portion	71,230	61,258
Senior subordinated notes - related party, including PIK interest	170,730	160,877
Income taxes payable	2,485	3,114
Deferred income taxes	3,340	3,287
Other liabilities	19,040	20,589
Total liabilities	383,732	368,412
Commitments and contingencies
Stockholders' deficit:
Series C preferred stock (par value $0.01 per share; 5,000,000 shares authorized; 114,628 shares issued and outstanding; and aggregate liquidation value of $126,838 and $124,351 at June 30, 2015 and December 31, 2014, respectively)	114,183	114,183
Series A convertible preferred stock (par value $0.01 per share; 15,000,000 shares authorized; 3,165,071 shares issued and outstanding; and aggregate liquidation value of $87,008 and $85,407 at June 30, 2015 and December 31, 2014, respectively)	79,127	79,127
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 shares issued and outstanding at June 30, 2015 and December 31, 2014)	175	175
Capital in excess of par value	21,944	21,944
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(266,566)	(274,591)
Accumulated other comprehensive loss, net of taxes	(7,465)	(6,758)
Total stockholders' deficit	(59,013)	(66,331)
Total liabilities and stockholders' deficit	$324,719	$302,081

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net sales	$157,281	$155,862	$301,407	$300,680
Cost of goods sold	134,019	137,682	259,964	265,181
Gross profit	23,262	18,180	41,443	35,499
Selling and administrative expenses	11,934	11,217	23,594	22,855
Provision for bad debts	354	32	433	41
Other operating income - net	(3,182)	16	(3,175)	(6)
Restructuring charges	-	2,973	-	3,098
Income from operations	14,156	3,942	20,591	9,511
Non-operating other income (expense):
Interest income	54	1	100	53
Interest expense - related party PIK interest	(5,027)	(5,109)	(9,853)	(10,015)
Interest expense - third party	(1,913)	(2,801)	(3,874)	(5,492)
Other income (expense) - net	42	(987)	595	(1,737)
Total non-operating other income (expense) - net	(6,844)	(8,896)	(13,032)	(17,191)
Income (loss) from continuing operations before income taxes and equity in losses of unconsolidated affiliates	7,312	(4,954)	7,559	(7,680)
Income tax (expense) benefit	1,357	(1,025)	606	(1,802)
Equity in losses of unconsolidated affiliates	(45)	(6)	(105)	(20)
Income (loss) from continuing operations	8,624	(5,985)	8,060	(9,502)
Loss from discontinued operations, net of income taxes	(11)	(4,967)	(35)	(5,873)
Net income (loss)	$8,613	$(10,952)	$8,025	$(15,375)

Net income (loss)	$8,613	$(10,952)	$8,025	$(15,375)
Accrued preferred stock dividends, including arrearages for the period	(4,215)	(3,897)	(8,303)	(7,677)
Net income (loss) attributable to common stock	$4,398	$(14,849)	$(278)	$(23,052)

Net income (loss) per share attributable to common stock, basic:
Income (loss) from continuing operations	$0.25	$(0.57)	$(0.02)	$(0.98)
Loss from discontinued operations	-	(0.28)	-	(0.34)
	$0.25	$(0.85)	$(0.02)	$(1.32)
Net income (loss) per share attributable to common stock, diluted:
Income (loss) from continuing operations	$0.23	$(0.57)	$(0.02)	$(0.98)
Loss from discontinued operations	-	(0.28)	-	(0.34)
	$0.23	$(0.85)	$(0.02)	$(1.32)

Weighted average number of shares outstanding - basic	17,468	17,468	17,468	17,468
Weighted average number of shares outstanding - diluted	26,681	17,468	17,468	17,468

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Comprehensive Operations
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income (loss)	$8,613	$(10,952)	$8,025	$(15,375)

Other comprehensive income (loss), net of taxes:
Cash flow hedge adjustments	(249)	323	(937)	727
Pension and postretirement liability adjustments	115	94	230	188
Other comprehensive income (loss)	(134)	417	(707)	915

Net comprehensive income (loss)	$8,479	$(10,535)	$7,318	$(14,460)

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$8,025	$(15,375)
Adjustments to reconcile net income (loss) to cash used in operations:
Non-cash restructuring and impairment charges	-	6,496
Provision for bad debts	433	45
Depreciation and amortization of property, plant and equipment	5,762	6,269
Amortization of deferred financing costs	225	464
Deferred income taxes	(1,430)	369
Equity in losses of unconsolidated affiliates	105	20
(Gain) loss on sale of assets	9	(6)
Non-cash interest expense	9,875	10,054
Foreign currency remeasurement (gains) losses	340	(415)
Contributions to pension and postretirement benefit plans	(1,561)	(1,639)
Changes in operating assets and liabilities:
Accounts receivable	(9,894)	(11,098)
Inventories	(11,590)	(6,210)
Other current assets	(2,011)	(2,325)
Accounts payable and accrued liabilities	1,109	4,975
Income taxes payable	(587)	(836)
Other	710	236
Net cash used in operating activities	(480)	(8,976)

INVESTING ACTIVITIES
Capital expenditures	(2,364)	(2,852)
Deposits and other costs related to equipment to be purchased	(1,915)	(2,995)
Investments in and advances to unconsolidated affiliates	(105)	-
Distributions from unconsolidated affiliates	-	400
Proceeds from sale of property, plant and equipment	14	44
Net cash used in investing activities	(4,370)	(5,403)

FINANCING ACTIVITIES
Proceeds from issuance of term loans	1,000	6,600
Repayment of term loans	(7,308)	(6,790)
Net borrowings under revolving loans	13,188	13,047
Net proceeds from (repayments of) short-term borrowings	(1,126)	4,787
Payment of financing fees	(184)	-
Repayment of capital lease obligations	(39)	(37)
Decrease in checks issued in excess of deposits	-	(152)
Net cash provided by financing activities	5,531	17,455

Effect of exchange rate changes on cash and cash equivalents	(321)	(57)
Net change in cash and cash equivalents	360	3,019
Cash and cash equivalents at beginning of period	9,466	3,780
Cash and cash equivalents at end of period	$9,826	$6,799

Supplemental disclosures of cash flow information:
Cash payments (refunds) of income taxes, net	$925	$2,087
Cash payments for interest	$3,427	$4,472
Non-cash investing and financing activities:
Additions to property, plant and equipment using deposits or trade credits	$163	$3,277
Capital lease obligations incurred to acquire assets	$207	$31

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

Business and Credit Concentrations

The Company’s business is dependent on the success of, and its relationships with, its largest customers. No single customer accounted for 10% or more of the Company’s consolidated accounts receivable as of June 30, 2015 or December 31, 2014, and one customer, V.F. Corporation, accounted for approximately 10% of the Company’s consolidated net sales in 2014 and approximately 12% of the Company’s consolidated net sales in the six months ended June 30, 2015, which sales were in the bottom-weight woven fabrics segment. Additionally, the Company believes that two of its customers, Levi Strauss & Co. (in the bottom-weight woven fabrics segment) and the U.S. Department of Defense (in the bottom-weight woven fabrics and commission finishing segments), are able to direct certain of their respective producers to purchase products directly from the Company for use in these customers’ products. Although neither Levi Strauss & Co. nor the U.S. Department of Defense are directly liable for the payment by any of those producers for products purchased from the Company, the Company believes that continued sales to the producers of Levi Strauss & Co. and U.S. Department of Defense products are dependent upon the Company maintaining strong supplier/customer relationships with each of Levi Strauss & Co. and the U.S Department of Defense.

In August 2014, the Company sold its 50% equity interest in the Summit Yarn LLC and Summit Yarn Holdings joint ventures (together, “Summit Yarn”) to the other joint venture partner, Parkdale America, LLC (“Parkdale”). The Company’s yarn purchase agreement with Summit Yarn was amended upon completion of the sale of the joint ventures to provide for a continuing long-term supply of yarn for certain of the Company’s operations. Purchases of raw materials from Summit Yarn and Parkdale were approximately $60.6 million in 2014 and approximately $29.9 million in the six months ended June 30, 2015, which purchases were in the bottom-weight woven fabrics segment.

The loss of or reduction in business from any key customer or supplier or a worsening of certain customer or supplier relationships could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in relevant financing documents that limit the cash dividends they can pay and loans they may make to the Company. Of the Company’s consolidated cash balance of $9.8 million at June 30, 2015, approximately $0.5 million held by certain subsidiaries was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to various governmental statutes and regulations that restrict and/or limit loans and dividend payments they may make to the Company. At June 30, 2015, the Company’s proportionate share of restricted net assets of its consolidated subsidiaries was approximately $19.3 million.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue From Contracts With Customers”, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. ASU 2014-09 was originally proposed to be effective for the Company for annual periods beginning after December 15, 2016. In July 2015, the FASB voted to defer the effectiveness of this ASU for one year, making ASU 2014-09 effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, for all public business entities. The FASB also voted to permit all entities to apply ASU 2014-09 early, but not before the original effective date proposed in ASU 2014-09 for public business entities (annual reporting periods beginning after December 15, 2016). The Company is currently evaluating the impact, if any, that ASU 2014-09 will have on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. Under ASU 2015-03, the costs of issuing debt will no longer be recorded as an intangible asset, except when incurred before receipt of the funding from the associated debt liability. Rather, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. ASU 2015-03 requires retrospective application to all prior periods presented in the financial statements. The adoption of ASU 2015-03 will not have any impact on the Company’s results of operations or cash flows, but will result in certain unamortized debt issuance costs being reclassified from other non-current assets and presented as a direct reduction in the carrying amount of certain debt liabilities. The Company had unamortized debt issuance costs of $1.3 million as of June 30, 2015 and $1.4 million as of December 31, 2014.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. ASU 2015-05 provides guidance to entities about whether a cloud computing arrangement includes a software license. Under ASU 2015-05, if a software cloud computing arrangement contains a software license, entities should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, entities should account for the arrangement as a service contract. ASU 2015-05 also removes the requirement to analogize to ASC 840-10, “Leases”, to determine the asset acquired in a software licensing arrangement. For public companies, ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The Company does not expect that the adoption of ASU 2015-05 will have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. ASU 2015-11 simplifies the subsequent measurement of inventories by replacing the three measurements under the current lower of cost or market test with one measurement under a lower of cost and net realizable value test. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance applies only to inventories for which cost is determined by methods other than the last in first-out (“LIFO”) method or the retail inventory method. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact, if any, that ASU 2015-11 is expected to have on its consolidated financial statements.

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

Because the disposal or transfer of assets and obligations of the Narricot and ITG-PP businesses comprised the entire business operations of such entities and the Company has no significant continuing cash flows from, or continuing involvement with, such operations, the results of operations of the Narricot and ITG-PP businesses are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Prior year results of operations have been recast to conform to the current presentation. ITG-PP did not have any net sales in the three or six months ended June 30, 2015 or 2014.

In accordance with GAAP, the Company allocates parent company interest to discontinued operations based on parent company debt that is required to be repaid from proceeds of the transaction giving rise to the disposition. No parent company interest has been allocated to the ITG-PP discontinued operations due to the uncertainty of any amounts to be received by the Company.

Net sales and certain other components included in discontinued operations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales:
Narricot business	$—	$6,151	$—	$11,367

Parent company interest expense allocated to discontinued operations:
Narricot business	$—	$54	$—	$108

Loss from discontinued operations:
Narricot business	$—	$(4,918)	$—	$(5,792)
ITG-PP business	$(11)	$(49)	$(35)	$(81)

Note 3 Inventories

Inventories are valued at the lower of cost or market value using the first-in, first-out method. The major classes of inventory are as follows (in thousands):

	June 30,	December 31,
	2015	2014

Raw materials	$11,402	$6,864
Work in process	34,671	34,707
Finished goods	48,102	41,368
Dyes, chemicals and supplies	11,355	11,001
	$105,530	$93,940

Note 4 Impairment Testing of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets pursuant to the provisions of FASB ASC 360, “Property, Plant, and Equipment”. Such recoverability reviews and tests did not result in any impairment charges in the three or six months ended June 30, 2015 or 2014, except as related to discontinued operations as described in Note 12. The Company cannot predict the occurrence of any future events that might adversely affect the carrying value of long-lived assets. A decline in general economic or industry-specific business conditions could result in future impairment charges with respect to the Company’s long-lived assets, including any of its property, plant and equipment.

Note 5 Long-Term Debt and Short-Term Borrowings

Total outstanding long-term debt of the Company consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Revolving loans:
ITG, Inc.	$35,944	$24,510
Parras Cone de Mexico, S.A. de C.V. (1)	14,725	12,972
Term loans:
ITG, Inc.	4,307	5,811
Burlington Morelos S.A. de C.V. (1)	11,587	12,562
Parras Cone de Mexico, S.A. de C.V. (1)	11,053	11,880
Cone Denim (Jiaxing) Limited (1)	2,610	5,610
Other:
Senior subordinated notes - related party, including PIK interest	170,730	160,877
Capitalized lease obligations	318	150
Total long-term debt	251,274	234,372
Less: current portion of long-term debt	(9,314)	(12,237)
Total long-term portion of long-term debt	$241,960	$222,135

(1)	Non-recourse to the U.S. parent company.

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

Borrowings under the 2011 Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option. At June 30, 2015, there was $35.9 million outstanding under the U.S. Revolver at a weighted average interest rate of 3.2% and $4.3 million outstanding under the U.S. Term Loan at a weighted average interest rate of 2.9%. As of June 30, 2015, the Company had $9.9 million of standby letters of credit issued in the normal course of business that reduced borrowing availability under the U.S. Revolver, none of which had been drawn upon. At June 30, 2015, the Company’s borrowing availability under the U.S. Revolver was $37.8 million.

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

Under the 2011 Credit Agreement, the Company is required to maintain excess availability and average adjusted availability (each as defined in the 2011 Credit Agreement) at or above certain predefined levels, or certain limitations may be imposed on the Company, including those described below, which may impact or restrict the Company’s ability to operate its business in the ordinary course:

●

if average adjusted availability is less than $22.5 million or if excess availability is less than $12.5 million, the Company is restricted from making loans to, and/or investments in, its international subsidiaries. At June 30, 2015, average adjusted availability was approximately $33.8 million and excess availability was $37.8 million;

●

if excess availability is less than $17.5 million, the Company is required to comply with a specified fixed charge coverage ratio (as defined in the 2011 Credit Agreement). The Company was not subject to such ratio as of June 30, 2015, but would have been in compliance with such ratio as of that date;

●

depending on average adjusted availability, the applicable margin added to LIBOR or other published bank interest rates for borrowings under the 2011 Credit Agreement can range from 1.5% to 3.0% (the weighted average applicable margin was 2.3% at June 30, 2015). In addition, depending on amounts borrowed and average adjusted availability, the U.S. Revolver requires the payment of an unused commitment fee in the range of 0.25% to 0.375% annually, payable monthly; and

●

if the Company’s excess availability falls below certain predefined levels, the lenders under the 2011 Credit Agreement can draw upon a standby letter of credit in the amount of $18.5 million (the “WLR LC”); no such amounts had been drawn by the lenders as of June 30, 2015. The WLR LC terminates on March 31, 2016. Amendment No. 12 to the 2011 Credit Agreement, which was entered into in December 2014, provides for reductions of the WLR LC of up to $5.0 million, or termination of the WLR LC, based upon amounts of the term loan repaid under the 2011 Credit Agreement, the maintenance of a specified fixed charge coverage ratio, the level of average excess availability, and certain other conditions. The WLR LC has been provided by WLR Recovery Fund IV, L.P. (“Fund IV”), which is controlled by Wilbur L. Ross, Jr., our controlling stockholder (“WLR”). Two other members of our board of directors are also affiliated with various investment funds controlled by Mr. Ross, Jr. (collectively, the “WLR Affiliates”) that own a majority of our voting stock.

Subsidiary Credit Facilities

In January 2015, a wholly-owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Burlington Morelos”), entered into a five year, $12.2 million term loan with Banco Nacional De Mexico, S.A. (“Banamex”) with principal repayments of $0.2 million per month until January 2020, with the remaining principal balance due in February 2020. The obligations of Burlington Morelos under such term loan are denominated in U.S. dollars and are secured by a pledge of all property, plant and equipment of Burlington Morelos and its subsidiaries. The interest rate on borrowings under this term loan agreement is variable at LIBOR plus 3.5%. At June 30, 2015, the amount outstanding under the Burlington Morelos term loan was $11.6 million at an interest rate of 3.7%.

In January 2015, a wholly-owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a $10.6 million term loan agreement. The term loan agreement requires principal repayments of $0.1 million per month until January 2020, with the remaining principal balance due in February 2020. The obligations of Parras Cone under this loan are denominated in U.S. dollars, are secured by all of the assets of Parras Cone, and are guaranteed by Parras Cone’s direct parent, Burlington Morelos. The interest rate on borrowings under this term loan is variable at LIBOR plus 3.5%. At June 30, 2015, total borrowings outstanding under the Parras Cone term loan were $11.1 million at a weighted average interest rate of 3.7%. The term loan facility contained an option to increase borrowings by up to $7.0 million until January 2016, and such option was reduced to $4.0 million upon the execution of a new term loan facility in July 2015 as described below. Through the date hereof, Parras Cone has borrowed $1.7 million against this $4.0 million additional loan commitment under this agreement.

In March 2013, Parras Cone entered into a revolving receivables factoring agreement under which Parras Cone agreed to sell certain of its accounts receivable to Banamex, on a recourse basis. The amount of accounts receivable of Parras Cone that can be sold under this agreement, as amended, cannot exceed $18.0 million. At June 30, 2015, the amount of borrowings outstanding under the factoring agreement was $14.7 million, at an interest rate of 3.5%, which borrowings are collateralized by certain of Parras Cone’s trade accounts receivable in the aggregate amount of approximately $14.7 million. This agreement expires on March 6, 2017. Borrowings under this agreement are non-recourse to the ITG parent company.

In July 2015, Parras Cone entered into a separate, six year, $7.0 million term loan agreement, with the proceeds from borrowings thereunder to be used for construction of a natural gas powered cogeneration facility at its plant location in Mexico. Under this agreement, Parras Cone can draw upon a $7.0 million commitment until July 2016. The term loan requires equal monthly principal repayments based on the outstanding principal balance beginning in February 2017 and continuing through July 2021. The obligations of Parras Cone under such term loan are denominated in U.S. dollars, are secured by all of the assets of Parras Cone and are guaranteed by Parras Cone’s direct parent, Burlington Morelos. The interest rate on borrowings under the term loan agreement is variable at LIBOR plus 2.95% for the first three years of the term loan and LIBOR plus 2.75% thereafter. As of the date hereof, Parras Cone has borrowed $2.3 million under this agreement.

The credit facilities entered into by the Company’s subsidiaries in Mexico described above contain customary provisions for default for agreements of this nature. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights as a secured party. Such term loans also contain certain customary financial covenant requirements applicable to the Company’s subsidiaries in Mexico. In addition, Burlington Morelos and its subsidiaries are restricted under such term loans from making annual capital expenditures in excess of certain percentages (as defined in the term loan agreements) of annual consolidated net sales of such consolidated group. As of June 30, 2015, Burlington Morelos and its subsidiaries were in compliance with such covenants. Borrowings under these credit facilities are non-recourse to the ITG parent company.

In 2006 and 2007, Cone Denim (Jiaxing) Limited obtained financing from Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions were in accordance with applicable Chinese laws and regulations. At June 30, 2015, outstanding borrowings under this term loan facility were $2.6 million with a weighted average interest rate of 7.3%. The loan is required to be repaid in monthly principal installments of no less than $0.5 million until January 2016. The term loan is secured by the building, machinery, equipment, land use rights, and certain inventory of Cone Denim (Jiaxing). The loan agreement contains customary provisions for default and certain covenant requirements customary for agreements of this nature. As of June 30, 2015, Cone Denim (Jiaxing) was in compliance with such covenants. Borrowings under this agreement are non-recourse to the ITG parent company.

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

As previously disclosed, in the third quarter of 2014, $21.9 million in principal and accrued interest of the Tranche B Notes outstanding as of December 31, 2013 was cancelled, together with all additional interest that accrued on such notes from December 31, 2013 through August 29, 2014. In 2014, the Company reversed $0.7 million and $1.4 million of PIK interest expense that had been recorded in the three and six months ended June 30, 2014, respectively, related to such cancelled Tranche B Notes. At June 30, 2015, $170.7 million aggregate principal amount was outstanding under the Tranche B Notes, including PIK interest.

Debt Maturities

As of June 30, 2015, aggregate maturities of long-term debt for each of the next five 12-month periods were as follows: $9.3 million, $19.7 million, $3.7 million, $174.4 million and $43.9 million.

Short-term Borrowings

The Company and certain of its subsidiaries had short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $42.6 million at June 30, 2015 and $43.8 million at December 31, 2014, with weighted average interest rates of 5.9% and 6.6%, respectively. At June 30, 2015, ITG and its U.S. subsidiaries had outstanding short-term financing obligations from certain cotton and other suppliers in the amount of $4.0 million; Parras Cone had outstanding short-term working capital loans in the amount of $2.0 million from Banamex; Cone Denim (Jiaxing) Limited had outstanding short-term working capital loans in an aggregate amount of $31.2 million from various Chinese financial institutions, including approximately $6.2 million secured by land and buildings at Jiaxing Burlington Textile Company and $1.1 million guaranteed by a $1.4 million standby letter of credit with a WLR Affiliate; and Jiaxing Burlington Textile Company had outstanding short-term working capital loans from certain Chinese financial institutions in the amount of $5.4 million, which are guaranteed by standby letters of credit from the U.S. parent company.

Guarantees

FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of June 30, 2015, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of and for the periods ended June 30, 2015 or December 31, 2014, except as noted herein.

In 2011, the Company entered into a Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of Fund IV. As of June 30, 2015, Cone Denim (Jiaxing) Limited had outstanding short-term working capital loans from various Chinese financial institutions, including approximately $1.1 million guaranteed by a $1.4 million standby letter of credit with Fund IV pursuant to the Guaranty. The obligations of the Company under the Guaranty are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. Also pursuant to the Guaranty, the Company is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. In the three months ended June 30, 2015 and 2014, the Company incurred guarantee fees of $0.1 million and $0.2 million, respectively, and in the six months ended June 30, 2015 and 2014, the Company incurred guarantee fees of $0.1 million and $0.3 million, respectively.

Note 6 Stockholders’ Deficit

The components of stockholders’ deficit were as follows (in thousands):

							Accumu-
		Series A					lated other
	Series C	convertible		Capital in			compre-
	preferred	preferred	Common	excess of	Treasury	Accumulated	hensive
	stock	stock	stock	par value	stock	deficit	loss	Total

Balance at December 31, 2014	$114,183	$79,127	$175	$21,944	$(411)	$(274,591)	$(6,758)	$(66,331)
Net income	—	—	—	—	—	8,025	—	8,025
Actuarial gains on benefit plans, net of taxes	—	—	—	—	—	—	230	230
Foreign currency cash flow hedges, net of taxes	—	—	—	—	—	—	(937)	(937)
Balance at June 30, 2015	$114,183	$79,127	$175	$21,944	$(411)	$(266,566)	$(7,465)	$(59,013)

The Company has 150,000,000 shares of common stock authorized at $0.01 par value per share, of which 17,468,327 shares were issued and outstanding at June 30, 2015 and December 31, 2014. As of June 30, 2015, the Company had 100,000,000 shares of preferred stock authorized, including 5,000,000 shares of Series C Preferred Stock (the “Series C Preferred Stock”), of which 114,628 shares were issued and outstanding at June 30, 2015 and December 31, 2014, 15,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 3,165,071 shares were issued and outstanding at June 30, 2015 and December 31, 2014, and 5,000,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at June 30, 2015 or December 31, 2014. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

Pursuant to the certificates of designation of the Series C Preferred Stock and the Series A Preferred Stock, the Company is prohibited from paying dividends, if declared by the Company’s board of directors, on such preferred stock until funds are legally available therefor. As of June 30, 2015, dividends in arrears on preferred stock were $14.8 million, or $128.89 per share, on the Series C Preferred Stock, and $9.5 million, or $3.01 per share, on the Series A Preferred Stock, each payable in additional shares of such preferred stock.

The components of, and changes in, accumulated other comprehensive loss (net of income taxes) were as follows (in thousands):

	Gains and
	Losses on
	Foreign
	Currency
	Cash Flow	Pension	Postretirement
	Hedges (1)	Benefits (2)	Benefits (2)	Total

Balance at December 31, 2014	$(766)	$(5,644)	$(348)	$(6,758)
Other comprehensive loss before reclassifications	(1,036)	—	—	(1,036)
Amounts reclassified:
Net (gains) and losses	348	—	—	348
Amortization of net actuarial losses	—	115	—	115
Other comprehensive income (loss) for the period	(688)	115	—	(573)
Balance at March 31, 2015	(1,454)	(5,529)	(348)	(7,331)
Other comprehensive loss before reclassifications	(845)	—	—	(845)
Amounts reclassified:
Net (gains) and losses	596	—	—	596
Amortization of net actuarial losses	—	115	—	115
Other comprehensive income (loss) for the period	(249)	115	—	(134)
Balance at June 30, 2015	$(1,703)	$(5,414)	$(348)	$(7,465)

Balance at December 31, 2013	$(246)	$(5,208)	$(174)	$(5,628)
Other comprehensive income before reclassifications	390	—	—	390
Amounts reclassified:
Net (gains) and losses	14	—	—	14
Amortization of net actuarial losses	—	94	—	94
Other comprehensive income for the period	404	94	—	498
Balance at March 31, 2014	158	(5,114)	(174)	(5,130)
Other comprehensive income before reclassifications	429	—	—	429
Amounts reclassified:
Net (gains) and losses	(106)	—	—	(106)
Amortization of net actuarial losses	—	94	—	94
Other comprehensive income for the period	323	94	—	417
Balance at June 30, 2014	$481	$(5,020)	$(174)	$(4,713)

(1)	See Note 8, "Derivative Instruments".
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Income (loss) from continuing operations	$8,624	$(5,985)	$8,060	$(9,502)
Accrued preferred stock dividends, including arrearages for the period	(4,215)	(3,897)	(8,303)	(7,677)
Income (loss) from continuing operations applicable to common shareholders	4,409	(9,882)	(243)	(17,179)
Effect of dilutive securities:
Convertible preferred stock	1,650	—	—	—
Numerator for diluted income (loss) per share from continuing operations	$6,059	$(9,882)	$(243)	$(17,179)

Loss from discontinued operations	$(11)	$(4,967)	$(35)	$(5,873)
Effect of dilutive securities:
None	—	—	—	—
Numerator for diluted loss per share from discontinued operations	$(11)	$(4,967)	$(35)	$(5,873)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Weighted-average number of common shares used in basic income (loss) per share	17,468	17,468	17,468	17,468
Effect of dilutive securities:
Convertible preferred stock	9,213	—	—	—
Weighted-average number of common shares and dilutive potential common shares used in diluted income (loss) per share	26,681	17,468	17,468	17,468

Based on the number of shares of Series A Preferred Stock outstanding as of June 30, 2015 and the Series A Preferred Stock Liquidation Value thereof on such date, the Series A Preferred Stock could potentially be converted at the option of the holders thereof into 9,212,578 shares of the Company’s common stock. The following table sets forth the number of shares that could potentially dilute basic earnings per share in the future that were not included in the diluted loss per share computations because their inclusion would have been antidilutive (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Convertible preferred stock	—	8,544	9,127	8,465

Note 8 Derivative Instruments

Derivative instruments used periodically by the Company for foreign currency, cotton, wool and natural gas purchases consist primarily of forward purchase contracts. The Company does not utilize financial instruments for trading or other speculative purposes. The Company has historically qualified for the “normal purchases exception” under GAAP for derivatives related to its cotton and wool forward purchase contracts and certain of its natural gas contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies and has designated certain of such instruments as cash flow hedges under hedge accounting rules in the three and six months ended June 30, 2015 and 2014. At June 30, 2015 and December 31, 2014, the Company had the following outstanding forward purchase contracts that were entered into to hedge forecasted purchases in each of subsequent monthly periods ending on the indicated dates:

			Number of Units
			June 30,	December 31,
Contract	Hedge End Date	Unit	2015	2014

Foreign currency forward purchase contracts	December 31, 2015	Pesos	492,948,938	743,096,910
Foreign currency forward purchase contracts	June 30, 2016	Pesos	98,600,000	—
Foreign currency forward purchase contracts	October 30, 2015	Euros	1,154,111	—
Natural gas forward purchase contract	December 31, 2015	MBTU	392,700	284,700

The fair value of the Company’s derivative instruments recognized in the June 30, 2015 and December 31, 2014 consolidated balance sheets consisted of the following (in thousands):

	Fair Value of Liability Derivatives
	Balance
	Sheet	June 30,	December 31,
	Location	2015	2014
Derivatives designated as hedging instruments under FASB ASC 815
Foreign currency contracts	Sundry payables and accrued liabilities	$1,930	$566

Derivatives not designated as hedging instruments under FASB ASC 815
Commodity contracts	Sundry payables and accrued liabilities	—	230

		$1,930	$796

The effect of derivative instruments on the financial performance of the Company was as follows (in thousands):

				Amount of Net Gain
				(Loss) Reclassified from
	Amount of Net Gain (Loss) in			Accumulated Other
	Other Comprehensive Income		Location of Gain (Loss)	Comprehensive Loss
	(Loss) - Effective Portion		Reclassified from	into Income
	Three Months Ended		Accumulated Other	Three Months Ended
	June 30,		Comprehensive Loss	June 30,
	2015	2014	into Income	2015	2014
Derivatives designated as cash flow hedging instruments under FASB ASC 815
Foreign currency contracts	$(845)	$429	Cost of goods sold	$(596)	$106

	$(845)	$429		$(596)	$106

				Amount of Net Gain
				(Loss) Reclassified from
	Amount of Net Gain (Loss) in			Accumulated Other
	Other Comprehensive Income		Location of Gain (Loss)	Comprehensive Loss
	(Loss) - Effective Portion		Reclassified from	into Income
	Six Months Ended		Accumulated Other	Six Months Ended
	June 30,		Comprehensive Loss	June 30,
	2015	2014	into Income	2015	2014
Derivatives designated as cash flow hedging instruments under FASB ASC 815
Foreign currency contracts	$(1,881)	$819	Cost of goods sold	$(944)	$92

	$(1,881)	$819		$(944)	$92

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized on Derivatives		Recognized on Derivatives
	Location of	Three Months Ended		Six Months Ended
	Gain (Loss)	June 30,		June 30,
	on Derivatives	2015	2014	2015	2014
Derivatives not designated as hedging instruments under FASB ASC 815
Commodity contracts
Realized	Cost of goods sold	$(92)	$—	$(169)	$(99)
Unrealized	Other income (expense) - net	—	—	217	—

		$(92)	$—	$48	$(99)

The Company did not exclude any amounts of its foreign currency cash flow hedges from effectiveness testing during any periods presented herein, and such tests resulted in the hedges being effective, or expected to be effective, in offsetting the variability of the designated forecasted cash flows. The maximum duration of foreign currency cash flow hedge contracts do not exceed twelve months; therefore, gains and losses reported in accumulated other comprehensive loss are expected to be reclassified into earnings within the next twelve months. The estimated net loss related to cash flow hedges that will be reclassified from accumulated other comprehensive loss into earnings over the next twelve months is $1.7 million.

The Company did not designate its natural gas derivative contracts or its Euro foreign currency derivative contracts as hedges for any of the periods presented herein. Accordingly, unrealized gains and losses on certain commodity derivative contracts are recorded in “other income (expense) - net” since these amounts represent non-cash changes in the fair values of such open contracts that are not expected to correlate with the amounts and timing of the recognition of the hedged items. Because the Company’s hedged commodity items are components of cost of goods sold, realized gains and losses on commodity derivative contracts are recorded in cost of goods sold upon settlement of those contracts. The Company’s Euro foreign currency derivative contracts are used to hedge the future cash flows related to the purchase of certain machinery and equipment in 2015. Accordingly, gains and losses on these derivative contracts are recorded as a component of the amount of deposits on, or cost of, the machinery and equipment; such gains and losses were not material as of and for the three or six months ended June 30, 2015.

Note 9 Commitments and Contingencies

Asbestos materials are present at certain of the Company’s facilities, and applicable regulations would require the Company to handle and dispose of these items in a special manner if these facilities were to undergo certain major renovations or if they were demolished. FASB ASC 410, “Asset Retirement and Environmental Obligations,” provides guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity. In accordance with FASB ASC 410, the Company has not recognized a liability associated with these obligations, because the fair value of such liabilities cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of these facilities. The Company expects to maintain these facilities by repair and maintenance activities that do not involve the removal of any of these items and has not identified any need for major renovations caused by technology changes, operational changes or other factors. In accordance with FASB ASC 410, the Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value. As of June 30, 2015, the Company did not have any liabilities recorded for these obligations.

As of June 30, 2015, the Company had raw material and service contract commitments totaling $43.4 million and capital expenditure commitments of $5.4 million related to new looms and other equipment upgrades at various U.S. and foreign plant locations not reflected as liabilities on the accompanying consolidated balance sheet. In addition, in July 2015 the Company committed to build a natural gas powered cogeneration facility at the Company’s Parras Cone plant location in Mexico for approximately $7.0 million. Construction of the facility is expected to begin in August 2015 and be completed by third quarter 2016. These commitments were not reflected as liabilities on the accompanying consolidated balance sheet because the Company had not received or taken title to the related assets.

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

Net sales, income (loss) from continuing operations before income taxes, and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense)-net. Intersegment net sales for the three months ended June 30, 2015 and 2014 were primarily attributable to commission finishing sales of $0.1 million and less than $0.1 million, respectively. Intersegment net sales for the six months ended June 30, 2015 and 2014 were primarily attributable to commission finishing sales of $0.1 million in each period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Sales:
Bottom-weight Woven Fabrics	$146,512	$145,478	$282,705	$279,762
Commission Finishing	10,640	10,160	18,424	20,530
All Other	201	236	380	468
	157,353	155,874	301,509	300,760
Less intersegment sales	(72)	(12)	(102)	(80)
	$157,281	$155,862	$301,407	$300,680

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$13,545	$8,123	$22,988	$16,320
Commission Finishing	649	861	624	1,312
Total reportable segments	14,194	8,984	23,612	17,632
Corporate expenses	(3,220)	(2,054)	(6,196)	(5,030)
Other operating income - net	3,182	(16)	3,175	6
Restructuring charges	–	(2,973)	–	(3,098)
Interest expense	(6,940)	(7,910)	(13,727)	(15,507)
Other income (expense) - net	96	(985)	695	(1,683)
	7,312	(4,954)	7,559	(7,680)
Income tax (expense) benefit	1,357	(1,025)	606	(1,802)
Equity in losses of unconsolidated affiliates	(45)	(6)	(105)	(20)
Income (loss) from continuing operations	8,624	(5,985)	8,060	(9,502)
Loss from discontinued operations, net of income taxes	(11)	(4,967)	(35)	(5,873)
Net income (loss)	$8,613	$(10,952)	$8,025	$(15,375)

	June 30,	December 31,
	2015	2014

Total Assets:
Bottom-weight Woven Fabrics	$289,213	$274,031
Commission Finishing	20,502	13,657
Corporate	14,934	14,333
All Other	70	60
	$324,719	$302,081

Note 11 Restructuring Activities

Restructuring charges included in income (loss) from continuing operations consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Severance, COBRA and other termination benefits	$—	$2,973	$—	$3,098

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

Following is a summary of activity related to restructuring accruals (in thousands). The Company expects to pay $0.3 million of the liability outstanding at June 30, 2015 during the remainder of 2015 and $0.7 million in each of 2016 and 2017.

Severance and COBRA Benefits
Balance at December 31, 2014	$2,095
Payments	(187)
Balance at March 31, 2015	1,908
Payments	(177)
Balance at June 30, 2015	$1,731

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

The following table provides a summary of the fair values of certain of the Company’s assets and liabilities measured on a recurring basis under FASB ASC 820 as of June 30, 2015 and December 31, 2014 (in thousands):

	Quoted Prices in Active	Significant
	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Total At
	(Level 1)	(Level 2)	(Level 3)	June 30, 2015
Assets:
Derivatives	$—	$—	$—	$—
Liabilities:
Derivatives	$—	$1,930	$—	$1,930

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At December 31, 2014
Assets:
Derivatives	$—	$—	$—	$—
Liabilities:
Derivatives	$—	$796	$—	$796

During the three months ended June 30, 2014, long-lived assets held and used with a carrying value of $4.4 million were written down to their estimated fair value of $0.4 million, resulting in an impairment charge of $4.0 million. Such charge is included in loss from discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2014. In accordance with the provisions of FASB ASC 360, the impairment charge represents the amount by which the carrying value of the asset group exceeded the estimated fair value of such assets as measured by the market approach with the assistance of brokers and independent third-party appraisers. The Company cannot predict future events that might further adversely affect the carrying value of long-lived assets. Any decline in economic conditions could result in additional impairment charges, which could be material.

The accompanying consolidated financial statements include certain financial instruments, and the fair value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, notes receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of June 30, 2015 related to expected yield (under Level 2 of the fair value hierarchy), the Company estimated that the fair value of its Notes was approximately the principal plus accrued interest at June 30, 2015. The estimate of fair value of borrowings under the Company’s various bank loans and other financial instruments (under Level 2 of the fair value hierarchy) generally approximates the carrying values at June 30, 2015 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates.

Note 13 Other Income (Expense) - Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Litigation expense not related to current operations	$—	$(1,141)	$—	$(2,290)
Foreign currency exchange gains (losses), net	42	161	373	507
Unrealized gains (losses) on derivative instruments, net	—	—	217	—
Other	—	(7)	5	46
	$42	$(987)	$595	$(1,737)

Note 14 Income Taxes

The Company recorded an income tax benefit of $1.4 million and $0.6 million in the three and six months ended June 30, 2015, respectively, and income tax expense of $1.0 million and $1.8 million in the three and six months ended June 30, 2014, respectively. The Company files a consolidated U.S. federal income tax return with International Textile Group, Inc. as the parent company. The Company also has subsidiaries operating in various jurisdictions outside the United States and files income tax returns in the required jurisdictions. In certain foreign jurisdictions, the Company’s subsidiaries have operated under tax incentive programs that provided reduced or zero tax rates for certain subsidiaries for certain periods that remain currently open for examination by local authorities. Foreign entities record income tax expense based on the applicable laws and requirements of their respective tax jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.

Income tax benefit for the three months ended June 30, 2015 is different from the amount obtained by applying statutory rates to income before income taxes primarily due to a net decrease of $2.0 million in the valuation allowance related to a net decrease in certain net operating loss carryforwards and net deferred income tax assets, management’s determination to decrease the valuation allowance related to certain operations in China by $2.1 million under GAAP, $0.1 million related to foreign income tax rate differentials and adjustments, state income tax expense of $0.1 million, and certain foreign and domestic business expenses that are not tax deductible. Income tax expense for the three months ended June 30, 2014 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $2.5 million in the valuation allowance related to an increase in certain net operating losses and net deferred income tax assets, an increase of $0.5 million related to foreign income tax rate differentials and adjustments, state income tax expense of $0.3 million, and certain foreign and domestic business expenses that are not tax deductible.

Income tax benefit for the six months ended June 30, 2015 is different from the amount obtained by applying statutory rates to income before income taxes primarily due to a net decrease of $2.0 million in the valuation allowance related to a net decrease in certain net operating loss carryforwards and net deferred income tax assets, an increase of $1.7 million related to the expiration of certain net operating loss carryforwards in China, which was offset by a reduction in the valuation allowance of $1.7 million, management’s determination to decrease the valuation allowance related to certain operations in China by $2.1 million under GAAP, an increase of $0.6 million related to foreign income tax rate differentials and adjustments, state income tax expense of $0.3 million, and certain foreign and domestic business expenses that are not tax deductible. Income tax expense for the six months ended June 30, 2014 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $4.2 million in the valuation allowance related to an increase in certain net operating losses and net deferred income tax assets, an increase of $1.4 million due to the expiration of certain income tax credits in Mexico, which was offset by a reduction in the valuation allowance of $1.4 million, an increase of $0.7 million related to foreign income tax rate differentials and adjustments, state income tax expense of $0.4 million, and certain foreign and domestic business expenses that are not tax deductible.

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

Business and Industry Trends

The Company’s bottom-weight woven fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet operating requirements as well as to meet the product specifications and sourcing requirements of anticipated future customer orders. Prices for cotton and wool, principal raw materials for the Company’s products, have declined from the historical highs experienced in 2011 that resulted from changes in export policies and the build-up of reserves in certain foreign countries; however, such prices have increased slightly in 2015. Global cotton production has exceeded demand for the past six years resulting in historical highs in worldwide inventories. The majority of these inventories are in China as a result of government policy to build-up state reserves. Despite general expectations for the 2015/2016 crop year to result in greater consumption than production, the glut of worldwide cotton inventories is expected to keep downward pressure on cotton futures prices. China recently announced reforms to its reserve program that are intended to reduce the cotton stockpile, but uncertainty over the timing and market impact of these reforms, as well as changes in global plantings, weather related events, and certain crop quality and demand issues, have resulted in fluctuations in cotton prices. The price of the primary synthetic fibers and dyes and chemicals used in the Company’s products, nylon and polyester, is heavily influenced by petroleum prices which have also fluctuated over the last several years, also resulting in fluctuations in the Company’s gross margins.

In response to any increases in raw material or dyes and chemical costs in the open market or under our committed purchase contracts, we attempt to increase sales prices in order to maintain sufficient margins. However, if we incur increased raw material or other costs that we are unable to recoup through price increases, or experience interruptions in our raw materials supply, our business, results of operations, financial condition and cash flows may be materially adversely affected.

The textile industry in general has seen a slowdown or leveling off of imports of textile products into the U.S. from other countries over the last few years due to, among other things, a narrowing of labor, energy and production cost differentials, the slowing pace of economic growth in China and an increased interest in U.S.-produced goods, partially offset in recent periods by lower shipping costs due to lower fuel prices and a strong U.S. dollar keeping the cost of foreign goods from rising. The strengthening of the U.S. dollar against the Mexican peso beginning in the fourth quarter of 2014 and continuing through the first half of 2015 has had a net positive effect on the Company’s operating performance. Capital investment in the U.S. textile industry has increased in recent periods, compared to other domestic manufacturing spending which has decreased in certain sectors or remained flat overall. While improved consumer confidence and certain cyclical patterns in recent periods have led to gains in certain of our apparel fabrics businesses, competitive pressures, consolidations at the retail level affecting certain of our customers, the end of or reduction of certain of our military programs, and continued uncertainty regarding longer-term macroeconomic growth prospects and the overall economic environment have negatively affected certain of our businesses. Uncertainty regarding unemployment levels, further government and municipal deficit reduction measures, including potential further reductions in U.S. Department of Defense spending, and the prospects for sustained economic recovery continue to negatively impact consumer, military and municipal spending, which could continue to have adverse effects in the significant markets in which we operate and on our businesses. The Company has taken, and expects to continue to take, steps to counter this continued economic uncertainty. These actions include, among other things, negotiating higher sales prices for certain products, negotiating new working capital and other financing arrangements, focusing on new product development, implementing cost saving initiatives and sourcing decisions, and a focus on consistent productivity improvements.

Results of Operations

Net sales and income (loss) from continuing operations before income taxes for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense) - net. Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the three months ended June 30, 2015 and 2014 were primarily attributable to commission finishing sales of $0.1 million and less than $0.1 million, respectively. Intersegment net sales for the six months ended June 30, 2015 and 2014 were primarily attributable to commission finishing sales of $0.1 million in each period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Sales:
Bottom-weight Woven Fabrics	$146,512	$145,478	$282,705	$279,762
Commission Finishing	10,640	10,160	18,424	20,530
All Other	201	236	380	468
	157,353	155,874	301,509	300,760
Less intersegment sales	(72)	(12)	(102)	(80)
	$157,281	$155,862	$301,407	$300,680

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$13,545	$8,123	$22,988	$16,320
Commission Finishing	649	861	624	1,312
Total reportable segments	14,194	8,984	23,612	17,632
Corporate expenses	(3,220)	(2,054)	(6,196)	(5,030)
Other operating income - net	3,182	(16)	3,175	6
Restructuring charges	–	(2,973)	–	(3,098)
Interest expense	(6,940)	(7,910)	(13,727)	(15,507)
Other income (expense) - net	96	(985)	695	(1,683)
	7,312	(4,954)	7,559	(7,680)
Income tax (expense) benefit	1,357	(1,025)	606	(1,802)
Equity in losses of unconsolidated affiliates	(45)	(6)	(105)	(20)
Income (loss) from continuing operations	8,624	(5,985)	8,060	(9,502)
Loss from discontinued operations, net of income taxes	(11)	(4,967)	(35)	(5,873)
Net income (loss)	$8,613	$(10,952)	$8,025	$(15,375)

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

Consolidated: Consolidated net sales in the three months ended June 30, 2015 and 2014 were $157.3 million and $155.9 million, respectively. Higher sales volumes resulting from increased demand for denim, improvements at the retail level for worsted wool apparel fabrics, and new programs in the municipal government wool uniform business, as well as higher selling prices and an improved product mix in the technical fabrics and synthetic fabrics businesses, were partially offset by lower demand in the synthetic fabrics and technical fabrics businesses and competitive pressures in the airbag business, as well as lower selling prices and a less favorable product mix in the denim, municipal government wool uniform, and airbag businesses due to lower cotton prices, program changes, and increased competition.

Gross profit in the three months ended June 30, 2015 was $23.3 million, or 14.8% of net sales, compared to $18.2 million, or 11.7% of net sales, in the three months ended June 30, 2014. Gross profit margins increased primarily due to lower raw material and energy costs, higher sales volume in the Company’s municipal government wool fabrics and denim fabric businesses, lower manufacturing costs due to increased production, higher selling prices and an improved product mix in the synthetics fabrics and technical fabrics businesses, as well as favorable impacts from changes in foreign currency exchange rates. Such improvements were partially offset by lower selling prices and a less favorable product mix primarily in the denim and municipal government wool uniform businesses as well as lower sales volumes in the synthetic fabrics and U.S. government wool uniform businesses. Operating income in the three months ended June 30, 2015 was $14.2 million compared to $3.9 million in the three months ended June 30, 2014. Operating income increased in the three months ended June 30, 2015 as compared to the prior year period primarily due to the higher gross profit margins described above, the receipt of an annual wool trust grant of $3.2 million in June 2015 compared to such annual receipt in the third quarter of 2014, and lower restructuring charges of $3.0 million, partially offset by higher selling and administrative expenses of $1.0 million, each as described below.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment were $146.5 million in the three months ended June 30, 2015 compared to $145.5 million in the three months ended June 30, 2014. The increase in net sales of $1.0 million was primarily due to higher sales volumes of $8.6 million from increased demand for denim, improvements at the retail level for worsted wool apparel fabrics, and new programs in the municipal government wool uniform business, as well as $4.6 million resulting from higher selling prices and an improved product mix in the technical fabrics and synthetic fabrics businesses. Such improvements were partially offset by lower sales volumes of $6.0 million primarily resulting from lower demand in the synthetic fabrics business, governmental budget constraints, military program shifts and declines in the oil and gas industry affecting certain technical fabrics businesses, and competitive pressures in the airbag business, as well as lower selling prices and a less favorable product mix of $6.2 million in the denim, municipal government wool uniform, and airbag businesses due to lower cotton prices, program changes, and increased competition.

Income in the bottom-weight woven fabrics segment was $13.5 million in the three months ended June 30, 2015 compared to $8.1 million in the three months ended June 30, 2014. The increase in income was primarily due to lower raw material and energy costs of $8.1 million, higher sales volumes in the Company’s municipal government wool fabric and denim fabric businesses of $2.5 million, $2.4 million of lower manufacturing costs due to increased production, higher selling prices and an improved product mix of $2.2 million in the synthetics fabrics and technical fabrics businesses, as well as favorable impacts from changes in foreign currency exchange rates of $2.0 million. These increases were partially offset by lower selling prices and a less favorable product mix of $6.7 million primarily in the denim and municipal government wool uniform businesses, $3.2 million of lower sales volumes in the synthetic fabrics and U.S. government wool uniform businesses, and higher selling and administration and labor costs of $1.9 million.

Commission Finishing: Net sales in the commission finishing segment were $10.6 million in the three months ended June 30, 2015 compared to $10.2 million in the three months ended June 30, 2014. The increase was primarily due to $0.8 million resulting from higher sales volumes and an improved product mix related to certain new governmental contracts, partially offset by $0.4 million of lower sales volumes and a less favorable product mix related to certain foreign militaries and other commission finishing markets. The commission finishing segment reported income from operations of $0.6 million in the three months ended June 30, 2015 compared to $0.9 million in the three months ended June 30, 2014, with such decrease primarily due to lower sales volumes and a less favorable product mix in certain commission finishing markets and higher bad debt expense.

All Other: Net sales in the all other segment were $0.2 million in each of the three months ended June 30, 2015 and 2014, which primarily represented sales in the Company’s transportation business.

SELLING AND ADMINISTRATIVE EXPENSES: Consolidated selling and administrative expenses (including amounts allocated to the Company’s reportable segments discussed above and bad debt expense or recoveries) were $12.3 million in the three months ended June 30, 2015 and $11.2 million in the three months ended June 30, 2014. As a percentage of net sales, this expense was 7.8% in the three months ended June 30, 2015 compared to 7.2% in the three months ended June 30, 2014. Lower costs for salaries, employee prescription drug claims, professional fees, and outside sales commissions were offset by higher costs related to employee medical claims, higher incentive compensation expense, and bad debt expenses.

OTHER OPERATING INCOME—NET: Other operating income–net includes grant income from the U.S. Department of Agriculture Wool Trust Fund of $3.2 million in the three months ended June 30, 2015 compared to $0.0 million in the three months ended June 30, 2014 (an equivalent amount of grant income for 2014 was recorded in the third quarter of 2014).

RESTRUCTURING CHARGES: Restructuring charges for the three months ended June 30, 2014 included severance and other termination benefits and related corporate costs of $3.0 million related to the restructuring of the Company’s executive structure.

INTEREST EXPENSE: Interest expense was $6.9 million in the three months ended June 30, 2015 in comparison with $7.9 million in the three months ended June 30, 2014. The decrease was primarily due to lower outstanding balances under the Company’s U.S. revolving credit facility as a result of the application of proceeds from the sale of the Company’s Summit Yarn joint venture in August 2014, lower outstanding balances related to certain of the Company’s term loans due to scheduled repayments of such loans during the last twelve months, and lower interest rates as a result of recent refinancings of certain of the Company’s bank credit facilities. Non-cash related party payable in-kind interest expense was $5.0 million and $5.1 million in the three months ended June 30, 2015 and 2014, respectively.

OTHER INCOME (EXPENSE)—NET: In the three months ended June 30, 2014 the Company paid or accrued $1.1 million in legal fees not related to current operations. Other income (expense) - net in the three months ended June 30, 2015 and 2014 also included foreign currency exchange gains of less than $0.1 million and $0.2 million, respectively, related to the Company’s operations in Mexico and China.

INCOME TAX (EXPENSE) BENEFIT: Income tax benefit was $1.4 million in the three months ended June 30, 2015 compared to income tax expense of $1.0 in the three months ended June 30, 2014. Income tax (expense) benefit in the three months ended June 30, 2015 and 2014 reflects current and deferred income tax expense related to the Company’s profitable subsidiaries in Mexico, including taxable income which is generated under that country’s maquiladora export assembly program. Income tax benefit in the three months ended June 30, 2015 also reflects a net decrease in the valuation allowance of $2.0 million primarily related to profitable U.S. operations during the period, management’s determination to decrease the valuation allowance related to certain operations in China by $2.1 million under GAAP, and state income tax expense of $0.1 million. Income tax expense in the three months ended June 30, 2014 also reflects a net increase in the valuation allowance of $2.5 million. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets will be dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.

DISCONTINUED OPERATIONS: Loss from discontinued operations in the three months ended June 30, 2015 included less than $0.1 million related to the planned disposition of the assets of the idled ITG-PP facility. Loss from discontinued operations in the three months ended June 30, 2014 included $4.9 million related to the Narricot business and less than $0.1 million related to the idled ITG-PP facility.

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

Consolidated: Consolidated net sales in the six months ended June 30, 2015 and 2014 were $301.4 million and $300.7 million, respectively. Higher sales volumes resulting from increased demand for denim, improvements at the retail level for worsted wool apparel fabrics, new programs in the municipal government wool uniform business, and higher selling prices and an improved product mix in the technical fabrics and synthetic fabrics businesses were offset by decreased sales volumes resulting from U.S. governmental budget constraints and program changes affecting certain military uniform businesses, lower demand in the synthetic fabrics and commission finishing businesses, and competitive pressures in the airbag business, as well as lower selling prices and a less favorable product mix in the denim, municipal government wool uniform, and airbag businesses due to lower cotton costs, program changes, and increased competition.

Gross profit in the six months ended June 30, 2015 was $41.4 million, or 13.7% of net sales, compared to $35.5 million, or 11.8% of net sales, in the six months ended June 30, 2014. Gross profit margins increased primarily due to lower raw material and energy costs, higher sales volume in the Company’s municipal government wool fabric and denim fabric businesses, lower manufacturing costs due to higher production, higher selling prices and an improved product mix in the synthetics fabrics, technical fabrics and U.S. government wool uniform businesses, as well as favorable impacts from changes in foreign currency exchange rates. Such improvements were partially offset by lower selling prices and a less favorable product mix primarily in the denim and municipal government wool uniform businesses as well as lower sales volumes in the U.S. government wool uniform, synthetic fabrics, commission finishing and airbag businesses. Operating income in the six months ended June 30, 2015 was $20.6 million compared to $9.5 million in the six months ended June 30, 2014. Operating income increased in the six months ended June 30, 2015 as compared to the prior year period primarily due to the higher gross profit margins described above, the receipt of an annual wool trust grant of $3.2 million in June 2015 compared to the receipt of the 2014 grant in the third quarter of 2014, and lower restructuring charges of $3.1 million, partially offset by higher selling and administrative expenses of $1.1 million, each as described below.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment were $282.7 million in the six months ended June 30, 2015 compared to $279.8 million in the six months ended June 30, 2014. The increase in net sales of $2.9 million was primarily due to higher sales volumes of $18.5 million from increased demand for denim, improvements at the retail level for worsted wool apparel fabrics, and new programs in the municipal government wool uniform business, as well as $6.2 million resulting from higher selling prices and an improved product mix in the technical fabrics and synthetic fabrics businesses. Such improvements were partially offset by lower sales volumes of $10.2 million primarily resulting from U.S. governmental budget constraints and program changes affecting certain military wool uniform fabrics businesses, lower demand in the synthetic fabrics business, and competitive pressures in the airbag business, as well as lower selling prices and a less favorable product mix of $11.6 million in the denim, municipal government wool uniform, and airbag businesses due to lower cotton costs, program changes, and increased competition.

Income in the bottom-weight woven fabrics segment was $23.0 million in the six months ended June 30, 2015 compared to $16.3 million in the six months ended June 30, 2014. The increase in income was primarily due to lower raw material and energy costs of $14.9 million, higher sales volumes in the Company’s municipal government wool fabric and denim fabric businesses of $4.4 million, $4.6 million of lower manufacturing costs due to increased production, higher selling prices and an improved product mix of $3.9 million in the synthetics fabrics, technical fabrics and U.S. government wool uniform businesses, as well as favorable impacts from changes in foreign currency exchange rates of $3.6 million. These increases were partially offset by lower selling prices and a less favorable product mix of $14.0 million primarily in the denim and municipal government wool uniform businesses, $7.9 million of lower sales volumes in the U.S. government wool uniform, synthetic fabrics, and airbag businesses, and higher selling and administration and labor costs of $2.8 million.

Commission Finishing: Net sales in the commission finishing segment were $18.4 million in the six months ended June 30, 2015 compared to $20.5 million in the six months ended June 30, 2014. The decrease was primarily due to sales volume decreases of $3.0 million resulting from decreased sales to certain foreign militaries, partially offset by higher sales volumes and an improved product mix of $0.7 million related to certain new governmental contracts and sales volume increases in other commission finishing markets due to new programs. The commission finishing segment reported income from operations of $0.6 million in the six months ended June 30, 2015 compared to $1.3 million in the six months ended June 30, 2014, with such decrease primarily due to manufacturing inefficiencies resulting from lower sales volumes, quality issues related to certain equipment in the first quarter of 2015, lower sales volumes and a less favorable product mix in certain commission finishing markets and higher bad debt expense.

All Other: Net sales in the all other segment were $0.4 million and $0.5 million in the six months ended June 30, 2015 and 2014, respectively, which primarily represented sales in the Company’s transportation business.

SELLING AND ADMINISTRATIVE EXPENSES: Consolidated selling and administrative expenses (including amounts allocated to the Company’s reportable segments discussed above and bad debt expense or recoveries) were $24.0 million in the six months ended June 30, 2015 and $22.9 million in the six months ended June 30, 2014. As a percentage of net sales, this expense was 8.0% in the six months ended June 30, 2015 compared to 7.6% in the six months ended June 30, 2014. Lower costs for salaries, employee prescription drug claims, professional fees, and outside sales commissions were offset by higher costs related to employee medical claims, higher incentive compensation expense, and bad debt expenses.

OTHER OPERATING INCOME—NET: Other operating income–net includes grant income from the U.S. Department of Agriculture Wool Trust Fund of $3.2 million in the six months ended June 30, 2015 compared to $0.0 million in the six months ended June 30, 2014 (an equivalent amount of grant income for 2014 was recorded in the third quarter of 2014).

RESTRUCTURING CHARGES: Restructuring charges for the six months ended June 30, 2014 included severance and other termination benefits and related costs of $3.0 million related to the restructuring of the Company’s executive structure, as well as severance and other termination benefits of $0.1 million due to workforce reductions at our worsted wool fabric manufacturing facility in Mexico.

INTEREST EXPENSE: Interest expense was $13.7 million in the six months ended June 30, 2015 in comparison with $15.5 million in the six months ended June 30, 2014. The decrease was primarily due to lower outstanding balances under the Company’s U.S. revolving credit facility as a result of the application of proceeds from the sale of the Company’s Summit Yarn joint venture in August 2014, lower outstanding balances related to certain of the Company’s term loans due to scheduled repayments of such loans during the last twelve months, and lower interest rates as a result of recent refinancings of certain of the Company’s bank credit facilities. Non-cash related party payable in-kind interest expense was $9.9 million and $10.0 million in the six months ended June 30, 2015 and 2014, respectively.

OTHER INCOME (EXPENSE)—NET: In the six months ended June 30, 2014 the Company paid or accrued $2.3 million in legal fees not related to current operations. Other income (expense) - net in the six months ended June 30, 2015 and 2014 also included foreign currency exchange gains of $0.4 million and $0.5 million, respectively, related to the Company’s operations in Mexico and China, as well as unrealized net gains on derivative instruments of $0.2 million in the six months ended June 30, 2015.

INCOME TAX (EXPENSE) BENEFIT: Income tax benefit was $0.6 million in the six months ended June 30, 2015 compared to income tax expense of $1.8 in the six months ended June 30, 2014. Income tax (expense) benefit in the six months ended June 30, 2015 and 2014 reflects current and deferred income tax expense related to the Company’s profitable subsidiaries in Mexico, including taxable income which is generated under that country’s maquiladora export assembly program. Income tax benefit in the six months ended June 30, 2015 also reflects a net decrease in the valuation allowance of $2.0 million primarily related to profitable U.S. operations during the period, management’s determination to decrease the valuation allowance related to certain operations in China by $2.1 million under GAAP, income tax expense of $0.6 million related to the negative impact of local foreign currency adjustments related to U.S. dollar-denominated net assets and other foreign tax adjustments in Mexico, and state income tax expense of $0.3 million. Income tax expense in the six months ended June 30, 2014 also reflects a net increase in the valuation allowance of $4.2 million and other foreign tax adjustments in Mexico of $0.7 million. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets will be dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.

DISCONTINUED OPERATIONS: Loss from discontinued operations in the six months ended June 30, 2015 included less than $0.1 million related to the planned disposition of the assets of the idled ITG-PP facility. Loss from discontinued operations in the six months ended June 30, 2014 included $5.8 million related to the Narricot business and $0.1 million related to the idled ITG-PP facility.

Liquidity and Capital Resources

The Company has a significant amount of debt outstanding and will require substantial cash flows to service this debt in future periods. A substantial portion of the Company’s debt, $78.5 million at June 30, 2015, is payable by various of the Company’s subsidiaries organized in foreign jurisdictions and is non-recourse to the ITG parent company. In addition, a substantial portion of the Company’s debt, $170.7 million at June 30, 2015, is payable to related parties, namely certain entities affiliated with Wilbur L. Ross, Jr., our controlling stockholder (“WLR”), with a maturity date of June 30, 2019.

The Company amended or refinanced certain credit agreements in the fourth quarter of 2014 that extended the maturities of certain instruments to 2019 and lowered interest rates on outstanding debt in the U.S. In January 2015, the Company’s subsidiaries in Mexico refinanced their outstanding term loans by entering into new term loan agreements resulting in outstanding amounts becoming due in January 2020. As a component thereof, the Company’s Parras Cone subsidiary obtained an option to increase borrowings by up to $7.0 million until January 2016; such option was reduced to $4.0 million upon the execution of an additional term loan facility in July 2015 as described below. Through the date hereof, Parras Cone has borrowed $1.7 million against this $4.0 million commitment. In July 2015, Parras Cone entered into an additional six year, $7.0 million term loan agreement with proceeds to be used to build a natural gas powered cogeneration facility at its plant location in Mexico. Parras Cone can draw upon this $7.0 million commitment until July 2016. Through the date hereof, Parras Cone has borrowed $2.3 million against this $7.0 million commitment.

The following table presents a summary of the Company’s debt obligations payable to unrelated third parties as of June 30, 2015 (in thousands). Amounts in the column labeled “U.S.” represent debt guaranteed by, or otherwise with recourse to, the ITG parent company. Amounts in the column labeled “International” represent debt of various of the Company’s international subsidiaries, but not guaranteed by, or with recourse to, the ITG parent company.

	U.S.	International	Total

Current portion of long-term debt	$3,110	$6,204	$9,314
Short-term borrowings	4,056	38,532	42,588
	7,166	44,736	51,902
Bank debt and other long-term obligations, net of current maturities	37,444	33,786	71,230
Total third party debt	$44,610	$78,522	$123,132

The ITG parent company (U.S.) has also guaranteed an additional $6.0 million of certain of the above international debt through stand-by letters of credit, which amounts are not included in the table above.

Notwithstanding the non-recourse nature of a significant portion of the debt in the table above, the failure by any of the Company’s international subsidiaries to timely meet their respective obligations when due could also materially adversely impact the Company’s ability to maintain its foreign operations, and result in the Company incurring significant non-cash impairment or other charges or have a material adverse effect on the Company’s ability to execute on its strategy.

During the six months ended June 30, 2015, the Company’s principal sources of funds consisted of proceeds from net sales, net borrowings under revolving loans, and short term borrowings under bank financing facilities. The Company’s principal uses of cash during the six months ended June 30, 2015 were to fund working capital needs which are generally lower at the beginning of the year due to seasonality and increase during the year to support mid-year sales, capital expenditures, pension plan contributions, and payment of principal, interest and fees on various indebtedness, and the Company expects that its cash uses in the foreseeable future will be for similar matters. Based on current expectations, we believe that the cash on hand, cash flow expected to be generated by our operations and funds available under our credit facilities and short-term borrowings should be sufficient to service our debt payments requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in a material reduction in cash from operations, our losing the ability to borrow under our U.S. revolving credit facility or replenish our short-term borrowings currently in place. Our success in generating future cash flows will depend, in part, on our ability to increase our sales, manage working capital efficiently, continue to reduce operating costs at our plants, and increase selling prices to offset any increase in raw material or other costs in all segments of our business.

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

Comparison of Cash Flows for the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

OPERATING ACTIVITIES: Net cash used in operating activities was $0.5 million in the six months ended June 30, 2015 compared to $9.0 million in the six months ended June 30, 2014. Cash flows from operating activities in the six months ended June 30, 2015 were positively impacted by improved gross margins primarily as the result of lower raw material costs, the favorable impact from changes in foreign currency exchange rates and higher sales volumes in certain businesses, as well as the elimination of net cash outflows related to the disposed Narricot business, lower cash tax payments, and lower cash interest payments, partially offset by increased accounts payable payments as a result of the timing of payments to vendors.

INVESTING ACTIVITIES: Net cash used in investing activities was $4.4 million in the six months ended June 30, 2015 compared to $5.4 million in the six months ended June 30, 2014. Capital expenditures and deposits related to purchases of equipment were $4.3 million in the six months ended June 30, 2015 and $5.8 million in the six months ended June 30, 2014. Capital expenditures and deposits for equipment in the six months ended June 30, 2015 were primarily related to upgrading equipment at our U.S. and Mexico facilities, and at our Mexico facilities in the six months ended June 30, 2014, to support our manufacturing and cost reduction efforts in the bottom-weight woven fabrics segment. As we continue with our upgrading and cost reduction plans, we expect to spend between $10.0 million and $11.0 million on capital expenditures during all of 2015. Investing activities also included $0.1 million of investments in the Company’s unconsolidated affiliates in the six months ended June 30, 2015, and $0.4 million of distributions from the Company’s unconsolidated affiliates in the six months ended June 30, 2014.

FINANCING ACTIVITIES: Net cash provided by financing activities of $5.5 million in the six months ended June 30, 2015 reflects proceeds from borrowings under revolving lines of credit of $13.2 million, proceeds from the issuance of term loans of $1.0 million, repayment of term loans and capital lease obligations of $7.3 million, net repayments of short-term bank borrowings of $1.1 million related mainly to the Company’s U.S. denim operations, and the payment of financing fees of $0.2 million. Net cash provided by financing activities of $17.5 million in the six months ended June 30, 2014 reflects proceeds from borrowings under revolving lines of credit of $13.0 million, proceeds from the issuance of term loans of $6.6 million, net borrowings of short-term bank borrowings of $4.8 million related mainly to the Company’s operations in China, and repayment of term loans and capital lease obligations of $6.8 million. In addition, checks issued in excess of deposits decreased by $0.2 million in the six months ended June 30, 2014.

See Notes 5 and 6 of the Notes to Consolidated Financial Statements included herein for a discussion of the Company’s long-term debt, short-term borrowings and preferred stock.

Commitments

As of June 30, 2015, the Company had raw material and service contract commitments totaling $43.4 million and capital expenditure commitments of $5.4 million related to new looms and other equipment upgrades at various U.S. and foreign plant locations not reflected as liabilities on the accompanying consolidated balance sheet. In addition, in July 2015 the Company committed to build a new natural gas generation facility at the Company’s Parras Cone plant location in Mexico for approximately $7.0 million. Construction of the natural gas facility is expected to begin in August 2015 and be completed by third quarter 2016.

At December 31, 2014, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $12.0 million. The Company contributed $2.5 million to this plan during fiscal year 2014 and $1.4 million in the six months ended June 30, 2015. The Company estimates making total contributions in the range of $2.2 million to $2.8 million in all of 2015. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employment reductions, if any, which may occur during any business restructuring) and other actuarial assumptions.

ITG plans to fund these obligations from cash expected to be generated from operations and funds available under our credit facilities and short-term borrowings, depending upon limitations in its various loan agreements and to the extent available to the Company. ITG believes that future external financings may include, but may not be limited to, additional borrowings under existing, or any new, credit agreements, or the issuance of equity or debt securities or additional funding from certain entities affiliated with WLR, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

Off-Balance Sheet Arrangements

In 2011, the Company entered into a Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of WLR Recovery Fund IV, L.P. (“Fund IV”), which is controlled by WLR. As of June 30, 2015, Cone Denim (Jiaxing) Limited had outstanding short-term working capital loans from various Chinese financial institutions, including approximately $1.1 million guaranteed by a $1.4 million standby letter of credit with Fund IV pursuant to the Guaranty. The obligations of the Company under the Guaranty are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of its Amended and Restated Credit Agreement, dated as of March 30, 2011 (the “2011 Credit Agreement”), and related documentation, then such amounts are payable in additional Tranche B Notes. Also pursuant to the Guaranty, the Company is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. In the three months ended June 30, 2015 and 2014, the Company incurred guarantee fees of $0.1 million and $0.2 million, respectively. In the six months ended June 30, 2015 and 2014, the Company incurred guarantee fees of $0.1 million and $0.3 million, respectively.

Derivative Instruments

Derivative instruments used periodically by the Company for foreign currency, cotton, wool and natural gas purchases consist primarily of forward purchase contracts. The Company does not utilize financial instruments for trading or other speculative purposes. The Company has historically qualified for the “normal purchases exception” under GAAP for derivatives related to its cotton and wool forward purchase contracts and certain of its natural gas contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company periodically uses certain derivative financial instruments to reduce exposure to the volatility of certain foreign currencies and has designated certain of such instruments as cash flow hedges under hedge accounting rules in the three and six months ended June 30, 2015 and 2014. The Company did not designate its natural gas derivative contracts or its Euro foreign currency derivative contracts as hedges for any of the periods presented herein. The fair value of derivative liabilities recognized in the June 30, 2015 and December 31, 2014 consolidated balance sheets were $1.9 million and $0.8 million, respectively. The total amount of net losses on derivative instruments recognized in the consolidated statements of operations was $0.8 million in the three months ended June 30, 2015 and the total amount of net gains on derivative instruments recognized were $0.2 million in the three months ended June 30, 2014. The total amount, net of income taxes, of net losses on derivative instruments recognized in the consolidated statements of operations was $0.9 million in the six months ended June 30, 2015 and $0.0 million in the six months ended June 30, 2014. The amount, net of income taxes, recognized in other comprehensive income (loss) related to the effective portion of derivative instruments was a loss of $0.2 million in the three months ended June 30, 2015, a gain of $0.3 million in the three months ended June 30, 2014, a loss of $0.9 million in the six months ended June 30, 2015 and a gain of $0.7 million in the six months ended June 30, 2014.

Critical Accounting Policies, Assumptions and Estimates

This management’s discussion and analysis of the Company’s financial position and results of operations is based on the Company’s unaudited consolidated financial statements and related notes. A summary of significant accounting policies applicable to the Company’s operations is disclosed in Note 1 to the Consolidated Financial Statements included in the Annual

Report, and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. As of June 30, 2015, there were no changes in the nature of the Company’s then-existing critical accounting policies or the application of those policies from those disclosed in the Annual Report.

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

During the quarter ended June 30, 2015, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

The sixth paragraph of Note 6 to the Company’s Consolidated Financial Statements included elsewhere herein with respect to cumulative preferred stock dividends in arrears is incorporated herein by reference.

ITEM 6.     EXHIBITS

10.1	English translation of Loan Agreement, dated as of July 6, 2015, by and among Parras Cone de Mexico, S.A. de C.V., and Banco Nacional de Mexico, S.A. as lender thereto

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEXTILE GROUP, INC.

August 12, 2015
/s/ Gail A. Kuczkowski
Gail A. Kuczkowski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)