Form 10-K
period 2015-12-31
INTERNATIONAL TEXTILE GROUP INC
filed 2016-03-23
CIK 918964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based upon the assumption, solely for purposes of this computation, that W.L. Ross & Co. LLC and its affiliates (the majority stockholders of the Company) and all of the officers and directors of the registrant were affiliates of the registrant) as of the last business day of the registrant’s most recently completed second fiscal quarter was $182,616.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of March 15, 2016, was 17,468,327.

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

●	our financial condition, which may put us at a competitive disadvantage compared to our competitors that have less debt;
●	our ability to generate sufficient cash flows, improve our liquidity or fund significant capital expenditures;
●	our ability to comply with the covenants in our financing agreements, or to obtain waivers of these covenants when and if necessary;
●	our ability to repay or refinance our debt as it becomes due;
●	significant increases in the underlying interest rates on which our variable rate debt is based;
●	lower than anticipated demand for our products;
●	our dependence on the success of, and our relationships with, our largest customers and suppliers;
●	competitive pricing pressures on our sales, and our ability to achieve cost reductions required to sustain global cost competitiveness;
●	our ability to develop new products that gain customer acceptance;
●	significant increases or volatility in the prices of raw materials, dyes and chemicals, and increases in utility costs, and our ability to plan for and respond to the impact of those changes;
●

risks associated with foreign operations and foreign supply sources, including changes in foreign currency exchange rates, international laws, and regulations that could increase our cost of doing business or affect the comparability of our results between financial periods;

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

Former ITG was formed in August 2004 by certain entities affiliated with WL Ross & Co. LLC, our controlling stockholder (“WLR LLC”), to consolidate the businesses of leading textile and fabric manufacturers, including Burlington Industries, Inc. (a manufacturer of textile products for apparel and interior furnishing products) and Cone Mills Corporation (a manufacturer of textile products, primarily denim, for apparel and interior furnishing products).

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

Worsted and synthetic fabrics are marketed under the Burlington® WorldWide and Raeford® Uniform brand names. Worsted fabrics include 100% wool and wool blended fabrics primarily targeted at branded men’s apparel customers and the uniform career apparel trade. Worsted fabrics marketed under the Burlington WorldWide brand name are also produced for the military dress uniform business. The Company believes it is the largest producer of worsted fabrics for products produced for the U.S. military and fabrics protected by the Berry Amendment legislation, which generally requires that U.S. military uniform fabric be manufactured in the United States. Synthetic fabrics include 100% polyester, nylon and polyester blended fabrics with wool, rayon and spandex. These products are targeted for the production of men’s and women’s apparel, performance activewear and uniform career apparel. The Company also produces technical and value added fabrics used in a variety of niche industrial and commercial applications including highly engineered materials used in numerous applications and a broad range of industries, such as fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers.

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

Discontinued Operations

On September 23, 2014, the Company completed the sale of the net assets related to Narricot Industries LLC (“Narricot”), and the Company deconsolidated all operations related to its ITG-Phong Phu Joint Venture facility in Vietnam (“ITG-PP”) as of May 25, 2012. The results of operations related to the Narricot and ITG-PP businesses are presented as discontinued operations for all periods presented in this Form 10-K. For more information regarding the sale of Narricot and the deconsolidation of ITG-PP, see Note 2 of the Notes to Consolidated Financial Statements.

Segment and Geographic Information

The Company generally attributes its revenues based on the shipping destination of products and attributes its long-lived assets to a particular country based on the location of the assets within each of the Company’s production facilities (see Item 2. “Properties”). The following table presents sales from continuing operations and tangible long-lived assets (including long-lived assets classified as assets held for sale) by reportable segment and geographic area as of and for the fiscal years ended December 31, 2015 and 2014 (in thousands).

	Year Ended December 31,
	2015	2014
Net Sales:
Bottom-weight Woven Fabrics	$568,223	$563,167
Commission Finishing	41,877	31,712
All Other	781	891
	610,881	595,770
Intersegment sales	(474)	(324)
	$610,407	$595,446

	Year Ended December 31,
	2015	2014
Net Sales:
United States	$247,094	$233,324
Mexico	200,696	209,892
Other Foreign	162,617	152,230
	$610,407	$595,446

	December 31,
	2015	2014
Long-lived Assets:
United States	$17,916	$17,217
China	47,799	52,154
Mexico	40,931	34,906
	$106,646	$104,277

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

The Company’s business is dependent on the success of, and its relationships with, its largest customers. No single customer accounted for 10% or more of the Company’s consolidated accounts receivable as of December 31, 2015. One customer, V.F. Corporation, accounted for approximately 10% of the Company’s consolidated accounts receivable as of December 31, 2014, and such customer accounted for approximately 12% of the Company’s consolidated net sales in 2015 and approximately 10% of the Company’s consolidated net sales in 2014, which sales were in the bottom-weight woven fabrics segment. Additionally, the Company believes that two of its customers, Levi Strauss & Co. (in the bottom-weight woven fabrics segment) and the U.S. Department of Defense (in the bottom-weight woven fabrics and commission finishing segments), are able to direct certain of their respective producers to purchase products directly from the Company for use in these customers’ products. Although neither Levi Strauss & Co. nor the U.S. Department of Defense are directly liable for the payment by any of those producers for products purchased from the Company, the Company believes that continued sales to the producers of Levi Strauss & Co. and U.S. Department of Defense products are dependent upon the Company maintaining strong supplier/customer relationships with each of Levi Strauss & Co. and the U.S Department of Defense. The loss of or reduction in business from any key customer or supplier could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position.

Competition

The worldwide textile industry is highly fragmented and competitive. The industry, in certain of the Company’s segments, is characterized by low barriers to entry, many regional and local competitors and a significant number of global competitors. No single company dominates the market, and many companies compete only in limited segments of the industry. Certain of the Company’s products also compete with non-textile products. In many markets, the Company competes with large, integrated enterprises, as well as small, niche regional manufacturers. Textile competition is based in varying degrees on price, product styling and differentiation, quality, response time and customer service. The importance of each of these factors depends upon the needs of particular customers and, within certain of the Company’s segments, the degree of fashion risk inherent in the product. In addition, Competition in the textile industry is based on various criteria, including ability to meet stringent performance and technical requirements and similarly high ongoing quality standards, ability to develop seasonal programs and keep up with temporary and/or seasonal demand, ongoing technical and design innovation, on-time delivery, creating solutions that meet customer needs, and price.

Imports of foreign-made textile and apparel products, such as denim, men’s worsted wool tailored suiting fabrics, men’s and women’s synthetic active wear fabrics, and dobby fabric used in the commercial and institutional contract interior furnishings market, are a significant source of competition. While imports of textile and apparel garments from Asia have leveled off in recent periods, the Company cannot predict the level of future imports from China, Vietnam and similar countries that may have price advantages as a result of lower labor costs and improving production and distribution facilities. Any future growth of imports could place additional competitive pressures on the Company’s U.S. and Mexican manufacturing locations. The Company has strategically located certain of its operations in China in order to, among other things, more effectively compete with lower cost producers, and believes that its geographic manufacturing diversity provides certain competitive benefits including the ability to increase lower cost production based on industry conditions.

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

Cotton and wool are generally available from a wide variety of domestic and foreign sources. Because our customers generally do not purchase our products under long-term supply contracts, but rather on a purchase order basis, we seek to ensure that products are available to meet customer demands while effectively managing inventory levels. The Company’s bottom-weight woven fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials, the principal raw materials used in the Company’s manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet expected operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. While there has been some volatility in cotton pricing historically, pricing has stabilized over the last 18 months. In response to increases in raw material or dyes and chemical costs in the open market or under our committed purchase contracts, we generally attempt to increase sales prices in order to preserve margins. However, if we incur increased raw material or other costs that we are unable to recoup through price increases, or experience interruptions in our raw materials supply, our business, results of operations, financial condition and cash flows may be materially adversely affected.

In August 2014, the Company sold its 50% equity interest in the Summit Yarn LLC and Summit Yarn Holdings joint ventures (together, “Summit Yarn”) to its joint venture partner, Parkdale America, LLC (“Parkdale”). The Company’s yarn purchase agreement with Summit Yarn was amended upon completion of the sale of the joint ventures to provide for a continuing long-term supply of yarn for certain of the Company’s operations. Purchases of raw materials from Summit Yarn and Parkdale were approximately $57.2 million in 2015, which purchases were in the bottom-weight woven fabrics segment.

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

Employees

As of December 31, 2015, the Company employed approximately 4,750 individuals worldwide on a full time basis. The Company believes it is in compliance with federally regulated minimum wage requirements in all of its locations. Employees at the Company’s White Oak plant in the United States and at its facilities in Mexico and China are unionized. The Company has not experienced any work stoppages related to its work force and considers its relations with its employees and all unions currently representing its employees to be good.

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

Research and Development

The Company is committed to research and development of new products, product and process improvements, and improving the quality of its existing products. These efforts are primarily channeled toward improving the quality, styling and performance of its fabrics and related products. The Company’s research and development costs were approximately $5.6 million and $6.2 million in 2015 and 2014, respectively.

Both Burlington WorldWide and Cone Denim have a history of research and development projects which have resulted in new products such as denim fabrics with unique appearances, and specialty fabrics with performance characteristics such as increased flexibility without compromising comfort, moisture wicking and stain repellency, and fabric with fire retardant properties. The Company’s Burlington Labs group, which is a part of the bottom-weight woven fabrics segment, works with technology vendors to develop new fabric innovations in exchange for exclusivity commitments from these vendors on new products and to explore and develop proprietary technologies exclusive to Burlington WorldWide, including chemical formulations, fiber enhancements and fabric processing applications designed to lead to new fabric innovations. These innovations include odor absorption, insect repellency, flame retardancy, moisture wicking for a lasting cooling sensation, increased fabric flexibility, and sun protection properties woven into fabrics, without compromising comfort, hand aesthetics or appearance. These products generally target markets in activewear, workwear and military apparel as well as in hospitals and home fashions. For example, originally introduced 20 years ago, Burlington WorldWide’s XALT™ technology revolutionized the waterproof, breathable market and has been reintroduced with a more advanced film and adhesive technology, paired with innovative Burlington fabric designs including yarn innovations, Plaidology™, and stretch heather constructions. The XALT™ group consists of three core components - specially engineered fabrics, breathable film technology and Burlington’s Durepel® Plus water-repellent finish. Cone Denim is recognized worldwide for value-added product innovation and market forward fashion, and its Cone 3D group is engaged in a number of new proprietary product development efforts intended to further expand the Company’s value-added product line. The innovation efforts of Cone 3D are focused in the areas of performance, comfort, uniqueness, and sustainability by identifying new fibers and raw materials, incorporating distinctive fiber blends and fabric constructions, and engineering unique process technologies, all supported by sustainable practices. For example, Cone Denim’s recent development efforts have resulted in ultra-high molecular weight fiber that offers increased strength and durability with minimum weight, and Cone 3D has been qualified to offer final product recycled bottle content certification to end users.

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

The Company’s corporate headquarters are located in Greensboro, North Carolina in a facility that is leased by the Company, and the Company owns all of its manufacturing facilities. The Company believes all facilities and machinery and equipment are in good condition and are suitable for the Company’s needs. The Company’s principal manufacturing and distribution facilities at December 31, 2015 are listed below:

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

The Company’s common stock is quoted on the OTC Markets Group Inc. over-the-counter “OTCQB” marketplace tier under the symbol “ITXN.” The OTCQB marketplace tier includes securities of companies in the OTC Markets Group Inc. electronic quotation system that are registered and current in their reporting with the applicable regulatory authority, such as the SEC. As a result of the significant concentration of stock ownership by affiliates of WLR LLC, as described elsewhere herein, there is only a limited public trading market in the Company’s common stock. There can be no assurances that an active trading market in the Company’s common stock will develop and, if it does develop, will be sustained. The following table sets forth the range of high and low bids on the common stock during each quarter within the years ended December 31, 2015 and 2014, respectively, as reported by the OTC Markets Group Inc. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low

Year Ended December 31, 2015
First Quarter	$0.20	$0.065
Second Quarter	0.1325	0.02
Third Quarter	0.10	0.06
Fourth Quarter	0.10	0.08

Year Ended December 31, 2014
First Quarter	$0.2201	$0.1015
Second Quarter	0.246	0.1501
Third Quarter	0.21	0.16
Fourth Quarter	0.21	0.12

As of February 29, 2016, there were approximately 340 holders of record of the Company’s common stock.

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

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance UnderEquity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	1,679	$10.10	4,000,000

Equity compensation plans not approved by security holders	-	$-	-
Total	1,679	$10.10	4,000,000

In connection with the Merger, the Company assumed the Equity Incentive Plan (the “Equity Incentive Plan”) of Former ITG. No further grants of equity awards are authorized to be made under this plan, and as of December 31, 2015, a total of 1,679 shares may be issued under outstanding awards at a weighted average exercise price of $10.10 under this plan.

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

Business and Industry Trends

The textile industry in general has seen a slowdown or leveling off of imports of textile products into the U.S. from other countries over the last few years due to, among other things, a narrowing of labor, energy and production cost differentials, the slowing pace of economic growth in China and an increased interest in U.S.-produced goods, partially offset in recent periods by lower shipping costs due to lower fuel prices and a strong U.S. dollar keeping the cost of foreign goods from rising. The strengthening of the U.S. dollar against the Mexican peso beginning in the fourth quarter of 2014 and continuing through 2015, as well as the devaluation of the Chinese yuan against the U.S. dollar beginning in the third quarter of 2015, have had a net positive effect on the Company’s operating expenses. Capital investment in the U.S. textile industry has increased in recent periods, compared to other domestic manufacturing spending which has decreased in certain sectors or remained flat overall. While improved consumer confidence and certain cyclical patterns in recent periods have led to gains in certain of our apparel fabrics businesses, competitive pressures, consolidations at the retail level affecting certain of our customers, the end or reduction of certain of our military programs, and continued uncertainty regarding longer-term macroeconomic growth prospects and the overall economic environment have negatively affected certain of our businesses. Uncertainty regarding unemployment levels, further government and municipal deficit reduction measures, and the prospects for sustained economic recovery continue to impact consumer and governmental spending, could have adverse effects in the significant markets in which we operate. The Company has taken, and expects to continue to take, steps to counter this continued economic uncertainty. These actions include, among other things, implementing cost saving initiatives and sourcing decisions, negotiating higher sales prices for certain products, negotiating new working capital and other financing arrangements, focusing on new product development, and a focus on consistent productivity improvements.

The Company’s bottom-weight woven fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials, the principal raw materials used in the Company’s manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet expecting operating requirements as well as to meet the product specifications and sourcing requirements of anticipated future customer orders. While there has been some volatility in cotton pricing historically, pricing has stabilized over the last 18 months, in part due to Chinese release of supply resulting from an over accumulation of cotton reserves in past years. Despite general expectations for the 2015/2016 crop year to result in greater consumption than production, significant worldwide cotton inventories are expected to keep downward pressure on cotton futures prices. The price of the primary synthetic fibers and dyes and chemicals used in the Company’s products, nylon and polyester, is heavily influenced by petroleum prices which have also fluctuated over the last several years, also resulting in fluctuations in the Company’s gross margins. In response to increases in raw material or dyes and chemical costs in the open market or under our committed purchase contracts, we generally attempt to increase sales prices in order to maintain sufficient margins. However, if we incur increased raw material or other costs that we are unable to recoup through price increases, or experience interruptions in our raw materials supply, our business, results of operations, financial condition and cash flows may be materially adversely affected.

Restructuring Charges

Restructuring charges for 2014 included severance and other termination benefits and related costs of $3.0 million related to the restructuring of the Company’s executive structure, as well as severance and other termination benefits of $0.1 million due to workforce reductions at our worsted wool fabric manufacturing facility in Mexico.

Results of Operations

Net sales and income from continuing operations before income taxes for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense) - net. Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for 2015 and 2014 were primarily attributable to commission finishing sales of $0.5 million and $0.3 million, respectively.

	Year Ended December 31,
	2015	2014

Net Sales:
Bottom-weight Woven Fabrics	$568,223	$563,167
Commission Finishing	41,877	31,712
All Other	781	891
	610,881	595,770
Intersegment sales	(474)	(324)
	$610,407	$595,446

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$48,950	$34,356
Commission Finishing	2,935	1,473
Total reportable segments	51,885	35,829
Corporate expenses	(12,135)	(10,261)
Other operating income - net	4,349	3,368
Impairment charge	(1,199)	–
Restructuring charges	–	(3,116)
Interest expense	(27,366)	(28,789)
Other income (expense) - net	2,791	14,016
	18,325	11,047
Income tax expense	(1,089)	(3,486)
Equity in losses of unconsolidated affiliates	(105)	(109)
Income from continuing operations	17,131	7,452
Discontinued operations, net of income taxes:
Loss from discontinued operations	(66)	(6,559)
Loss on disposal of net assets	–	(501)
Loss from discontinued operations	(66)	(7,060)
Net income	$17,065	$392

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

Consolidated: Consolidated net sales in 2015 and 2014 were $610.4 million and $595.4 million, respectively. Higher sales volumes resulting from increased demand for denim and new programs in the worsted wool non-government uniform fabrics, higher sales volumes and an improved product mix related to new patterns in the commission finishing business, and higher selling prices and an improved product mix in the technical fabrics and synthetic fabrics businesses were partially offset by lower demand in the synthetic fabrics business, decreased sales volumes resulting from U.S. governmental budget constraints and program changes affecting certain military uniform businesses, competitive pressures in the airbag business, governmental budget constraints, and employment declines in the oil and gas industry affecting certain technical fabrics businesses, as well as lower selling prices and a less favorable product mix primarily in the denim and municipal government wool uniform businesses due to lower cotton costs, fashion shifts, and competitive pricing pressures.

Gross profit in 2015 was $87.6 million, or 14.4% of net sales, compared to $71.4 million, or 12.0% of net sales, in 2014. Gross profit margins increased primarily due to lower raw material and energy costs, higher sales volume in the Company’s denim fabric and municipal government wool fabric businesses, lower manufacturing costs due to higher production, higher selling prices and an improved product mix in the synthetic fabrics, technical fabrics and U.S. government wool uniform businesses, as well as favorable impacts from changes in foreign currency exchange rates. Such improvements were partially offset by lower selling prices and a less favorable product mix primarily in the denim and municipal government wool uniform businesses, higher labor costs, as well as lower sales volumes in the U.S. government wool uniform, synthetic fabrics, technical fabrics and airbag businesses. Operating income in 2015 was $42.9 million compared to $25.8 million in 2014. Operating income increased in 2015 as compared to the prior year period primarily due to the higher gross profit margins described above, lower restructuring charges of $3.1 million, and higher gains on disposal of property, plant and equipment of $0.8 million, partially offset by higher selling and administrative expenses of $2.1 million and a note receivable impairment charge of $1.2 million, each as described below.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment were $568.2 million in 2015 compared to $563.2 million in 2014. The increase in net sales of $5.0 million was primarily due to higher sales volumes of $29.7 million from increased demand for denim and new programs in the wool uniform business, as well as $13.2 million resulting from higher selling prices and an improved product mix in the technical fabrics and synthetic fabrics businesses. Such improvements were partially offset by lower sales volumes of $15.2 million primarily resulting from lower demand and program changes in the synthetic fabrics business, U.S. governmental budget constraints and program changes affecting certain military wool uniform fabrics businesses, competitive pressures in the airbag business, and governmental budget constraints, military program shifts and declines in the oil and gas industry affecting certain technical fabrics businesses, as well as lower selling prices and a less favorable product mix of $22.9 million primarily in the denim and municipal government wool uniform businesses due to lower cotton costs, fashion shifts, and competitive pricing pressures.

Income in the bottom-weight woven fabrics segment was $49.0 million in 2015 compared to $34.4 million in 2014. The increase in income was primarily due to lower raw material and energy costs of $33.3 million, higher sales volumes in the Company’s municipal government wool fabric and denim fabric businesses of $4.6 million, $1.6 million of lower manufacturing costs due to increased production, higher selling prices and an improved product mix of $8.1 million in the synthetic fabrics, technical fabrics and U.S. government wool uniform businesses, as well as favorable impacts from changes in foreign currency exchange rates of $6.2 million. These increases were partially offset by lower selling prices and a less favorable product mix of $22.6 million primarily in the denim and municipal government wool uniform businesses, $8.7 million of lower sales volumes in the U.S. government wool uniform, synthetic fabrics, technical fabrics and airbag businesses, and higher selling and administration and labor costs of $7.9 million.

Commission Finishing: Net sales in the commission finishing segment were $41.9 million in 2015 compared to $31.7 million in 2014. The increase was primarily due to higher sales volumes and an improved product mix of $11.6 million related to new patterns as well as new customers in the segment’s governmental business, partially offset by $1.4 million of lower sales volumes and a less favorable product mix related to certain other commission finishing apparel markets. The commission finishing segment reported income from operations of $2.9 million in 2015 compared to $1.5 million in 2014, with such increase primarily due to higher sales volumes and an improved product mix in the segment’s governmental business, partially offset by higher labor costs, quality issues related to certain equipment in the first quarter of 2015, lower sales volumes and a less favorable product mix in certain commission finishing markets, and higher bad debt expense.

All Other: Net sales in the all other segment were $0.8 million and $0.9 million in 2015 and 2014, respectively, which primarily represented sales in the Company’s transportation business.

SELLING AND ADMINISTRATIVE EXPENSES: Consolidated selling and administrative expenses (including amounts allocated to the Company’s reportable segments discussed above and bad debt expense or recoveries) were $47.9 million in 2015 and $45.8 million in 2014. As a percentage of net sales, this expense was 7.8% in 2015 compared to 7.7% in 2014. Lower costs for salaries, employee disability expense, employee prescription drug claims, professional fees, insurance expense and outside sales commissions were offset by higher costs related to employee medical claims, higher incentive compensation expense, and bad debt expenses.

OTHER OPERATING INCOME—NET: Other operating income–net primarily includes grant income from the U.S. Department of Agriculture Wool Trust Fund of $3.2 million in 2015 and $3.0 million in 2014. Other operating income-net in 2015 and 2014 also includes net gains related to the disposal of other miscellaneous property and equipment of $1.1 million and $0.4 million, respectively.

IMPAIRMENT CHARGE: In 2014, the Company completed the sale of certain assets in the Company’s former narrow fabrics segment. The sale price included a three-year secured promissory note for $3.2 million which was deemed by the Company to be impaired during 2015. The Company recorded an impairment charge of $1.2 million in 2015 based on various appraisals and offers for the collateral underlying this note.

RESTRUCTURING CHARGES: Restructuring charges for 2014 included severance and other termination benefits and related costs of $3.0 million related to the restructuring of the Company’s executive structure, as well as severance and other termination benefits of $0.1 million due to workforce reductions at our worsted wool fabric manufacturing facility in Mexico.

INTEREST EXPENSE: Interest expense was $27.4 million in 2015 in comparison with $28.8 million in 2014. The decrease was primarily due to lower outstanding balances under the Company’s U.S. revolving credit facility and lower outstanding balances related to certain of the Company’s term loans due to scheduled and early repayments of such loans, and lower interest rates as a result of recent refinancings of certain of the Company’s bank credit facilities, partially offset by new term loans at the Company’s Parras Cone subsidiary related to the purchase of a new equipment and the construction of a natural gas powered cogeneration facility. The magnitude of such net decrease is lessened due to the fact that interest expense in 2014 was reduced by the cancellation, as of December 31, 2013, of $21.9 million in principal and accrued interest of the Company’s related party Tranche B Notes under a previously disclosed Stipulation and Settlement Agreement entered into by the Company in February 2014, which received court approval on August 29, 2014. Non-cash related party payable in-kind interest expense was $20.5 million in 2015 and $18.1 million in 2014 including the effect of the above legal settlement recorded in 2014.

OTHER INCOME (EXPENSE)—NET: In 2014, the Company recorded a gain of $9.4 million on the sale of its 50% equity interest in its Summit Yarn joint ventures. In 2014, the Company recorded a net recovery of $0.9 million in third party legal fees not related to current operations and recorded a $3.8 million recovery of such legal fees under a previously disclosed Stipulation and Settlement Agreement, resulting in a net gain of $4.7 million. Other income (expense) - net in 2015 and 2014 also included net foreign currency exchange gains of $2.3 million and net foreign currency exchange losses of $0.1 million, respectively, related to the Company’s operations in Mexico and China, as well as unrealized net gains on certain derivative instruments of $0.2 million in 2015.

INCOME TAX EXPENSE: Income tax expense was $1.1 million in 2015 compared to $3.5 million in 2014. Income tax expense in 2015 and 2014 reflects current and deferred income tax expense primarily related to the Company’s profitable subsidiaries in Mexico, including taxable income which is generated under that country’s maquiladora export assembly program. Income tax expense in 2015 also reflects a net decrease in the valuation allowance and the expiration of certain tax attributes of $5.5 million primarily related to profitable operations during the period, income tax expense of $3.3 million related to the negative impact of local foreign currency adjustments related to U.S. dollar-denominated net assets in Mexico and China, other foreign tax adjustments of $3.3 million, and state income tax expense and other U.S. tax adjustments of $0.2 million. Income tax expense in 2014 also reflects a net decrease in the valuation allowance of $8.0 million partially offset by other foreign tax adjustments in Mexico of $5.2 million, $2.1 million related to the negative impact of local foreign currency adjustments related to U.S. dollar-denominated net assets in Mexico, and state income tax expense and other U.S. tax adjustments of $0.2 million. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets will be dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.

DISCONTINUED OPERATIONS: Loss from discontinued operations in 2015 included less than $0.1 million related to the planned disposition of the assets of the idled ITG-PP facility. Loss from discontinued operations in 2014 included $6.4 million related to the Narricot business, including the loss on the disposal of its net assets of $0.5 million, and $0.1 million related to the planned disposition of the assets of the idled ITG-PP facility.

Liquidity and Capital Resources

The Company has a significant amount of debt outstanding and will require substantial cash flows to service this debt in future periods. A substantial portion of the Company’s debt, $73.4 million at December 31, 2015, is payable by various of the Company’s subsidiaries organized in foreign jurisdictions and is non-recourse to the ITG parent company. In addition, a substantial portion of the Company’s debt, $181.4 million at December 31, 2015, is payable to related parties, namely certain entities affiliated with WLR LLC, with a maturity date of June 30, 2019.

The Company amended or refinanced certain credit agreements in the fourth quarter of 2014 to extend the maturities of certain instruments to 2019 and lower interest rates on outstanding debt in the U.S. In January 2015, the Company’s subsidiaries in Mexico refinanced their outstanding term loans by entering into new term loan agreements resulting in outstanding amounts becoming due in January 2020. As a component thereof, the Company’s Parras Cone subsidiary obtained an option to increase borrowings by up to $7.0 million until January 2016; such option was reduced to $4.0 million upon the execution of an additional term loan facility in July 2015 as described below, and Parras Cone has borrowed the full $4.0 million against this commitment. In July 2015, Parras Cone entered into an additional six year, $7.0 million term loan agreement with proceeds to be used to build a natural gas powered cogeneration facility at its plant location in Mexico. Parras Cone can draw upon this $7.0 million commitment until July 2016. Through the date hereof, Parras Cone has borrowed $4.2 million against this $7.0 million commitment. In August 2015, Parras Cone entered into a revolving credit agreement that provides for borrowing availability of up to $18.0 million through August 2018. This agreement replaced its $18.0 million revolving receivables factoring agreement. In February 2016, Parras Cone entered into an additional 66 month, $2.5 million term loan agreement with proceeds to be used to purchase new machinery and equipment. During the third quarter of 2015, the Company’s Cone Denim Jiaxing subsidiary in China fully repaid its term loan prior to its scheduled maturity date.

The following table presents a summary of the Company’s debt obligations payable to unrelated third parties as of December 31, 2015 (in thousands). Amounts in the column labeled “U.S.” represent debt guaranteed by, or otherwise with recourse to, the ITG parent company. Amounts in the column labeled “International” represent debt of various of the Company’s international subsidiaries, but not guaranteed by, or with recourse to, the ITG parent company.

	U.S.	International	Total

Current portion of long-term debt	$2,836	$3,975	$6,811
Short-term borrowings	750	31,650	32,400
	3,586	35,625	39,211
Bank debt and other long-term obligations, net of current maturities	10,776	37,813	48,589
Total third party debt	$14,362	$73,438	$87,800

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

During 2015, the Company’s principal sources of funds consisted of proceeds from net sales, net borrowings under revolving loans, and term loans and short term borrowings under bank financing facilities. The Company’s principal uses of cash during 2015 were to fund working capital needs which are generally lower at the beginning of the year and the end of the year due to seasonality and increase during the year to support mid-year sales, capital expenditures, pension plan contributions, and payment of principal, interest and fees on various indebtedness, and the Company expects that its cash uses in the foreseeable future will be for similar matters. Based on current expectations, we believe that the cash on hand, cash flow expected to be generated by our operations and funds available under our credit facilities and short-term borrowings should be sufficient to service our debt payments requirements in the near term, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in a material reduction in cash from operations, our losing the ability to borrow under our U.S. revolving credit facility or replenish our short-term borrowings currently in place. Our success in generating future cash flows will depend, in part, on our ability to increase our sales, manage working capital efficiently, continue to reduce operating costs at our plants, and increase selling prices to offset any increase in raw material or other costs in all segments of our business.

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

Comparison of Cash Flows for Year Ended December 31, 2015 to Year Ended December 31, 2014

OPERATING ACTIVITIES: Net cash provided by operating activities was $51.0 million in 2015 compared to $32.4 million in 2014. Cash flows from operating activities in 2015 were positively impacted by improved gross margins primarily as the result of lower raw material costs, the favorable impact from changes in foreign currency exchange rates and higher sales volumes in certain businesses, lower days sales outstanding in accounts receivable, lower cash tax payments, lower cash interest payments, as well as the elimination of net cash outflows related to the disposed Narricot business, partially offset by cash received as a part of a previously disclosed Stipulation and Settlement Agreement in 2014.

INVESTING ACTIVITIES: Net cash used in investing activities was $19.5 million in 2015 compared to net cash provided by investing activities of $1.8 million in 2014. Capital expenditures and deposits related to purchases of equipment were $20.2 million in 2015 and $13.1 million in 2014. Capital expenditures and deposits for equipment in 2015 were primarily related to upgrading equipment at our U.S. and Mexico facilities in 2015 and at our Mexico facilities in 2014, to support our manufacturing and cost reduction efforts in the bottom-weight woven fabrics segment. As we continue with our upgrading and cost reduction plans, we expect to spend approximately $22.0 million to $23.0 million on capital expenditures during all of 2016, including in connection with the construction of the above referenced natural gas powered cogeneration facility in Mexico. In 2014, the Company received net cash proceeds of $9.6 million and $4.2 million from the sale of Summit Yarn and the Narricot business, respectively. In 2015 and 2014, the Company received net cash proceeds of $0.8 million and $0.7 million, respectively, from the sale of other property, plant and equipment. Investing activities also included $0.1 million of investments in the Company’s unconsolidated affiliates in 2015, and $0.4 million of distributions from the Company’s unconsolidated affiliates in 2014.

FINANCING ACTIVITIES: Net cash used in financing activities of $27.5 million in 2015 includes the full repayment of $12.6 million outstanding under the Company’s factoring loan facility in Mexico, net repayments of short-term bank borrowings of $9.2 million, proceeds from the issuance of term loans of $8.2 million, repayment of term loans and capital lease obligations of $13.3 million, net repayments under revolving lines of credit of $0.4 million, and the payment of financing fees of $0.2 million. Net cash used in financing activities of $28.3 million in 2014 reflects mainly the net repayment of borrowings under revolving lines of credit of $22.2 million primarily using proceeds from the sale of Summit Yarn, the sale of the Narricot business and proceeds from the payment as a part of a previously disclosed Stipulation and Settlement Agreement, the repayment of term loans and capital lease obligations of $15.1 million, proceeds from the issuance of term loans of $9.5 million, net short-term bank borrowings of $0.6 million related mainly to the Company’s denim operations, and the payment of financing fees of $0.9 million.

See Notes 8 and 13 of the Notes to Consolidated Financial Statements included herein for a discussion of the Company’s long-term debt, short-term borrowings and preferred stock.

Commitments

As of December 31, 2015, the Company had raw material and service contract commitments totaling $34.0 million and capital expenditure commitments of $11.5 million related to new looms and other equipment upgrades at various U.S. and foreign plant locations not reflected as liabilities on the accompanying consolidated balance sheet. In July 2015, the Company committed to build a new natural gas generation facility at the Company’s Parras Cone plant location in Mexico. Construction of the natural gas facility began in August 2015 and is expected to be completed by the third quarter of 2016.

At December 31, 2015, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $10.5 million. The Company contributed $2.5 million to this plan during each of fiscal year 2015 and 2014. The Company estimates making total contributions to this plan in the range of $1.1 million to $1.5 million in 2016, with such lower estimated funding amounts in 2016 primarily due to certain actuarially determined shortfall calculations from previous years becoming fully amortized in 2015. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employment reductions, if any, which may occur during any business restructuring) and other actuarial assumptions.

Off-Balance Sheet Arrangements

As of December 31, 2015, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of December 31, 2015 or 2014, except as noted below.

In 2011, the Company entered into a Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of WLR Recovery Fund IV, L.P. (“Fund IV”), which is controlled by WLR LLC. One member of our board of directors is also affiliated with various investment funds controlled by WLR LLC (collectively, the “WLR Affiliates”) that directly own a majority of our voting stock. As of December 31, 2015, Cone Denim (Jiaxing) Limited had outstanding short-term working capital loans from various Chinese financial institutions, including approximately $1.1 million guaranteed by a $1.4 million standby letter of credit with Fund IV pursuant to the Guaranty. The obligations of the Company under the Guaranty are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. Also pursuant to the Guaranty, the Company is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. In 2015 and 2014, the Company incurred guarantee fees of $0.2 million and $0.6 million, respectively.

Derivative Instruments

Derivative instruments used periodically by the Company for foreign currency, cotton, wool and natural gas purchases consist primarily of forward purchase contracts. The Company does not utilize financial instruments for trading or other speculative purposes. The Company has historically qualified for the “normal purchases exception” under GAAP for derivatives related to its cotton and wool forward purchase contracts and certain of its natural gas contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company periodically uses certain derivative financial instruments to reduce exposure to the volatility of certain foreign currencies and has designated certain of such instruments as cash flow hedges under hedge accounting rules in 2015 and 2014. The Company did not designate its natural gas derivative contracts or its Euro foreign currency derivative contracts as hedges for any of the periods presented herein. The fair value of net derivative liabilities recognized in the December 31, 2015 and 2014 consolidated balance sheets were $2.3 million and $0.8 million, respectively. The total amount, net of income taxes, of net losses on derivative instruments recognized in the consolidated statements of operations was $3.8 million in 2015 and the total amount of net gains on derivative instruments recognized was less than $0.1 million in 2014. The amount, net of income taxes, recognized in other comprehensive loss related to the effective portion of derivative instruments was a loss of $1.3 million in 2015 and a loss of $0.5 million in 2014.

Seasonality

The strongest portion of the consumer apparel sales cycle is typically March through November as customers target goods to be sold at retail for the back-to-school fall, holiday and spring seasons. Consumer apparel fabric sales have become increasingly seasonal, as well, as customers have begun to rely more upon contract sewing and have sought to compress the supply cycle to mirror retail seasonality. Sales in the Company’s other businesses are generally not seasonal and can vary based on numerous factors. Our consolidated net sales from continuing operations in each of the first, second, third and fourth quarters of 2015 represented 23%, 26%, 26% and 25%, respectively, of our total net sales from continuing operations for the year.

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

Critical Accounting Policies, Assumptions and Use of Estimates

Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements. The consolidated financial statements of the Company are prepared in conformity with GAAP. The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of trade receivables, inventories, goodwill and other intangible assets, impairment of long-lived assets, income taxes, and insurance costs, among others. These estimates and assumptions are based on managements’ best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including an evaluation of the current global economic climate. Management monitors economic conditions and other factors and adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currency and equity values and continued uncertainties in the global economic environment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ from these estimates under different assumptions or conditions. Changes in these estimates resulting from changes in one or more of these factors, or in the general economic environment or any other relevant factor will be reflected in the financial statements in the period in which such change occurs. The Company’s management believes the critical accounting policies listed below are the most important to the fair presentation of the Company’s financial condition and results of operations. These policies require the most significant judgments and estimates of the Company’s management in the preparation of the Company’s consolidated financial statements.

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

Costs incurred in connection with line-of-credit financing activities are deferred and amortized over the lives of the respective financing instruments using the straight-line method, which approximates the effective interest rate method, and are charged to interest expense. Recognition of such deferred costs may be accelerated upon certain modifications or exchanges of the underlying financing instruments.

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

Under the direction of the Company’s principal executive officer and principal financial officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 in accordance with the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that such internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides the names, ages and positions of the individuals who currently serve as members of the board of directors, or as executive officers, of the Company.

Name	Age	Positions and Offices
Kenneth T. Kunberger	56	President and Chief Executive Officer and Director
Robert E. Garren	59	Vice President, Human Resources and Corporate Communications
Craig J. Hart	53	Vice President and Treasurer
Neil W. Koonce	68	Vice President, General Counsel and Secretary
Gail A. Kuczkowski	60	Executive Vice President and Chief Financial Officer
James W. Payne	66	President, Carlisle Finishing
Jeffrey H. Peck	55	President, Burlington Worldwide Group
William P. Carmichael	72	Director
John W. Gildea	72	Director
Su Yeo	43	Director

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

William P. Carmichael has been a director of the Company since November 2012. Mr. Carmichael, a private consultant, co-founded The Succession Fund in 1998 to provide an exit strategy to owners of privately held companies. This Fund was sold in 2007. Prior to forming The Succession Fund, Mr. Carmichael worked for Price Waterhouse (now PricewaterhouseCoopers) for four years, and has twenty-six years of experience in various financial positions with global consumer product companies. Mr. Carmichael currently serves on the boards of directors of The Finish Line, Inc., hh gregg, Inc., and as Trustee of the Columbia Funds, Tri-Continental Corporation and Columbia Seligman Premium Technology Growth Company. Mr. Carmichael also served on the following boards, Cobra Electronics Corporation until August 2014, McMoRan Exploration from June 2010 to 2013, and Simmons Bedding from 2004 to 2010. Mr. Carmichael is a member of the advisory council of NYSE Governance Services. Mr. Carmichael brings to the Company considerable expertise in investments and in mergers and acquisitions in small and middle market companies. In addition, Mr. Carmichael’s experience serving on the board of directors of several other public companies allows us to leverage his experiences with respect to, among other things, appropriate oversight and related board actions.

John W. Gildea has been a director of the Company since February 2012. Mr. Gildea founded Gildea Management Company, a management company specializing in investments in middle market companies in the United States and Europe, in 1984. Mr. Gildea currently serves on the board of directors of Misonix, Inc., and Sothic Capital, a UK based distressed fund. He also served on the board of directors of Country Pure, a private company, from 2010 to 2014, America Service Group Inc. from 2006 to 2011 and Sterling Chemicals, Inc. from 2002 to 2011. Mr. Gildea brings to the Company considerable expertise in investments in middle market companies in the United States and Europe, which we believe provides significant insight to the Company. In addition, Mr. Gildea’s experience serving on the board of directors of several other public companies allows us to leverage his experiences with respect to, among other things, appropriate oversight and related board actions.

Su Yeo has been a director of the Company since June 2015 and she is a principal of WLR LLC. Ms. Yeo is an experienced and versatile financial services executive with over 18 years of experience in principal investing, debt restructuring and investment banking roles. Prior to joining W.L. Ross & Co., Ms. Yeo spent more than 16 years at Morgan Stanley and Lehman Brothers where she was involved globally in mergers and acquisitions, capital raises, principal investments and corporate workouts and restructurings. Ms. Yeo brings to the Company considerable expertise in investments and in mergers and acquisitions, and the Company believes her experience and skills benefit the board of directors’ discussions related to financing, corporate development, corporate governance, and strategic opportunities.

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

Nominating Committee; Nominating Procedure

The Company’s board of directors does not have a standing nominating committee (and consequently does not have a nominating committee charter), and all directors participate in the consideration of director-nominees. The Company believes that it is not necessary to have a standing nominating committee because of the fact that certain entities affiliated with WLR LLC own approximately 82% of the outstanding common stock and approximately 84% of the voting power of the Company and, therefore, have the ability to control the election of all directors. The board of directors of the Company does not currently have a formal policy for stockholder recommendations for director-nominees for the aforementioned reasons.

Audit Committee

The Company’s board of directors has a standing audit committee currently composed of two directors, William P. Carmichael (chair) and Su Yeo. The Company’s board of directors has determined that Mr. Carmichael is an audit committee financial expert (within the meaning of Item 407(d) of Regulation S-K, promulgated under the Exchange Act) with respect to the Company. In making such determination, the board took into consideration, among other things, the express provision in Item 407(d) of Regulation S-K that the designation of a person as an audit committee financial expert shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on such person as a member of the audit committee and the board of directors, nor shall it affect the duties and obligations of other audit committee members or the board. The common stock of the Company is not traded on the New York Stock Exchange (the “NYSE”) or any other national securities exchange; however, the Company’s board of directors has determined that Mr. Carmichael is independent within the meaning of NYSE Rule 303A.02 and Rule 10A-3(b) promulgated under Section 10A of the Exchange Act.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons who beneficially own more than 10% of the Company’s common stock, are required to file initial reports of ownership and reports of certain changes in ownership with the SEC. Based solely upon our review of copies of such reports, we believe that our directors and executive officers, and beneficial owners of more than 10% of our common stock, timely complied with all applicable filing requirements for our 2015 fiscal year.

Stockholder Communications with the Board of Directors

The Company currently does not have a formal process for stockholders to send communications to the board of directors. Because the Company’s public stockholder base is small, the Company’s board of directors believes a formal process is unnecessary.

ITEM 11.	EXECUTIVE COMPENSATION

The Company’s board of directors has a standing compensation committee with Mr. Gildea serving as chair. The common stock of the Company is listed on the OTC Markets Group Inc. (formerly known as Pink OTC Markets Inc.) over-the-counter “OTCQB” marketplace tier and not on the NYSE or any other national securities exchange; therefore, the members of the compensation committee are not required to be independent within the meaning of NYSE Rule 303A.02.

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

Summary Compensation Table

The following table sets forth information regarding the compensation of the Named Executive Officers, consisting of our current principal executive officer and the other two most highly compensated individuals who served as executive officers at December 31, 2015.

Summary Compensation Table

			Non-Equity Incentive Plan	All Other
			Compensa-	Compensa-
Name and Principal		Salary	tion (1)	tion (2)	Total
Position	Year	$	$	$	$

Kenneth T. Kunberger	2015	$575,000	$640,030	$45,631	$1,260,661
President and Chief	2014	$536,667	$447,000	$98,470	$1,082,137
Executive Officer

Jeffrey H. Peck	2015	$326,354	$200,000	$30,889	$557,243
President,	2014	$325,000	$184,000	$49,507	$558,507
Burlington WorldWide

Gail A. Kuczkowski	2015	$277,083	$225,000	$29,650	$531,733
Executive Vice President	2014	$275,000	$189,000	$47,703	$511,703
and Chief Financial Officer

Notes:

1.

For 2015 and 2014, represents amounts earned under the Company's applicable annual cash incentive program, referred to as the Management Incentive Plan ("MIP"). For additional detail on the MIP and the determination of the cash awards thereunder, see "Management Incentive Plan."

2.

2015 amounts for Mr. Kunberger, Mr. Peck and Ms. Kuczkowski include car allowances, Company matching contributions to the Company’s 401(k) plan, premiums for supplemental long-term disability coverage, premiums for life insurance benefits and contractual interest payments made on vested retention and bonus awards.

Management Incentive Plan

Under the MIP, cash incentive bonus opportunities, defined as a percentage of base salary, are established for each participant. Each participant then has the opportunity to earn a threshold, target, or maximum bonus amount that is contingent upon achieving the performance goals set by the Compensation Committee.

In 2015, the Compensation Committee established performance goals for the named executive officers under the MIP with 60% of the bonus opportunity based on earnings before interest, taxes, depreciation, amortization, restructuring and impairment charges and other non-operating income and 40% based on net working capital (accounts receivable, inventory and accounts payable) and cash flow performance. In 2014, the compensation committee established performance goals for the named executive officers under the MIP with 60% of the bonus opportunity based on earnings before interest, taxes, depreciation, amortization, impairment charges and other non-operating income and 40% based on cash flow performance. Both of the above earnings and cash flow measures excluded the following items from their calculations: approved capital expenditures financed by debt, and MIP expense and cash payments. In 2015 and 2014, MIP awards for Mr. Kunberger and Ms. Kuczkowski were based on total company performance, and MIP awards for Mr. Peck were based on business unit performance.

Bonus payments are paid to participants in the calendar year following the end of the plan year. The compensation committee retains the right, in its sole discretion, to adjust awards (individually or in the aggregate) to recognize extraordinary situations.

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

Outstanding Equity Awards at Fiscal Year-End

No equity awards to the Named Executive Officers were outstanding as of December 31, 2015.

Director Compensation

The Company has available for use a combination of cash and stock-based incentive compensation to attract and retain certain qualified candidates to serve on its board. In setting director compensation, the Company considers the significant amount of time that directors expend in fulfilling their duties as directors as well as the expertise and knowledge required. Compensation levels are reviewed periodically by the board of directors and adjusted as deemed appropriate. Executive officers who serve as directors of the Company are not entitled to additional compensation for such services. In addition, the board of directors of the Company has deemed it appropriate that only non-employee directors who are not affiliated with WLR LLC should receive compensation for service as a member of the Board. Each non-employee director not affiliated with WLR LLC receives an annual retainer of $40,000 for services as a director. In addition to this retainer, each of those directors receives $1,500 per day for all board and committee meetings attended in person, and $750 per day for all board and committee meetings attended by telephone or video conference. Further, the Chair of the Audit Committee receives an annual retainer of $10,000 and the Chair of the Compensation Committee receives an annual retainer of $5,000. All fees are paid on a quarterly basis. The Company also reimburses non-employee directors for expenses incurred in attending board and committee meetings.

In addition, from time to time, certain of the Company’s directors may be entitled to certain additional compensation for providing services to the Company other than in the ordinary course of their service as a director.

The amounts set out in the table below consist of all amounts paid to non-employee members of the Company’s board of directors for their service as a board member of the Company in 2015. The Committee chose not to make any equity-based awards in 2015.

2015 Director Compensation (1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Stephen W. Bosworth (1)	$15,750	$–	$15,750
William P. Carmichael	$129,000	$–	$129,000
Michael J. Gibbons (1)	$–	$–	$–
John W. Gildea	$123,000	$–	$123,000
Harvey L. Tepner (1)	$–	$–	$–
Daniel D. Tessoni (1)	$20,000	$–	$20,000
David L. Wax (1)	$–	$–	$–
Su Yeo	$–	$–	$–

__________________

(1)

See the Summary Compensation Table above for information on the compensation paid to Kenneth T. Kunberger. Mr. Bosworth and Dr. Tessoni each retired from the Company’s board of directors as of April 1, 2015. Mr. Wax retired from the Company’s board of directors as of June 17, 2015. Mr. Tepner retired from the Company’s board of directors as of August 31, 2015. Mr. Gibbons retired from the Company’s board of directors as of February 29, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of shares of ITG common stock, Series C preferred stock (the “Series C Preferred Stock”) and Series A convertible preferred stock (the “Series A Preferred Stock”) as of March 15, 2016 by (1) each person (including any group deemed a “person” under Section 13(d)(3) of the Exchange Act) known to ITG to beneficially own more than 5% of ITG’s common stock, (2) each of ITG’s Named Executive Officers, (3) each of ITG’s directors and (4) all directors and current executive officers of ITG as a group. Information relating to beneficial ownership is based upon “beneficial ownership” concepts set forth in rules of the SEC. Under those rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of, or to direct the disposition of, such security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership (such as by exercise of options) within 60 days. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial interest. Except as indicated in notes to the table, directors and executive officers possessed sole voting and investment power with respect to all of their respective shares in the table. Shares not outstanding which are subject to options exercisable within 60 days by persons in the group or a named individual are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of common stock owned by the group or such individual.

This table is based, in part, upon information supplied to ITG by its officers, directors and principal stockholders, and Schedules 13D filed with the SEC, as applicable.

Name	Number of Shares of Common Stock Beneficially Owned	Number of Shares of Series C Preferred Stock (1) Beneficially Owned	Number of Shares of Series A Preferred Stock (2) Beneficially Owned	Percent of Common Stock Beneficially Owned	Percent of Series C Preferred Stock Beneficially Owned	Percent of Series A Preferred Stock Beneficially Owned	Percent of Total Voting Power Beneficially Owned (1)(2)
WL Ross & Co. LLC and Affiliated Entities (3)	14,334,155	114,628	2,900,099	82.1%	100%	91.6%	83.6%
Kenneth T. Kunberger	30,530	—	—	*	—	—	*
Jeffrey H. Peck	13,568	—	—	*	—	—	*
Gail A. Kuczkowski	—	—	—	—	—	—	—
William P. Carmichael	—	—	—	—	—	—	—
John W. Gildea	—	—	—	—	—	—	—
Su Yeo (4)	—	—	—	—	—	—	—
All directors and current executive officers as a group (11 persons) (5)	14,424,722	114,628	2,900,099	82.6%	100%	91.6%	84.0%

——————

NOTES:

*	Represents less than 1% of the outstanding class of stock.
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

(4)

Excludes shares beneficially owned by WLR LLC and affiliated entities. Ms. Yeo is a director of the Company and a Principal of WLR LLC. Ms. Yeo disclaims beneficial ownership of all shares held by WLR LLC and affiliated entities.

(5)

Includes all shares held by WLR LLC and affiliated entities. Ms. Yeo is a director of the Company and a Principal of WLR LLC. Ms. Yeo disclaims beneficial ownership of all shares held by WLR LLC and affiliated entities.

The information required to be disclosed in this Item 12 by Item 201(d) of Regulation S-K is included in Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Wilbur L. Ross, Jr., who served as the Chairman of our Board of Directors until November 2014, is Chairman and Chief Strategy Officer of WLR LLC. Su Yeo, a member of our board of directors, is a principal at WLR LLC.

WLR LLC may from time-to-time provide advisory services to the Company (consisting of consulting and advisory services in connection with strategic and financial planning, investment management and administration and other matters relating to our business and operations of a type customarily provided by sponsors of U.S. private equity firms to companies in which they have substantial investments, including any consulting or advisory services that the Company’s board of directors reasonably requests). In return for such services, WLR LLC may charge a quarterly management fee of $0.5 million and is reimbursed for any reasonable out-of-pocket expenses (including expenses of third-party advisors retained by WLR LLC). Per the Note Purchase Agreement, as amended, the payment of the management fees may not occur while a default or event of default has occurred and is continuing or would arise as a result of such payment, or at any time while payable in-kind (“PIK”) interest on the Company’s Tranche A senior subordinated notes (see Note 8 “Long-Term Debt and Short-Term Borrowings”) was unpaid. As a result, WLR LLC did not charge the Company for management fees in 2015 or 2014. At December 31, 2015, $2.5 million related to management fees was payable to WLR LLC on a non-interest bearing basis.

The Company has entered into a marketing and service arrangement with OCM India Limited (“OCM”), which is owned by certain affiliates of WLR LLC. Under the arrangement, the Company provides certain operations, marketing and service assistance to OCM in exchange for a service fee. In 2015 and 2014, the Company received $0.1 million and $0.2 million, respectively, from OCM for service fees and sales commissions.

From time to time, the WLR Affiliates have purchased or received PIK Interest Tranche B Notes. The Company also issued additional Tranche B Notes of $1.2 million in 2014 to Fund IV in connection with the Guaranty as described below. Under a previously disclosed Stipulation and Settlement Agreement, $21.9 million in principal and accrued interest of the Tranche B Notes outstanding as of December 31, 2013 was cancelled, together with all additional interest that accrued on such notes from December 31, 2013 through August 29, 2014. The largest aggregate principal amount outstanding under the Tranche B Notes during 2015 and 2014 was $181.4 million and $173.5 million, respectively. The Company has not repaid any principal on any of the Tranche B Notes, and all interest on the Tranche B Notes to date has been accrued or converted to additional principal amounts. At December 31, 2015 and 2014, $181.4 million and $160.9 million aggregate principal amount of Tranche B Notes was outstanding, respectively, with an interest rate of 12.0%, including interest that has been converted to principal.

Also under the previously disclosed Stipulation and Settlement Agreement, $11.4 million (11,475 shares) and $257.6 million (10,304,963 shares) of Series C Preferred Stock and Series A Preferred Stock, respectively, and certain related dividends in arrears were cancelled in 2014.

The Company has obligations under an amended Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of Fund IV. Pursuant to the Guaranty, the Company has guaranteed the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV was a party and under which Fund IV agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Under the 2011 Credit Agreement, the lenders (i) were entitled to receive payment under a $3.7 million evergreen standby letter of credit executed by Fund IV (the “Fund IV LC”), or (ii) the Company’s investments in ITG-PP discussed above were required to be repaid to the Company by ITG-PP no later than one month prior to the March 31, 2016 expiration date of the Fund IV LC. In August 2014, the Company entered into Consent and Amendment No. 11 to the 2011 Credit Agreement which provided, among other things, for the termination of the Fund IV LC. On October 14, 2014, the Fund IV LC was terminated and an additional $1.2 million of principal amount of Tranche B Notes were issued in satisfaction of the Company’s obligations thereunder for accrued guaranty fees. Cone Denim (Jiaxing) Limited has outstanding short-term working capital loans from various Chinese financial institutions, including approximately $1.1 million guaranteed by a $1.4 million standby letter of credit with a WLR Affiliate pursuant to the Guaranty. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. Also pursuant to the Guaranty, the Company is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. In 2015 and 2014, the Company incurred guarantee fees of $0.2 million and $0.6 million, respectively, and the amount of such accrued guaranty fees outstanding as of December 31, 2015 was $1.2 million.

The Company, Fund IV and the agent under the Company’s 2011 Credit Agreement have entered into a support agreement pursuant to which the lenders under the 2011 Credit Agreement can draw upon an evergreen standby letter of credit in the amount of $17.0 million (the “WLR LC”) executed by Fund IV if the Company’s excess availability (as defined in the 2011 Credit Agreement) falls below certain predefined levels; no such amounts have been drawn by the lenders as of December 31, 2015. On December 18, 2014, the Company entered into Amendment No. 12 to the 2011 Credit Agreement. This amendment provides for, among other things, future reductions of the WLR LC of up to $5.0 million, or termination of the WLR LC, based upon amounts of the term loan repaid under the 2011 Credit Agreement, the maintenance of a specified fixed charge coverage ratio, the level of average excess availability, and certain other conditions.

Director Independence

The common stock of the Company is not traded on the NYSE or any other national securities exchange; however, for purposes of determining director independence, the Company has adopted the independence definitions as set out in Section 303A.02 of the New York Stock Exchange's Listed Company Manual. Based on the independence standards and all of the relevant facts and circumstances, the Company’s board of directors determined that Mr. Carmichael and Mr. Gildea had no material relationship with the Company and thus are independent under Section 303A.02 of the listing standards of the NYSE.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm for the Company’s 2015 and 2014 fiscal years was Grant Thornton LLP. The following table provides information on the fees billed to the Company by Grant Thornton LLP and other member firms of Grant Thornton International Ltd. for its services to the Company during the Company’s fiscal years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
Audit Fees	$1,180,000	$1,188,000
Tax Fees	2,200	2,000
Total Fees	$1,182,200	$1,190,000

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

The audit committee of the Company’s board of directors has established a policy requiring its approval of all audits, and any non-audit, services prior to the provision of these services by the Company’s independent registered public accounting firm. Pursuant to this policy, the audit committee annually approves a detailed request for annual audit and other permitted services up to specified dollar limits. In determining whether to pre-approve permitted services, the audit committee considers whether such services are consistent with SEC rules and regulations. If the Company’s management believes additional services are necessary or that the dollar amount of previously approved services must be increased, management must seek specific prior approval for these services from the audit committee. To ensure prompt handling of unexpected matters, the Company’s audit committee has delegated to its chairperson the authority to pre-approve permissible non-audit services and fees and to amend or modify pre-approvals that have been granted by the entire audit committee. A report of any such actions taken by the committee chairperson must be provided to the audit committee at the audit committee meeting following such action. None of the services described above were approved by the audit committee pursuant to the exception provided by Rule 2-01(c)(7)(i)(C) of Regulation S-X of the SEC during either of the periods presented.

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
*10.3

International Textile Group, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

*10.4

International Textile Group, Inc. Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

*10.5

Employment Agreement, effective as of May 1, 2014, by and between International Textile Group, Inc. and Kenneth T. Kunberger (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2014)

*10.6

Agreement and General Release, dated April 30, 2014, by and between International Textile Group, Inc. and Joseph L. Gorga (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 0000-23938) for the quarter ended March 31, 2014)

*10.7

Form of Severance Letter with certain officers of International Textile Group, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

*10.8

Form of Addendum to Severance Letter with certain officers of International Textile Group, Inc. (incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2009)

*10.9

Form of Severance Letter with certain officers of International Textile Group, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2009)

*10.10

Form of Severance Letter with certain officers of International Textile Group, Inc., (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2014)

*10.11

Form of Indemnification Agreement entered into with certain officers and directors (incorporated by reference to Exhibit 10.30.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on December 8, 2005)

*10.12

Form of Amended and Restated Indemnification Agreement entered into with certain officers and directors (incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2005)

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
10.17

Description of arrangement regarding certain management services provided by W.L. Ross & Co. LLC to International Textile Group, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

10.18

Form of Amended and Restated Credit Agreement, originally dated as of March 30, 2011, (as amended to date), by and among International Textile Group, Inc. and certain of its subsidiaries, as borrowers, General Electric Capital Corporation, as agent and lender, and the other lenders and other parties signatory thereto (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2014)

10.19

English translation of Term Loan Agreement, dated as of March 23, 2011, by and among Burlington Morelos S.A. de C.V. and Banco Nacional de Mexico, S.A., as lender thereto (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File 000-23938) for the quarter ended March 31, 2011)

10.20

English translation of Simple Credit Agreement Secured by a Second Package Mortgage, dated as of March 27, 2013, by and among Burlington Morelos, S.A. de C.V. and subsidiary companies, and Banco Nacional de Mexico, S.A. as lender thereto, (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2013)

10.21

English translation of amended and restated Factoring Discount Line Opening Agreement, dated as of August 15, 2014, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional de Mexico, S.A., as lender thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended September 30, 2014)

10.22

English translation of secured Credit Agreement, dated as of June 18, 2013, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional de Mexico, S.A. as lender thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No.000-23938) for the quarter ended June 30, 2013)

10.23

English translation of secured Credit Agreement, dated as of April 15, 2014, by and among Parras Cone de Mexico, S.A. de C.V., and Banco Nacional de Mexico, S.A. as lender thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2014)

10.24

English translation of Loan Agreement, dated as of January 28, 2015, by and among Parras Cone de Mexico, S.A. de C.V., and Banco Nacional de Mexico, S.A. as lender thereto (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2014)

10.25

English translation of Loan Agreement, dated as of July 6, 2015, by and among Parras Cone de Mexico, S.A. de C.V., and Banco Nacional de Mexico, S.A. as lender thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarterly period ended June 30, 2015)

10.26	English translation of Loan Agreement, dated as of February 3, 2016, by and among Parras Cone de Mexico, S.A. de C.V., and Banco Nacional de Mexico, S.A. as lender thereto

10.27

English translation of Revolving Credit Loan Agreement, dated as of August 14, 2015, by and among Parras Cone de Mexico, S.A. de C.V., and Banco Nacional de Mexico, S.A. as lender thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarterly period ended June 30, 2015)

10.28

English translation of Loan Agreement, dated as of January 28, 2015, by and among Burlington Morelos, S.A. de C.V. and Banco Nacional de Mexico, S.A. as lender thereto (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2014)

10.29

English translation of form of promissory note relating to secured Credit Agreement dated as of June 18, 2013, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional de Mexico, S.A. as lender thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2013)

10.30

English translation of form of promissory noted relating to secured Credit Agreement dated as of April 15, 2014, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional de Mexico, S.A. as lender thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2014)

10.31

Stock Exchange Agreement, dated as of March 8, 2007, by and between WLR Recovery Fund III, L.P., the other individuals listed on the signature page thereto and International Textile Group, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2006)

10.32

Debt Exchange Agreement, dated as of July 24, 2012, by and among International Textile Group, Inc. and each of WLR Recovery Fund III, L.P., WLR Recovery Fund IV, L.P. and WLR IV Parallel ESC, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on July 30, 2012)

10.33

Senior Subordinated Note Purchase Agreement, dated as of June 6, 2007, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on June 12, 2007)

10.34

Amendment No. 1 to Senior Subordinated Note Purchase Agreement, dated as of April 15, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2008)

10.35

Amendment No. 2 to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-23938) filed with the Commission on December 31, 2008)

10.36

Amendment No. 3 to the Senior Subordinated Note Purchase Agreement dated as of December 22, 2009, by and among International Textile Group, Inc. and purchasers signatory thereto (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2009)

10.37

Amendment No. 4 to Senior Subordinated Note Purchase Agreement, dated as of March 16, 2011, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2011)

10.38

Amendment No. 5 to Senior Subordinated Note Purchase Agreement, dated as of March 30, 2011, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended March 31, 2011)

10.39

Amendment No. 6 to Senior Subordinated Note Purchase Agreement, dated as of May 23, 2011, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2011)

10.40

Amendment No. 7 to Senior Subordinated Note Purchase Agreement, dated as of June 17, 2011, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2011)

10.41

Amendment No. 8 to Senior Subordinated Note Purchase Agreement, dated as of June 30, 2014, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2014)

10.42

Amendment No. 9 to Senior Subordinate Note Purchase Agreement, dated as of August 27, 2014, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended September 30, 2014)

10.43

Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes, dated as of August 12, 2010, by and among International Textile Group, Inc. and purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended September 30, 2010)

10.44

Consent to Senior Subordinated Note Purchase Agreement dated as of January 7, 2011, by and among International Textile Group, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2010)

10.45

Limited Waiver Agreement (May 8, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2009)

10.46

Limited Waiver Agreement (June 1, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2009)

10.47

Limited Waiver Agreement (June 26, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2009)

10.48

Limited Waiver Agreement (July 22, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2009)

10.49

Limited Waiver Agreement to Senior Subordinated Note Purchase Agreement, dated as of July 22, 2009, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 000-23938) for the quarter ended June 30, 2009)

10.50

Sixth Amended and Restated Support Agreement by and between International Textile Group, Inc. and WLR Recovery Fund IV, LP, and General Electric Capital Corporation dated December 18, 2014 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2014)

*10.51	International Textile Group, Inc. Management Incentive Plan for 2015
*10.52	International Textile Group, Inc. 2016 Management Incentive Plan
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

Date: March 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Kenneth T. Kunberger	Director, President and Chief Executive Officer	March 23, 2016
Kenneth T. Kunberger

/s/ Gail A. Kuczkowski	Executive Vice President and Chief Financial Officer	March 23, 2016
Gail A. Kuczkowski	(Principal Financial and Accounting Officer)

/s/ William P. Carmichael	Director	March 23, 2016
William P. Carmichael

/s/ John W. Gildea	Director	March 23, 2016
John W. Gildea

/s/ SU YEO	Director	March 23, 2016
Su Yeo

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

International Textile Group, Inc. and Subsidiary Companies:

We have audited the accompanying consolidated balance sheets of International Textile Group, Inc. (a Delaware corporation) and Subsidiary Companies (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Textile Group, Inc. and Subsidiary Companies as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting guidance in 2015 and 2014, related to the presentation of debt issuance costs and deferred income taxes

/s/ GRANT THORNTON LLP

Raleigh, North Carolina

March 23, 2016

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

Assets	December 31, 2015	December 31, 2014
		(As recast)
Current assets:
Cash and cash equivalents	$12,314	$9,466
Accounts receivable, less allowances of $1,303 and $684, respectively	59,313	61,463
Sundry notes and receivables	10,298	11,475
Inventories	99,157	93,940
Prepaid expenses	2,224	3,176
Other current assets	1,011	708
Total current assets	184,317	180,228
Property, plant and equipment, net	106,646	104,277
Intangibles and deferred charges, net	1,052	1,267
Goodwill	2,740	2,740
Deferred income taxes	7,049	6,620
Other assets	7,599	3,990
Total assets	$309,403	$299,122
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of bank debt and other long-term obligations	$6,811	$12,237
Short-term borrowings	32,400	43,764
Accounts payable	45,389	40,318
Sundry payables and accrued liabilities	23,803	22,236
Income taxes payable	1,010	732
Total current liabilities	109,413	119,287
Bank debt and other long-term obligations, net of current portion	48,589	60,957
Senior subordinated notes - related party, including PIK interest	181,362	160,877
Income taxes payable	2,248	3,114
Deferred income taxes	695	629
Other liabilities	17,161	20,589
Total liabilities	359,468	365,453
Commitments and contingencies
Stockholders' deficit:
Series C preferred stock (par value $0.01 per share; 5,000,000 shares authorized; 114,628 shares issued and outstanding; and aggregate liquidation value of $134,748 and $124,351 at December 31, 2015 and 2014, respectively)	114,183	114,183
Series A convertible preferred stock (par value $0.01 per share; 15,000,000 shares authorized; 3,165,071 shares issued and outstanding; and aggregate liquidation value of $92,089 and $85,407 at December 31, 2015 and 2014, respectively)	79,127	79,127
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 shares issued and outstanding at December 31, 2015 and 2014)	175	175
Capital in excess of par value	21,944	21,944
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(257,526)	(274,591)
Accumulated other comprehensive loss, net of taxes	(7,557)	(6,758)
Total stockholders' deficit	(50,065)	(66,331)
Total liabilities and stockholders' deficit	$309,403	$299,122

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Income
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2015	2014

Net sales	$610,407	$595,446
Cost of goods sold	522,793	524,096
Gross profit	87,614	71,350
Selling and administrative expenses	47,491	45,835
Provision for (recovery of) bad debts	373	(53)
Other operating income - net	(4,349)	(3,368)
Impairment charge	1,199	-
Restructuring charges	-	3,116
Income from operations	42,900	25,820
Non-operating other income (expense):
Interest income	250	240
Interest expense - related party PIK interest	(20,485)	(18,060)
Interest expense - third party	(6,881)	(10,729)
Other income (expense) - net	2,541	13,776
Total non-operating other income (expense) - net	(24,575)	(14,773)

Income from continuing operations before income taxes and equity in losses of unconsolidated affiliates	18,325	11,047
Income tax expense	(1,089)	(3,486)
Equity in losses of unconsolidated affiliates	(105)	(109)
Income from continuing operations	17,131	7,452
Discontinued operations, net of income taxes:
Loss from discontinued operations	(66)	(6,559)
Loss on disposal of net assets	-	(501)
Total loss from discontinued operations	(66)	(7,060)
Net income	$17,065	$392

Net income	$17,065	$392
Accrued preferred stock dividends, including arrearages for the period	(17,079)	(15,792)
Net loss attributable to common stock	$(14)	$(15,400)

Net income (loss) per share attributable to common stock, basic:
Income (loss) from continuing operations	$-	$(0.48)
Loss from discontinued operations	-	(0.40)
	$-	$(0.88)
Net income (loss) per share attributable to common stock, diluted:
Income (loss) from continuing operations	$-	$(0.48)
Loss from discontinued operations	-	(0.40)
	$-	$(0.88)

Weighted average number of shares outstanding - basic	17,468	17,468
Weighted average number of shares outstanding - diluted	17,468	17,468

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	Year Ended December 31,
	2015	2014

Net income	$17,065	$392

Other comprehensive income (loss), net of taxes:
Cash flow hedge adjustments	(1,285)	(520)
Pension and postretirement liability adjustments	486	(610)
Other comprehensive loss	(799)	(1,130)

Net comprehensive income (loss)	$16,266	$(738)

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Stockholders’ Deficit
(Amounts in thousands, except share data)

	Series C Preferred stock		Series A Preferred stock		Common stock		Capital in excess of par	Treasury stock	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	value	amount	deficit	loss	Total

Balance at December 31, 2013	126,103	$125,614	13,470,034	$336,751	17,468,327	$175	$—	$(411)	$(544,038)	$(5,628)	$(87,537)

Net income	—	—	—	—	—	—	—	—	392	—	392
Cancellation of preferred stock	(11,475)	(11,431)	(10,304,963)	(257,624)	—	—	—	—	269,055	—	—
Cancellation of related party debt	—	—	—	—	—	—	21,944	—	—	—	21,944
Net actuarial gains (losses) on benefit plans, net of taxes	—	—	—	—	—	—	—	—	—	(610)	(610)
Foreign currency cash flow hedges, net of taxes	—	—	—	—	—	—	—	—	—	(520)	(520)
Balance at December 31, 2014	114,628	114,183	3,165,071	79,127	17,468,327	175	21,944	(411)	(274,591)	(6,758)	(66,331)

Net income	—	—	—	—	—	—	—	—	17,065	—	17,065
Foreign currency cash flow hedges, net of taxes	—	—	—	—	—	—	—	—	—	(1,285)	(1,285)
Net actuarial gains (losses) on benefit plans, net of taxes	—	—	—	—	—	—	—	—	—	486	486
Balance at December 31, 2015	114,628	$114,183	3,165,071	$79,127	17,468,327	$175	$21,944	$(411)	$(257,526)	$(7,557)	$(50,065)

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$17,065	$392
Adjustments to reconcile net income to cash provided by operations:
Non-cash loss on disposal of net assets	-	501
Non-cash restructuring and impairment charges	1,199	6,088
Provision for (recovery of) bad debts	373	(52)
Depreciation and amortization of property, plant and equipment	11,591	12,169
Amortization of deferred financing costs	419	968
Deferred income taxes	(1,102)	1,508
Equity in losses of unconsolidated affiliates	105	109
Gain on sale of assets	(1,165)	(9,833)
Non-cash interest expense	20,526	18,115
Foreign currency remeasurement (gains) losses	(1,247)	361
Contributions to pension and postretirement benefit plans	(2,713)	(2,697)
Changes in operating assets and liabilities:
Accounts receivable	1,525	6,020
Inventories	(5,217)	3,498
Other current assets	1,351	(1,331)
Accounts payable and accrued liabilities	7,516	(2,025)
Income taxes payable	(35)	(984)
Other	851	(393)
Net cash provided by operating activities	51,042	32,414

INVESTING ACTIVITIES
Capital expenditures	(6,877)	(6,747)
Deposits and other costs related to equipment to be purchased	(13,313)	(6,334)
Investments in and advances to unconsolidated affiliates	(105)	(45)
Distributions from unconsolidated affiliates	-	400
Proceeds from disposal of investment in unconsolidated affiliate	-	9,625
Proceeds from sale of net assets of Narricot business	-	4,229
Proceeds from sale of property, plant and equipment	766	720
Net cash provided by (used in) investing activities	(19,529)	1,848

FINANCING ACTIVITIES
Proceeds from issuance of term loans	8,210	9,500
Repayment of term loans	(13,186)	(15,080)
Net repayments under revolving loans	(409)	(22,162)
Repayment of factoring loan facility	(12,615)	-
Net proceeds from (repayments of) short-term borrowings	(9,245)	563
Payment of financing fees	(184)	(876)
Repayment of capital lease obligations	(106)	(68)
Decrease in checks issued in excess of deposits	-	(152)
Net cash used in financing activities	(27,535)	(28,275)

Effect of exchange rate changes on cash and cash equivalents	(1,130)	(301)
Net change in cash and cash equivalents	2,848	5,686
Cash and cash equivalents at beginning of period	9,466	3,780
Cash and cash equivalents at end of period	$12,314	$9,466

Supplemental disclosures of cash flow information:
Cash payments (refunds) of income taxes, net	$1,796	$3,557
Cash payments for interest	$6,105	$9,980
Non-cash investing and financing activities:
Cancellation of preferred stock to accumulated deficit	$-	$269,055
Cancellation of related party debt to capital in excess of par value	$-	$21,944
Note receivable for sale of assets	$-	$3,229
Issuance of related party debt to settle guaranty fee obligation	$-	$1,241
Additions to property, plant and equipment using deposits or trade credits	$6,919	$8,842
Capital lease obligations incurred to acquire assets	$289	$31

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

Trade accounts receivable are recorded at the invoiced amount and bear interest in certain cases that is recognized as the interest is received. The Company continuously performs credit evaluations of its customers, considering numerous inputs including, but not limited to, each customer’s financial position; past payment history; cash flows and management capability; the historical loss experience with respect to such customer; and general and industry economic conditions and prospects. The Company estimates its allowance for doubtful accounts based on a combination of historical and current information regarding the overall balance of accounts receivable, as well as the current composition of the pool of accounts receivable. The Company determines past due status on accounts receivable based on the contractual terms of the original sale. Accounts receivable that management believes to be ultimately uncollectible are written off upon such determination. The Company records sales returns as a reduction to sales, cost of sales, and accounts receivable and an increase to inventory based on return authorizations for off-quality goods. Returned products that are recorded as inventories are valued based upon expected realizability.

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

(h)	Goodwill, Intangible Assets and Deferred Charges

Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350, “Intangibles—Goodwill and Other”. The Company performs its annual goodwill impairment testing as of October 1 of each fiscal year, and the Company also tests goodwill for impairment between annual tests if events occur or circumstances change that raise questions about recoverability. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives. The Company continually monitors conditions that may affect the carrying value of its intangible assets. When conditions indicate potential impairment of such assets, the Company evaluates the estimated fair value of the assets. When the estimated fair value of an asset is less than the carrying value of the asset, the value of the asset is written down to its estimated fair value, with a non-cash charge to operations in the period in which impairment is determined. The use of different estimates or assumptions could result in materially different results. Costs incurred in connection with line-of-credit financing activities are deferred and amortized over the lives of the respective financing instruments using the straight-line method, which approximates the effective interest rate method, and are charged to interest expense. Recognition of such deferred costs may be accelerated upon certain modifications or exchanges of the underlying financing instruments.

(i)	Impairment of Long-lived Assets

In accordance with FASB ASC 360, “Property, Plant, and Equipment”, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not in excess of the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of impairment to be recognized. The non-cash impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows or prices for similar assets. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical to determining whether any impairment loss should be recorded and the amount of such charge if an impairment is deemed to be necessary. The Company reviews the estimated useful lives of intangible assets when impairment testing is performed. If events and circumstances warrant a change in the estimated useful life, the remaining carrying amount is amortized over the revised estimated useful life. The use of different estimates or assumptions could result in materially different results.

(j)	Payable in-Kind Interest

In accordance with the terms of certain debt instruments, at certain dates, payable in-kind interest (“PIK Interest”) is either added to the principal amount of the related debt or is capitalized through the issuance of additional interest-bearing notes. The accrual of such PIK Interest is included in interest expense in the consolidated statements of income and is included in non-cash interest expense in the consolidated statements of cash flows as a component of operating cash flows. Upon the repayment of all or a portion of such debt, any accrued PIK Interest that has not been capitalized under the terms of the underlying debt instruments is classified as cash used in operating activities in the consolidated statements of cash flows. Repayment of the principal amount of debt, including PIK Interest that has been capitalized under the terms of the underlying debt, is classified as cash used in financing activities in the consolidated statements of cash flows.

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

The Company accounts for derivative instruments in accordance with FASB ASC 815, “Derivatives and Hedging”. Under these rules, all derivatives, except those qualifying for the “normal purchases and normal sales” exception, are required to be recognized on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. At the inception of the hedge contract, the Company determines whether the derivative meets the criteria for hedge accounting treatment or whether the financial instrument is not designated as a hedge for accounting purposes. The Company formally documents its hedge relationships, identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The effective portion of the change in the fair value of a derivative that is designated as a cash flow hedge is recorded in the “Accumulated other comprehensive loss, net” line of the Company’s consolidated balance sheets. Because the Company’s hedged items are components of cost of goods sold, realized gains and losses on derivative contracts are recorded in cost of goods sold upon settlement of those contracts, and cash flows from the settlement of derivative contracts are reported in operating activities. Unrealized gains and losses on derivative contracts not designated as hedging instruments are recorded in “other income (expense) - net” in the consolidated statements of income since these amounts represent non-cash changes in the fair values of open contracts that are not expected to correlate with the amounts and timing of the recognition of the hedged items.

(p)	Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs not within the scope of FASB ASC 410, “Asset Retirement and Environmental Obligations”, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is deemed probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies, net of estimated recoveries, are expensed as incurred. Any recoveries of costs from third parties, which are probable of realization, are separately recorded as assets, and are not offset against the related liability, in accordance with FASB ASC 210-20, “Balance Sheet – Offsetting”. The Company accrues for losses associated with environmental remediation obligations not within the scope of FASB ASC 410 when such losses are deemed probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

(q)	Stock-Based Compensation

The Company’s equity incentive plans are described in Note 14. FASB ASC 718, “Compensation – Stock Compensation”, requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value of the award. Unvested stock options are amortized on a straight-line basis over the remaining vesting periods as compensation expense based on the grant date fair value. Excess tax benefits related to stock option exercises are to be reflected as financing cash inflows. The Company’s policy is to issue shares upon exercise of stock options from newly issued shares.

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

The accompanying consolidated financial statements include certain financial instruments, and the fair value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, notes receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. The Company recognizes interest income on impaired loans only upon the receipt of cash which is applied first to overdue interest and then to overdue principal amounts.

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

The preparation of the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts recorded in the consolidated financial statements and the related notes to consolidated financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of receivables, inventories, goodwill, intangible assets, other long-lived assets, guarantee obligations, and assumptions used in the calculation of, among others, income taxes, pension and postretirement benefits, and legal and environmental costs, and of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments. These estimates and assumptions are based upon historical factors, current circumstances and the experience and judgment of the Company’s management. Management monitors economic conditions and other factors and adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currencies and equity values as well as changes in global consumer spending can increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ materially from these estimates under different assumptions or conditions. Changes in these estimates resulting from changes one or more of these factors, or in the general economic environment are reflected in the financial statements in the period in which such changes occurs. Management believes that its estimates impacting the accompanying consolidated financial statements, including for these matters, are reasonable based on facts currently available.

(v)	Research and Development Expenses

Research and development costs are charged to operations when incurred and are recorded as a component of selling and administrative expenses in the accompanying consolidated statements of income. Costs associated with research and development were approximately $5.6 million in 2015 and $6.2 million in 2014.

(w)	Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs were approximately $0.7 million and $0.6 million in 2015 and 2014, respectively, and were recorded as a component of selling and administrative expenses in the accompanying consolidated statements of income.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. Under ASU 2015-03, the costs of issuing debt is no longer recorded as an intangible asset, except when incurred before receipt of the funding from the associated debt liability or for line-of-credit arrangements as described below. Rather, debt issuance costs related to a recognized debt liability are now presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The costs continue to be amortized to interest expense using the effective interest method. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting”. ASU 2015-15 amended ASU 2015-03 to include the SEC staff’s position that it would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrowings under that line-of-credit arrangement. ASU 2015-15 is effective for fiscal years and interim periods beginning after December 15, 2015 with early adoption permitted, and it requires retrospective application to all prior periods presented in the financial statements. The Company early adopted ASU 2015-03 and ASU 2015-15 as of December 31, 2015. Requiring presentation of debt issuance costs as a direct reduction of the related debt liability (rather than as an asset) is consistent with the presentation of debt discounts under GAAP. It also reflects the SEC staff’s views regarding the treatment of equity issuance costs as a reduction of the gross proceeds of an equity offering. Further, it conforms GAAP to FASB Concepts Statement No. 6, which states, “Debt issue cost is not an asset for the same reason that debt discount is not - it provides no future economic benefit. Debt issue cost in effect reduces the proceeds of borrowing and increases the effective interest rate and thus may be accounted for the same as debt discount.” In addition, it converges the guidance in GAAP with that in International Financial Reporting Standards (“IFRS”), under which transaction costs that are directly attributable to the issuance of a financial liability are treated as an adjustment to the initial carrying amount of the liability. The Company’s December 31, 2014 consolidated balance sheet has been recast to apply the provisions of ASU 2015-03 and ASU 2015-15 as follows:

	December 31, 2014
	As Previously	As
Balance Sheet Line Item	Reported	Recast

Intangibles and deferred charges, net	$1,568	$1,267
Bank debt and other long-term obligations, net of current portion	$(61,258)	$(60,957)

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 is part of the FASB’s simplification initiative aimed at reducing complexity in accounting standards. Current GAAP require the deferred taxes for each jurisdiction (or tax-paying component of a jurisdiction) to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. ASU 2015-17 does not change the existing requirement that only permits offsetting within a jurisdiction; therefore, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. ASU 2015-17 is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively or retrospectively by reclassifying the comparative balance sheet. The Company early adopted ASU 2015-15 as of December 31, 2015. ASU 2015-17 conforms GAAP and IFRS and is intended to reduce complexity in financial reporting. The Company’s December 31, 2014 consolidated balance sheet has been recast to apply the provisions of ASU 2015-17 as follows:

	December 31, 2014
	As Previously	As
Balance Sheet Line Item	Reported	Recast

Deferred income taxes - current assets	$2,999	$—
Deferred income taxes - noncurrent assets	$6,279	$6,620
Deferred income taxes - noncurrent liabilities	$(3,287)	$(629)

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue From Contracts With Customers”, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. ASU 2014-09 was originally proposed to be effective for the Company for annual periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 for one year, making ASU 2014-09 effective for annual periods beginning after December 15, 2017 for all public business entities, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact, if any, that ASU 2014-09 and ASU 2015-14 will have on its consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. ASU 2015-11 simplifies the subsequent measurement of inventories by replacing the three measurements under the current lower of cost or market test with one measurement under a lower of cost or net realizable value test. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance applies only to inventories for which cost is determined by methods other than the last in first-out (“LIFO”) method or the retail inventory method. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact, if any, that ASU 2015-11 is expected to have on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, simplifies the impairment assessment of equity investments without readily determinable fair values, eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value, requires use of the exit price notion when measuring fair value, requires separate presentation in certain financial statements, and requires an evaluation of the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company does not expect that the adoption of ASU 2016-01 will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability in its balance sheet, initially measured at the present value of the lease payments, for both financing and operating leases (other than leases with a term of twelve months or less). ASU 2016-02 also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis, and it also requires additional qualitative and quantitative disclosures. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force)”. ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public companies, ASU 2016-05 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that the adoption of ASU 2016-05 will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force)”. ASU 2016-06 simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by clarifying that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis. For public companies, ASU 2016-06 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that the adoption of ASU 2016-06 will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”. ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest. It also requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. For all companies, ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, applied prospectively. Earlier application is permitted. The Company does not expect that the adoption of ASU 2016-07 will have a material impact on its consolidated financial statements.

Note 2 Discontinued Operations

On September 23, 2014, the Company completed the sale of certain assets of Narricot Industries LLC (“Narricot ”) which represented the Company’s former narrow fabrics segment. The sale price consisted of $4.2 million in cash and a three-year, 6.5% promissory note for $3.2 million. The promissory note provides that only interest was payable for the six month period ended March 2015, and thereafter principal and interest are payable in equal monthly installments through September 2017. Amounts due under the promissory note are secured by a first lien on all of the property, plant and equipment of Narricot sold in the transaction (see Note 21 for information about a 2015 impairment charge related to the promissory note).

As of May 25, 2012, the Company deconsolidated its ITG-Phong Phu Joint Venture (“ITG-PP”), a cotton-based fabrics and garment manufacturing operation in Vietnam as a result of the entry into an enforcement agreement pursuant to which Vietnam Technological Commercial Joint Stock Bank (“Techcombank”) took possession of certain assets of ITG-PP in accordance with the terms of its credit agreement with ITG-PP. The obligations of ITG-PP are non-recourse to the Company or any other subsidiary of the Company, but are secured by the assets of ITG-PP. As of the date hereof, no final sale of the assets has occurred.

Because the disposal or transfer of assets and obligations of the Narricot and ITG-PP businesses comprised the entire business operations of such entities and the Company has no significant continuing cash flows from, or continuing involvement with, such operations, the results of operations of the Narricot and ITG-PP businesses are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. ITG-PP did not have any net sales in 2015 or 2014.

In accordance with GAAP, the Company allocates parent company interest to discontinued operations based on parent company debt that is required to be repaid from proceeds of the transaction giving rise to the disposition. No parent company interest has been allocated to the ITG-PP discontinued operations due to the uncertainty of any amounts to be received by the Company.

Net sales and certain other components included in discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2015	2014
Net sales:
Narricot business	$—	$17,255

Parent company interest expense allocated to discontinued operations:
Narricot business	$—	$158

Loss from discontinued operations:
Narricot business	$—	$(6,441)
ITG-PP business	$(66)	$(118)

Loss on disposal of Narricot business	$—	$(501)

Note 3 Inventories

The major classes of inventory are as follows (in thousands):

	December 31,
	2015	2014
Inventories at FIFO:
Raw materials	$10,018	$6,864
Work in process	33,296	34,707
Finished goods	45,003	41,368
Dyes, chemicals and supplies	10,840	11,001
	$99,157	$93,940

Note 4 Investments in and Advances to Unconsolidated Affiliates

In August 2014, the Company sold its 50% equity interests in the Summit Yarn LLC and Summit Yarn Holdings joint ventures (together, “Summit Yarn”) for cash proceeds of $9.6 million to its joint venture partner, Parkdale America, LLC. The Company recorded a gain on the sale of Summit Yarn of $9.4 million in 2014. Prior to the sale of Summit Yarn, the Company’s results of operations included various related party transactions entered into in the normal course of business with this joint venture (see Note 16). Such related party transactions have been eliminated through the cost of goods sold and the equity in income (loss) of unconsolidated affiliates lines in the Company’s 2014 consolidated statement of income.

The Company owns 49% of NxGen Technologies, LLC (“NxGen”), which is in the business of designing airbags, airbag systems and inflator units. The results of NxGen are included in the equity in losses of unconsolidated affiliates line in the Company’s consolidated statements of income.

Note 5 Property, Plant, and Equipment

Property, plant, and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Land and land improvements	$2,578	$2,578
Buildings	48,526	48,152
Leasehold improvements	829	815
Machinery and equipment	174,004	165,646
Construction in progress	8,086	3,470
Equipment under capital leases	1,730	1,648
	235,753	222,309
Less: accumulated depreciation	(129,107)	(118,032)
	$106,646	$104,277

The Company periodically performs assessments of the useful lives of its depreciable assets. In evaluating useful lives, the Company considers how long assets will remain functionally efficient and effective given such factors as quality of construction and estimated economic environments, competitive factors and technological advancements. If the assessment indicates that an asset may be used for a longer or shorter period than previously estimated, the useful life of such asset is revised, resulting in a change in estimate. Changes in estimates are accounted for on a prospective basis by depreciating the asset’s current then-carrying value over its revised estimated remaining useful life. Depreciation and amortization expense related to property, plant and equipment was $11.6 million and $12.2 million for 2015 and 2014, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets pursuant to the provisions of FASB ASC 360, “Property, Plant, and Equipment”. Such recoverability reviews and tests, primarily based on fair value measured by prices for similar assets, did not result in any impairment charges in 2015 or 2014, except as related to discontinued operations in 2014 as described in Note 21. The Company cannot predict the occurrence of any future events or conditions that might adversely affect the carrying value of long-lived assets. A decline in general economic or industry-specific business conditions could result in future impairment charges with respect to the Company’s long-lived assets, including any of its property, plant and equipment.

Note 6 Goodwill, Intangible Assets and Deferred Charges

Goodwill, intangible assets and deferred charges are comprised of the following (in thousands):

				December 31, 2015			December 31, 2014
	Range of Life (Years)			Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net

Goodwill		N/A		$2,740	$—	$2,740	$2,740	$—	$2,740

Other intangible assets		N/A		$200	$—	$200	$200	$—	$200
Amortizable intangible assets and deferred charges:
Deferred financing costs on revolver loans	2	-	5	1,072	(220)	852	3,301	(2,234)	1,067
Total other intangible assets				$1,272	$(220)	$1,052	$3,501	$(2,234)	$1,267

The goodwill balance at December 31, 2015 and 2014 of $2.7 million relates to the commission finishing segment. No impairment was recorded as a result of the Company’s annual evaluation as of October 1, 2015 or 2014.

The following table reflects the changes in the net carrying amount of other intangible assets (in thousands):

Other Intangible Assets
Balance at December 31, 2013	$1,209
Payment of financing fees	710
Amortization	(652)
Balance at December 31, 2014	1,267
Payment of financing fees	—
Amortization	(215)
Balance at December 31, 2015	$1,052

Amortization expense for definite-lived intangible assets and deferred charges for 2015 and 2014 was $0.2 million and $0.7 million, respectively. The estimated future amortization expense for definitive-lived intangible assets and deferred charges, based on balances as of December 31, 2015 is as follows (in thousands):

2016	$215
2017	215
2018	215
2019	207
2020	—

Note 7 Sundry Payables and Accrued Liabilities

The major categories of sundry payables and accrued liabilities are as follows (in thousands):

	December 31,
	2015	2014

Accrued salaries and benefits	$9,334	$7,930
Accrued taxes (payroll, VAT, property, and other)	7,019	7,161
Derivative liabilities	2,320	566
Accrued interest	1,395	1,285
All other	3,735	5,294
	$23,803	$22,236

Note 8 Long-Term Debt and Short-Term Borrowings

Total outstanding long-term debt of the Company consisted of the following (in thousands):

	December 31, 2015			December 31, 2014
	Principal Amount	Unamortized Debt Issuance Costs	Net .Balance	Principal Amount	Unamortized Debt Issuance Costs	Net Balance
Revolving loans:
ITG, Inc.	$10,558	$—	$10,558	$24,510	$—	$24,510
Parras Cone de Mexico, S.A. de C.V. revolver facility (1)	13,900	—	13,900	—	—	—
Parras Cone de Mexico, S.A. de C.V. factoring facility (1)	—	—	—	12,972	—	12,972
Term loans:
ITG, Inc.	2,803	(77)	2,726	5,811	(230)	5,581
Burlington Morelos S.A. de C.V. (1)	10,656	(103)	10,553	12,562	(71)	12,491
Parras Cone de Mexico, S.A. de C.V. (1)	17,429	(101)	17,328	11,880	—	11,880
Cone Denim (Jiaxing) Limited (1)	—	—	—	5,610	—	5,610
Other:
Senior subordinated notes - related party, including
PIK interest	181,362	—	181,362	160,877	—	160,877
Capitalized lease obligations	335	—	335	150	—	150
Total long-term debt	237,043	(281)	236,762	234,372	(301)	234,071
Less: current portion of long-term debt	(6,888)	77	(6,811)	(12,237)	—	(12,237)
Total long-term portion of long-term debt	$230,155	$(204)	$229,951	$222,135	$(301)	$221,834

(1)	Non-recourse to the U.S. parent company.

U.S. Credit Facility

On March 30, 2011, the Company and certain of its U.S. subsidiaries entered into an Amended and Restated Credit Agreement with General Electric Capital Corporation (“GE Capital”), as agent and lender, and certain other lenders (as amended, the “2011 Credit Agreement”). As amended to date, the 2011 Credit Agreement provides for a revolving credit facility of $85.0 million (the “U.S. Revolver”) and a term loan of $5.8 million (the “U.S. Term Loan”). On March 1, 2016, Wells Fargo & Company completed the purchase of portions of GE Capital’s commercial and corporate finance businesses, and all rights and obligations under the 2011 Credit Agreement were assigned to Wells Fargo Bank, N.A. as agent and lender as of that date.

The U.S. Term Loan is due and payable on January 1, 2017, and outstanding amounts under the U.S. Revolver are due and payable on December 18, 2019. The U.S. Term Loan requires repayments of $0.3 million per month until maturity. Borrowings under the 2011 Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option. At December 31, 2015, there was $10.6 million outstanding under the U.S. Revolver at a weighted average interest rate of 3.2% and $2.8 million principal outstanding under the U.S. Term Loan at a weighted average interest rate of 3.3% (effective interest rate of 8.7%). As of December 31, 2015, the Company had $8.3 million of standby letters of credit issued in the normal course of business that reduced borrowing availability under the U.S. Revolver, none of which had been drawn upon. At December 31, 2015, the Company’s average adjusted availability (as defined under the 2011 Credit Agreement) under the U.S. Revolver was $55.6 million. Depending on amounts borrowed and average adjusted availability, the U.S. Revolver requires the payment of an unused commitment fee in the range of 0.25% to 0.375% annually, payable monthly.

If the Company’s excess availability (as defined in the 2011 Credit Agreement) falls below certain predefined levels, the lenders under the 2011 Credit Agreement can draw upon a standby letter of credit in the amount of $17.0 million (the “WLR LC”); no such amounts had been drawn by the lenders as of December 31, 2015. Amendment No. 12 to the 2011 Credit Agreement provides for reductions of the WLR LC of up to $5.0 million, or termination of the WLR LC, based upon amounts of the U.S. Term Loan repaid under the 2011 Credit Agreement, the maintenance of a specified fixed charge coverage ratio, the level of average excess availability, and certain other conditions. The WLR LC has been provided by WLR Recovery Fund IV, L.P. (“Fund IV”), which is controlled by WL Ross & Co. LLC, our controlling stockholder (“WLR LLC”). One member of our board of directors is also affiliated with various investment funds controlled by WLR LLC (collectively, the “WLR Affiliates”) that directly own a majority of our voting stock.

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

The 2011 Credit Agreement contains affirmative and negative covenants and events of default customary for agreements of this type. The Company was in compliance with such covenants as of December 31, 2015. The 2011 Credit Agreement also contains a cross default and cross acceleration provision relating to that certain Note Purchase Agreement, originally dated as of June 6, 2007 (as amended, the “Note Purchase Agreement”).

Subsidiary Credit Facilities

In January 2015, a wholly-owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Burlington Morelos”), entered into a five year, $12.2 million term loan with Banco Nacional de Mexico, S.A. (“Banamex”) with principal repayments of $0.2 million per month until January 2020, with the remaining principal balance due in February 2020. The obligations of Burlington Morelos under such term loan are denominated in U.S. dollars and are secured by a pledge of all property, plant and equipment of Burlington Morelos and its subsidiaries. The interest rate on borrowings under this term loan agreement is variable at LIBOR plus 3.5%. At December 31, 2015, the principal amount outstanding under the Burlington Morelos term loan was $10.7 million at an interest rate of 3.7% (effective interest rate of 4.1%).

In January 2015, a wholly-owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a $10.6 million term loan agreement. The term loan agreement requires principal repayments of $0.1 million per month until January 2020, with the remaining principal balance due in February 2020. The obligations of Parras Cone under this loan are denominated in U.S. dollars, are secured by all of the assets of Parras Cone, and are guaranteed by Parras Cone’s direct parent, Burlington Morelos. The interest rate on borrowings under this term loan is variable at LIBOR plus 3.5%. The term loan facility contained an option to increase borrowings by up to $7.0 million until January 2016, and such option was reduced to $4.0 million upon the execution of a new term loan facility in July 2015 as described below. At December 31, 2015, Parras Cone has borrowed the entire $4.0 million available under this additional loan commitment. At December 31, 2015, total principal amount outstanding under the Parras Cone term loan was $13.2 million at a weighted average interest rate of 3.7% (effective interest rate of 4.0%).

In July 2015, Parras Cone entered into a separate $7.0 million term loan agreement, with the proceeds from borrowings thereunder to be used for construction of a natural gas powered cogeneration facility at its plant location in Mexico. Under this agreement, Parras Cone can draw upon a $7.0 million commitment until July 2016. The term loan requires equal monthly principal repayments based on the outstanding principal balance beginning in February 2017 and continuing through a period not to exceed 72 months from the date of the draw. The obligations of Parras Cone under such term loan are denominated in U.S. dollars, are secured by all of the assets of Parras Cone and are guaranteed by Parras Cone’s direct parent, Burlington Morelos. The interest rate on borrowings under the term loan agreement is variable at LIBOR plus 2.95% for the first three years of the term loan and LIBOR plus 2.75% thereafter. As of the date hereof, Parras Cone has borrowed $4.2 million under this agreement at a contractual and effective interest rate of 3.2%.

In August 2015, Parras Cone entered into a revolving credit agreement that provides for borrowing availability of up to $18.0 million with a maturity date of August 17, 2018. Borrowings under this facility are denominated in U.S. dollars and are secured by all of the assets of Parras Cone and are guaranteed by Parras Cone’s direct parent, Burlington Morelos. The interest rate on borrowings under the Parras Cone revolving credit agreement is variable at LIBOR plus 3.25%. At December 31, 2015, the amount outstanding under the Parras Cone revolving credit facility was $13.9 million at a contractual and effective interest rate of 3.5%. Amounts borrowed were used in part to repay outstanding amounts under Parras Cone’s March 2013 factoring agreement, which had a maturity date of March 6, 2017, and which was replaced by this agreement.

The credit facilities entered into by the Company’s subsidiaries in Mexico described above contain customary provisions for default for agreements of this nature. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights as a secured party. Such term loans also contain certain customary financial covenant requirements applicable to the Company’s subsidiaries in Mexico. In addition, Burlington Morelos and its subsidiaries are restricted under such term loans from making annual capital expenditures in excess of certain percentages (as defined in the term loan agreements) of annual consolidated net sales of such consolidated group. As of December 31, 2015, Burlington Morelos and its subsidiaries were in compliance with such covenants. Borrowings under these credit facilities are non-recourse to the ITG parent company.

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

As previously disclosed, in 2014, $21.9 million in principal and accrued interest of the Tranche B Notes outstanding as of December 31, 2013 was cancelled, together with all additional interest that accrued on such notes from December 31, 2013 through August 29, 2014. In 2014, the Company reversed $1.4 million of PIK interest expense that had been recorded in that period, 2014 related to such cancelled Tranche B Notes. At December 31, 2015, $181.4 million aggregate principal amount was outstanding under the Tranche B Notes, including PIK interest.

Debt Maturities

As of December 31, 2015, aggregate maturities of long-term debt for each of the next five 12-month periods were as follows: $6.8 million, $4.9 million, $19.0 million, $197.0 million and $7.7 million.

Short-term Borrowings

The Company and certain of its subsidiaries had short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $32.4 million at December 31, 2015 and $43.8 million at December 31, 2014, with weighted average interest rates of 5.0% and 6.6%, respectively. At December 31, 2015, such amounts included the following arrangements: ITG and its U.S. subsidiaries had outstanding short-term financing obligations from certain cotton and other suppliers in the amount of $0.7 million; Cone Denim (Jiaxing) Limited had outstanding short-term working capital loans in an aggregate amount of $27.1 million from various Chinese financial institutions, including approximately $5.9 million secured by land and buildings at Jiaxing Burlington Textile Company and $1.1 million guaranteed by a $1.4 million standby letter of credit with a WLR Affiliate; and Jiaxing Burlington Textile Company had outstanding short-term working capital loans from certain Chinese financial institutions in the amount of $4.6 million, which are guaranteed by standby letters of credit from the U.S. parent company. For 2015 and 2014, the average balance of the Company’s short-term borrowings was $41.5 million and $45.5 million, respectively, with weighted average interest rates of 5.9% and 6.6%, respectively. The maximum month-end amount of the Company’s short-term borrowings in 2015 and 2014 was $46.5 million and $48.6 million, respectively.

Guarantees

FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of December 31, 2015, the Company and various of its consolidated subsidiaries were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various of its consolidated subsidiaries. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of or for the periods ended December 31, 2015 or December 31, 2014, except as noted herein.

In 2011, the Company entered into a Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of Fund IV. As of December 31, 2015, Cone Denim (Jiaxing) Limited had outstanding short-term working capital loans from various Chinese financial institutions, including approximately $1.1 million guaranteed by a $1.4 million standby letter of credit with Fund IV pursuant to the Guaranty. The obligations of the Company under the Guaranty are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. Also pursuant to the Guaranty, the Company is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. In 2015 and 2014, the Company incurred guarantee fees of $0.2 million and $0.6 million, respectively.

Note 9 Leases

As of December 31, 2015, minimum future obligations under capital leases and noncancelable operating leases were as follows (in thousands):

	Capital Leases	Operating Leases
2016	$129	$2,451
2017	70	1,992
2018	64	1,374
2019	64	846
2020	36	4
Later years	—	—
Total minimum lease payments	363	$6,667
Less interest portion of payments	28
Present value of future minimum lease payments	$335

Capital leases are primarily for production machinery and equipment with imputed interest rates of 3.9% to 6.2%. Operating leases pertain to office facilities and a variety of machinery and equipment. Certain operating leases, principally for office facilities, contain escalation clauses for increases in operating costs, property taxes and insurance. For 2015 and 2014, rental expense for operating leases was $2.8 million and $2.6 million, respectively.

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

Income tax (benefit) expense attributable to income from continuing operations consisted of (in thousands):

	Year Ended December 31,
	2015	2014
Current:
United States	$(98)	$(42)
Foreign	(2,093)	(1,936)
Total current	(2,191)	(1,978)
Deferred:
United States	(67)	(67)
Foreign	1,169	(1,441)
Total deferred	1,102	(1,508)
Total	$(1,089)	$(3,486)

The Company’s income tax expense for 2015 and 2014 is different from the amount computed by applying the U.S. federal income tax rate of 35% to income from continuing operations before income tax expense as follows (in thousands):

	Year Ended December 31,
	2015	2014

U.S. federal income tax at statutory rate	$(6,414)	$(3,922)
State income taxes, net of federal effect	(268)	(78)
Foreign rate differential and permanent differences	3,332	1,554
Reconciliation of prior year provision to tax returns filed	251	(151)
Foreign earnings taxed in the U.S.	(215)	(6,581)
Foreign currency adjustments on foreign-denominated net assets	(3,280)	(2,103)
Expiration of tax credits	(2,750)	(3,143)
Other	(29)	(215)
Changes in valuation allowances	8,284	11,153
	$(1,089)	$(3,486)

The temporary basis differences that gave rise to deferred income tax assets and deferred income tax liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Deferred income tax assets
Property, plant and equipment	$5,158	$6,256
Bad debt reserves	755	305
Inventories	2,309	1,857
Reserve for future expenses	996	1,168
Employee benefit plans	7,082	6,078
Net operating loss and credit carryforwards	195,411	202,437
Intercompany payables with foreign affiliates	18,948	21,022
Other	2,436	2,213
Valuation allowances	(199,764)	(208,123)
	33,331	33,213

Deferred income tax liabilities
Property, plant and equipment	(1,885)	(2,185)
Goodwill and other intangible assets	(746)	(822)
Nonpermanently invested foreign earnings	(24,174)	(23,959)
Other	(172)	(256)
	(26,977)	(27,222)
	$6,354	$5,991

Gross deferred income tax assets as of December 31, 2015 and 2014 were reduced by valuation allowances of $199.8 million and $208.1 million, respectively, for the portions of tax benefits that management considers it is more likely than not that some or all of its deferred income tax assets will not be realized. In determining whether it is more likely than not that deferred income tax assets would be realized, the Company evaluates various sources of expected future taxable income such as the future reversal of existing taxable temporary differences, future taxable income exclusive of reversing taxable temporary differences and carryforwards, taxable income in prior carryback years, and tax planning strategies. The Company believes that the valuation allowances recorded against deferred income tax assets are appropriate based on current facts and circumstances.

FASB ASC 740-10-25, “Income Taxes – Other Considerations or Special Areas – Recognition”, states that all earnings of a foreign subsidiary are presumed to represent temporary differences in income recorded for financial reporting purposes and taxable income (and therefore requires deferred income tax liabilities to be recorded) unless management asserts that the subsidiary has invested, or will invest, its undistributed earnings indefinitely in foreign jurisdictions. If this assertion can be supported, such temporary difference is treated as a permanent difference, and no deferred income tax liability is required to be recorded. The indefinite reinvestment assertion is made by the Company on a subsidiary-by-subsidiary basis. The Company maintains that the undistributed earnings of the majority of its foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions; therefore no deferred income tax liability has been recorded with respect to these subsidiaries’ earnings. Although a determination of the tax that would be due if such earnings were not indefinitely reinvested is not practicable due to the significant U.S. net operating loss carryforwards and the U.S. full valuation allowance on such net deferred income tax assets, any impact would not be material. The amount of cash and cash equivalents located at the Company’s foreign subsidiaries was approximately $12.0 million at December 31, 2015.

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

The Company currently has tax loss and credit carryforwards in the U.S., Mexico, and in various other foreign jurisdictions. The U.S. federal tax loss carryforward as of December 31, 2015 is $475.3 million and will expire at various times from 2026 through 2034. U.S. state net operating loss carryforwards were $219.5 million at December 31, 2015 and expire on various dates from 2016 to 2035. North Carolina and South Carolina jobs tax credit carryforwards of $28.8 million at December 31, 2015 expire at various times from 2016 through 2021. Foreign tax loss carryforwards as of December 31, 2015 are approximately $8.6 million and will expire at various times from 2016 through 2025.

The Company’s liability for uncertain tax positions at December 31, 2015 and 2014 was related to U.S. and Mexico jurisdictions. Activity related to uncertain tax positions is as follows (in thousands):

Gross unrecognized tax benefits at December 31, 2013	$511
Current year position taken for Asset Tax recapture liability	1,659
Gross unrecognized tax benefits at December 31, 2014	2,170
Effect from changes in foreign currency exchange rate	(549)
Gross unrecognized tax benefits at December 31, 2015	$1,621

Tax legislation in Mexico effective as of January 1, 2014 included a provision to obligate taxpayers to recapture previous benefits related to consolidated reporting of “Asset Tax” liabilities. The recapture liability that the Company quantified includes amounts the Company believes are not owed according to its interpretation of the new law. Accordingly, the Company recorded a recapture liability of $1.7 million as of December 31, 2014 for this uncertain tax position.

The liability for uncertain tax positions of $1.6 million at December 31, 2015, if recognized, would reduce the Company’s effective tax rate. The amount of related interest and penalties accrued as of December 31, 2015 was not material to the consolidated financial statements.

The statute of limitations related to the Company’s consolidated U.S. federal income tax return is currently open for tax years 2004 and forward. The expiration of the statutes of limitation related to the non-U.S. and state income tax returns that the Company and its subsidiaries file varies by jurisdiction and state.

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

Amounts recognized in the accompanying consolidated balance sheets related to the Burlington Industries LLC pension and postretirement benefit plans consisted of the following (in thousands):

	December 31, 2015		December 31, 2014
	Pension Benefit Plan	U.S. Postretirement Benefit Plan	Pension Benefit Plan	U.S. Postretirement Benefit Plan
Current liabilities - accrued benefit cost	$—	$407	$—	$408
Noncurrent liabilities - accrued benefit cost	10,526	941	11,956	1,189
	$10,526	$1,348	$11,956	$1,597

Accumulated other comprehensive loss	$5,180	$95	$5,644	$154

Components of net expense (benefit) and other amounts recognized in accumulated other comprehensive loss for the Burlington Industries LLC pension and postretirement benefit plans were as follows (in thousands):

	Year Ended December 31, 2015		Year Ended December 31, 2014
Net Expense (Benefit)	Pension Benefit Plan	U.S. Postretirement Benefit Plan	Pension Benefit Plan	U.S. Postretirement Benefit Plan

Interest cost	$764	$44	$864	$70
Expected return on plan assets, net of plan expenses	(374)	—	(374)	—
Amortization of net loss	460	—	377	—
Net periodic expense	850	44	867	70
Recognized settlement losses	660	—	564	—
Net expense	1,510	44	1,431	70

Other Changes in Plan Assets and Benefit
Obligations Recognized in
Other Comprehensive Income (Loss)
Net (gain) loss	(464)	(59)	436	28

Total recognized in net comprehensive income (loss)	$1,046	$(15)	$1,867	$98

Obligations, plan assets and the funded status of the Burlington Industries LLC pension and postretirement benefit plans were as follows (in thousands):

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Pension Benefit Plan	U.S. Postretirement Benefit Plan	Pension Benefit Plan	U.S. Postretirement Benefit Plan
Change in benefit obligations:
Balance at beginning of period	$(25,505)	$(1,597)	$(25,466)	$(1,683)
Interest cost	(764)	(44)	(864)	(70)
Benefits paid	2,946	234	2,547	184
Actuarial gains (losses)	193	59	(1,722)	(28)
Balance at end of period	(23,130)	(1,348)	(25,505)	(1,597)
Change in fair value of plan assets:
Balance at beginning of period	13,549	—	12,863	—
Actual return on plan assets, net of plan expenses	(477)	—	721	—
Cash contributions by employer	2,478	234	2,512	184
Benefits paid	(2,946)	(234)	(2,547)	(184)
Balance at end of period	12,604	—	13,549	—
Funded status at end of year	$(10,526)	$(1,348)	$(11,956)	$(1,597)

Weighted average assumptions used to determine net benefit cost of the Burlington Industries LLC pension and postretirement plans for the 2015 and 2014 periods were as follows:

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Pension Benefit Plan	U.S. Postretirement Benefit Plan	Pension Benefit Plan	U.S. Postretirement Benefit Plan

Discount rate	3.18%	3.00%	3.65%	4.40%
Long-term rate of return on plan assets	5.50%	Not applicable	5.50%	Not applicable

The weighted average discount rates used to determine the benefit obligations of the Burlington Industries LLC pension and postretirement benefit plans as of December 31, 2015 and 2014 were as follows:

	December 31, 2015		December 31, 2014
	Pension Benefit Plan	U.S. Postretirement Benefit Plan	Pension Benefit Plan	U.S. Postretirement Benefit Plan

Discount rate	3.16%	4.00%	3.18%	3.00%

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

An investment committee consisting of members of senior management of the Company is responsible for supervising, monitoring and evaluating the invested assets of the Company’s funded pension plan. The investment committee abides by documented policies and procedures relating to investment goals, targeted asset allocations, risk management practices, allowable and prohibited investment holdings, diversification, the relationship between plan assets and benefit obligations, and other relevant factors and considerations. The objective of the Company’s investment policies and strategies for the Burlington Industries LLC pension plan is to achieve a targeted return over the long term that increases the ratio of assets to liabilities at a level of risk deemed appropriate by the Company while maintaining compliance with ERISA, common law fiduciary responsibilities and other applicable regulations and laws. The investment objective is measured over rolling one-, three- and five-year periods. The Burlington Industries LLC pension plan invests primarily in passive investments and predominantly in the debt (fixed income) and equity asset classes. Investment in additional asset classes with differing rates of returns, return variances and correlations may be utilized to reduce risk by providing diversification relative to debt and equity asset classes. Additionally, the Company diversifies investments within asset classes to reduce the potential impact of losses in single investments. The Burlington Industries LLC pension plan’s asset allocation policy is the principal method for achieving its targeted return. The asset allocation targets are approximately 65% equity securities, 25% fixed income securities, 5% commodities, and 5% real estate, cash or cash equivalents and other diversifying assets, with alternative investments and variances allowed within certain ranges. Actual asset allocation is monitored monthly relative to established policy targets and ranges. A variance from these ranges triggers a review and rebalancing toward the target allocation with due consideration given to the liquidity of the investments and transaction costs.

The fair values of plan assets in the Burlington Industries LLC pension plan at December 31, 2015 and 2014 are shown below (in thousands). See Note 21 for a discussion of the levels of the fair value hierarchy under FASB ASC 820.

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At December 31, 2015
Pension Plan:
Cash equivalents	$—	$13	$—	$13
U.S. equity securities	—	4,718	—	4,718
Non-U.S. equity securities	—	3,557	—	3,557
Commodity derivative index fund (a)	—	580	—	580
U.S. fixed income securities (b)	—	3,267	—	3,267
Limited partnership units (c)	—	—	69	69
Real estate	—	400	—	400
	$—	$12,535	$69	$12,604

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At December 31, 2014
Pension Plan:
Cash equivalents	$—	$9	$—	$9
U.S. equity securities	74	5,004	—	5,078
Non-U.S. equity securities	—	3,750	—	3,750
Commodity derivative index fund (a)	—	681	—	681
U.S. fixed income securities (b)	—	3,678	—	3,678
Limited partnership units (c)	—	—	77	77
Real estate	—	—	276	276
	$74	$13,122	$353	$13,549

__________

(a)

Investments in commodity index funds that invest in various commodity-linked derivative instruments backed by a portfolio of inflation-indexed securities and other fixed income instruments, including bonds, debt securities and other similar instruments issued by various U.S. and non-U.S. public- or private-sector entities, primarily through investments in leveraged or unleveraged commodity index-linked notes.

(b)

Investments in U.S. government agency, public, corporate, mortgage-backed, and asset-backed securities as well as investment-grade international dollar-denominated bonds which seeks to track the performance of a broad, market-weighted bond index, all with maturities of more than one year.

(c)	Investments in several private equity funds that invest in diverse industries in the U.S.

The following table shows a reconciliation of the beginning and ending balances for assets valued using significant unobservable inputs (Level 3) (in thousands):

	Limited partnership units	Real estate	Total
Balance at December 31, 2014	$77	$276	$353
Actual return on plan assets:
Relating to assets still held at end of year	(8)	124	116
Relating to assets sold during the year	—	—	—
Purchases, sales and settlements	—	—	—
Transfers out of Level 3	—	(400)	(400)
Balance at December 31, 2015	$69	$—	$69

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

Mutual funds: Values are based on the net asset value of the units held in the respective fund which are obtained from national and international exchanges

Partnership investments: Values are based on the estimated fair value of the participation by the Company in the investment as determined by the general partner or investment manager of the respective partnership

Other holdings: Values vary by investment type, but primarily are determined by reputable pricing vendors, who use pricing matrices or models that use observable inputs

The Company expects to contribute between $1.1 million to $1.5 million to its U.S. pension plan and $0.1 million to $0.3 million to its U.S. postretirement plan in 2016, depending on plan asset performance and actual benefit payment levels.

The following benefit payments are expected to be made in the following fiscal years related to the Burlington Industries LLC pension and postretirement benefit plans. The expected benefit payments are based on the same assumptions used to measure the plans’ benefit obligations at December 31, 2015 (in thousands).

	Pension Benefit Plan	U.S. Postretirement Benefit Plan
2016	$3,937	$407
2017	3,365	214
2018	2,782	192
2019	2,481	160
2020	1,986	139
2021 to 2025	7,987	370

Certain of the Company’s wholly-owned international subsidiaries in Mexico have recorded liabilities for seniority premium (retirement) benefit plans in the aggregate amount of $1.0 million at each of December 31, 2015 and 2014. Such plans have no plan assets.

The measurement date used to determine pension and postretirement benefit measures for the Company’s plans is December 31. Amounts recognized in accumulated other comprehensive loss for all plans consisted of $5.5 million and $6.0 million at December 31, 2015 and 2014, respectively. The estimated net loss for the pension and postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in the next fiscal year is $0.4 million.

Note 12 Defined Contribution Plan

The Company has a 401(k) Savings Plan for all U.S. employees (and certain employees in foreign countries) that provides for employer contributions based on defined plan formulas and the level of the employee’s contribution. During the years ended December 31, 2015 and 2014, cash contributions of $2.0 million were made each year by the Company to the 401(k) Savings Plan and charged to operations in each period.

Note 13 Stockholders’ Deficit

Preferred Stock

As of December 31, 2015, the Company had 100,000,000 shares of preferred stock authorized, including 5,000,000 shares of Series C Preferred Stock (the “Series C Preferred Stock”), of which 114,628 shares were issued and outstanding at December 31, 2015 and 2014, 15,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 3,165,071 shares were issued and outstanding at December 31, 2015 and 2014, and 5,000,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at December 31, 2015 or 2014. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

●

shares of Series B Preferred Stock will automatically convert into shares of the Company’s common stock upon the completion of a qualified Public Offering of common stock by the Company at a ratio equal to $25.00 divided by the public offering price per share in such Public Offering. Notwithstanding this, however, if the total number of shares of common stock to be issued upon such conversion would exceed the maximum number of shares of common stock then available for issuance pursuant to awards under the Plan, then the conversion ratio for the Series B Preferred Stock will be adjusted such that the total number of shares of common stock to be issued upon such conversion will equal the number of shares of common stock then available for issuance pursuant to awards under the Plan; and

●

shares of Series B Preferred Stock will vote together with all other classes and series of stock of the Company on all matters submitted to a vote of the Company’s stockholders. Each share of Series B Preferred Stock will be entitled to one vote per share on all such matters.

There were no shares of Series B Preferred Stock outstanding during any period presented.

Under a previously disclosed Stipulation and Settlement Agreement entered into by the Company in February 2014, which received court approval on August 29, 2014, $11.4 million (11,475 shares) and $257.6 million (10,304,963 shares) of Series C Preferred Stock and Series A Preferred Stock, respectively, and certain related dividends in arrears were cancelled in 2014. Pursuant to the certificates of designation of the Series C Preferred Stock and the Series A Preferred Stock, the Company is prohibited from paying dividends, if declared by the Company’s board of directors, on such preferred stock until funds are legally available therefor. As of December 31, 2015, dividends in arrears on preferred stock were $20.1 million, or $175.52 per share, on the Series C Preferred Stock, and $13.0 million, or $4.10 per share, on the Series A Preferred Stock, each payable in additional shares of such preferred stock.

Common Stock

The Company has 150,000,000 shares of common stock authorized at $0.01 par value per share, of which 17,468,327 shares were issued and outstanding at December 31, 2015 and 2014.

Accumulated Other Comprehensive Loss

The components of, and changes in, accumulated other comprehensive loss (net of income taxes of $0.3 million and $0.1 million as of and for the years ended December 31, 2015 and 2014, respectively) were as follows (in thousands):

	Gains and Losses on Foreign Currency Cash Flow Hedges (1)	Pension Benefit Plan (2)	Postretirement Benefit Plans (2)	Total

Balance at December 31, 2014	$(766)	$(5,644)	$(348)	$(6,758)
Other comprehensive income (loss) before reclassifications	(4,399)	2	22	(4,375)
Amounts reclassified:
Net (gains) and losses	3,114	—	—	3,114
Amortization of net actuarial losses	—	462	—	462
Other comprehensive income (loss) for the period	(1,285)	464	22	(799)
Balance at December 31, 2015	$(2,051)	$(5,180)	$(326)	$(7,557)

Balance at December 31, 2013	$(246)	$(5,208)	$(174)	$(5,628)
Other comprehensive loss before reclassifications	(341)	(811)	(174)	(1,326)
Amounts reclassified:
Net (gains) and losses	(179)	—	—	(179)
Amortization of net actuarial losses	—	375	—	375
Other comprehensive loss for the period	(520)	(436)	(174)	(1,130)
Balance at December 31, 2014	$(766)	$(5,644)	$(348)	$(6,758)

(1)	See Note 18, "Derivative Instruments".
(2)	These components are included in the computations of net periodic benefit costs. See Note 11 for additional information about the Company's pension and postretirement benefit plans.

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

No stock options or other equity based awards were granted in any period presented. Stock option activity for the periods indicated below was as follows:

	Number of Shares	Weighted Average Exercise Price

Balance at December 31, 2013	340,500	$10.10
Expired	(117,888)	10.10
Balance at December 31, 2014	222,612	10.10
Expired	(220,933)	10.10
Balance at December 31, 2015	1,679	$10.10

At December 31, 2015, the remaining contractual life of outstanding stock options was 5 months. At December 31, 2015, the number of stock options exercisable was 1,679 and the weighted average exercise price of those options was $10.10. At December 31, 2015, the aggregate intrinsic value of outstanding stock options, options currently exercisable, and options expected to vest were each zero.

There was no stock-based compensation expense charged to income in either of 2015 or 2014, and there was no unrecognized compensation cost for stock-based awards as of December 31, 2015 and 2014.

Note 15 Reconciliation to Diluted Loss Per Share

The following data reflects the amounts used in computing income (loss) from continuing operations per common share and the effect on the weighted average number of shares of dilutive potential common stock issuances (in thousands).

	Year Ended December 31,
	2015	2014

Income from continuing operations	$17,131	$7,452
Accrued preferred stock dividends, including arrearages for the period	(17,079)	(15,792)
Income (loss) from continuing operations applicable to common shareholders	52	(8,340)
Effect of dilutive securities:
None	—	—
Numerator for diluted income (loss) per common share from continuing operations	$52	$(8,340)

Weighted-average number of common shares used in basic earnings per share	17,468	17,468
Effect of dilutive securities:
None	—	—
Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	17,468	17,468

Based on the number of shares of Series A Preferred Stock outstanding as of December 31, 2015 and the Liquidation Value thereof on such date, the Series A Preferred Stock could potentially be converted at the option of the holders thereof into 9,569,111 shares of the Company’s common stock. The following shares (based on the weighted average number of shares contingently convertible during the year, in thousands) that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive. For additional information on the cancellation of certain shares of Series A Preferred Stock, see Note 13, “Stockholders’ Deficit”.

	Year Ended December 31,
	2015	2014

Convertible preferred stock	9,305	26,920

Note 16 Related Party Transactions

WLR LLC may from time-to-time provide advisory services to the Company (consisting of consulting and advisory services in connection with strategic and financial planning, investment management and administration and other matters relating to our business and operations of a type customarily provided by sponsors of U.S. private equity firms to companies in which they have substantial investments, including any consulting or advisory services that the Board of Directors reasonably requests). In return for such services, WLR LLC may charge a quarterly management fee of $0.5 million and is reimbursed for any reasonable out-of-pocket expenses (including expenses of third-party advisors retained by WLR LLC). Per the Note Purchase Agreement, the payment of the management fees could not occur while payable in-kind (“PIK”) interest on the Tranche A Notes was unpaid. As a result, WLR LLC did not charge the Company any management fees in 2015 or 2014. Management fees of $2.5 million from prior periods remain outstanding and are recorded as a non-interest bearing noncurrent liability in the Company’s December 31, 2015 and 2014 consolidated balance sheets.

If the Company’s excess availability falls below certain predefined levels, the lenders under the 2011 Credit Agreement can draw upon a standby letter of credit in the amount of $17.0 million (the “WLR LC”); no such amounts had been drawn by the lenders as of December 31, 2015. Amendment No. 12 to the 2011 Credit Agreement provides for reductions of the WLR LC of up to $5.0 million, or termination of the WLR LC, based upon amounts of the term loan repaid under the 2011 Credit Agreement, the maintenance of a specified fixed charge coverage ratio, the level of average excess availability, and certain other conditions. The WLR LC has been provided by WLR Recovery Fund IV, L.P. (“Fund IV”), which is controlled by WLR LLC. One member of our board of directors is also affiliated with various investment funds controlled by WLR LLC (collectively, the “WLR Affiliates”) that directly own a majority of our voting stock

From time to time, the WLR Affiliates have purchased or received as PIK Interest Tranche B Notes. The Company issued additional Tranche B Notes of $1.2 million in 2014 in connection with the Guaranty (see Note 8). The outstanding amount of Tranche B Notes ($181.4 million at December 31, 2015, including outstanding PIK Interest) is classified as “Senior subordinated notes - related party, including PIK interest” in the Company’s accompanying consolidated balance sheet at December 31, 2015. The maturity date of the Tranche B Notes is June 2019. Under a previously disclosed Stipulation and Settlement Agreement entered into by the Company in February 2014, which received court approval on August 29, 2014, $21.9 million in principal and accrued interest of the Tranche B Notes outstanding as of December 31, 2013 was cancelled, together with all additional interest that accrued on such notes from December 31, 2013 through August 29, 2014 during 2014. Also under the previously disclosed Stipulation and Settlement Agreement, $11.4 million (11,475 shares) and $257.6 million (10,304,963 shares) of Series C Preferred Stock and Series A Preferred Stock, respectively, and certain related dividends in arrears were cancelled during 2014.

In 2011, the Company entered into the Guaranty in favor of Fund IV. Pursuant to the Guaranty, the Company has guaranteed the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements to which Fund IV was a party and under which Fund IV agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Under the 2011 Credit Agreement, the lenders (i) were entitled to receive payment under a $3.7 million evergreen standby letter of credit executed by Fund IV (the “Fund IV LC”), or (ii) the Company’s investments in ITG-PP discussed above were required to be repaid to the Company by ITG-PP no later than one month prior to the March 31, 2016 expiration date of the Fund IV LC. In August 2014, the Company entered into Consent and Amendment No. 11 to the 2011 Credit Agreement which provided, among other things, for the termination of the Fund IV LC. On October 14, 2014, the Fund IV LC was terminated and an additional $1.2 million of principal amount of Tranche B Notes were issued in satisfaction of the Company’s obligations thereunder for accrued guaranty fees. Cone Denim (Jiaxing) Limited has outstanding short-term working capital loans from various Chinese financial institutions, including approximately $1.1 million guaranteed by a $1.4 million standby letter of credit with Fund IV pursuant to the Guaranty. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. Also pursuant to the Guaranty, the Company is required to pay a per annum amount equal to 10% of the amount of any such outstanding letters of credit. In 2015 and 2014, the Company incurred such guarantee fees of $0.2 million and $0.6 million, respectively, and the amount of such accrued guaranty fees outstanding as of December 31, 2015 was $1.2 million.

The Company has entered into a marketing and service arrangement with OCM India Limited (“OCM”), which is owned by certain affiliates of WLR LLC. Under the arrangement, the Company provides certain operations, marketing and service assistance to OCM in exchange for a service fee. In 2015 and 2014, the Company billed $0.1 million and $0.2 million, respectively, to OCM for service fees and sales commissions.

In August 2014, the Company sold its 50% equity interests in Summit Yarn (see Notes 4, 23 and 24). Purchases of raw materials from Summit Yarn for the years ended December 31, 2015 and 2014 were $57.2 million and $60.6 million, respectively. In addition, the Company billed Summit Yarn, LLC $3.4 million in 2014 for certain utilities it paid on behalf of Summit Yarn, LLC in Mexico.

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

Net sales, income from continuing operations before income taxes, and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense)-net. Intersegment net sales for 2015 and 2014 were primarily attributable to commission finishing sales of $0.5 million and $0.3 million, respectively.

	Year Ended December 31,
	2015	2014

Net Sales:
Bottom-weight Woven Fabrics	$568,223	$563,167
Commission Finishing	41,877	31,712
All Other	781	891
	610,881	595,770
Intersegment sales	(474)	(324)
	$610,407	$595,446

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$48,950	$34,356
Commission Finishing	2,935	1,473
Total reportable segments	51,885	35,829
Corporate expenses	(12,135)	(10,261)
Other operating income - net	4,349	3,368
Impairment charge	(1,199)	–
Restructuring charges	–	(3,116)
Interest expense	(27,366)	(28,789)
Other income (expense) - net	2,791	14,016
	18,325	11,047
Income tax expense	(1,089)	(3,486)
Equity in losses of unconsolidated affiliates	(105)	(109)
Income from continuing operations	17,131	7,452
Discontinued operations, net of income taxes:
Loss from discontinued operations	(66)	(6,559)
Loss on disposal of net assets	–	(501)
Loss from discontinued operations	(66)	(7,060)
Net income	$17,065	$392

	December 31,
	2015	2014

Total Assets:
Bottom-weight Woven Fabrics	$283,607	$272,766
Commission Finishing	16,800	13,657
Corporate	8,954	12,639
All Other	42	60
	$309,403	$299,122

The following items are included in income before income taxes (in thousands):

	Year Ended December 31,
	2015	2014
Depreciation and Amortization
Bottom-weight Woven Fabrics	$11,029	$10,853
Commission Finishing	401	414
Corporate	159	298
Discontinued Operations	0	601
All Other	2	3
	$11,591	$12,169

The following items are included in the determination of total assets (in thousands):

	Year Ended December 31,
	2015	2014
Capital Expenditures (cash and non-cash)
Bottom-weight Woven Fabrics	$13,709	$15,356
Commission Finishing	211	104
Corporate	165	141
Discontinued Operations	—	19
	$14,085	$15,620

The Company’s equity in losses of unconsolidated affiliates is included in the bottom-weight woven fabrics segment for the years ended December 31, 2015 and 2014. The following table presents sales from continuing operations and tangible long-lived assets by geographic area as of and for the fiscal years ended December 31, 2015 and 2014 (in thousands). The Company generally attributes its revenues based on the shipping destination of the products and attributes its long-lived assets to a particular country based on the location of the assets within each of the Company’s production facilities.

	Year Ended December 31,
	2015	2014
Net Sales:
United States	$247,094	$233,324
Mexico	200,696	209,892
Other Foreign	162,617	152,230
	$610,407	$595,446

	December 31,
	2015	2014
Long-lived Assets:
United States	$17,916	$17,217
China	47,799	52,154
Mexico	40,931	34,906
	$106,646	$104,277

Note 18 Derivative Instruments

Derivative instruments used periodically by the Company for foreign currency, cotton, wool and natural gas purchases consist primarily of forward purchase contracts. The Company does not utilize financial instruments for trading or other speculative purposes. The Company has historically qualified for the “normal purchases exception” under GAAP for derivatives related to its cotton and wool forward purchase contracts and certain of its natural gas contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies and has designated certain of such instruments as cash flow hedges under hedge accounting rules in 2015 and 2014. At December 31, 2015 and 2014, the Company had the following outstanding forward purchase contracts that were entered into to hedge forecasted purchases in certain of the subsequent monthly periods ending on the indicated dates:

			Number of Units
			December 31,	December 31,
Contract	Hedge End Date	Unit	2015	2014

Foreign currency forward purchase contracts	December 31, 2016	Mexican Peso	735,760,877	—
Foreign currency forward purchase contracts	December 31, 2016	Chinese Yuan	180,890,616	—
Foreign currency forward purchase contracts	February 24, 2016	Swiss Francs	1,854,091	—
Foreign currency forward purchase contracts	June 15, 2016	Eurozone Euro	2,473,961	—
Foreign currency forward purchase contracts	December 31, 2015	Mexican Peso	—	743,096,910
Natural gas forward purchase contracts	December 31, 2016	MBTU	252,000	—
Natural gas forward purchase contracts	December 31, 2015	MBTU	—	284,700

The fair value of the Company’s derivative instruments recognized in the December 31, 2015 and 2014 consolidated balance sheets consisted of the following (in thousands):

	Fair Value of Derivative Assets (Liabilities)
	Balance
	Sheet	December 31,
	Location	2015	2014
Derivatives designated as hedging instruments under FASB ASC 815
Foreign currency contracts	Other current assets	$58	$—

Foreign currency contracts	Sundry payables and accrued liabilities	(2,320)	(566)

Derivatives not designated as hedging instruments under FASB ASC 815
Commodity contracts	Sundry payables and accrued liabilities	—	(230)

Total fair value of net derivative liabilities		$(2,262)	$(796)

The effect of derivative instruments on the financial performance of the Company was as follows (in thousands):

				Amount of Net Gain
			Location of Gain (Loss)	(Loss) Reclassified from
	Amount of Net Gain (Loss) in		Reclassified from	Accumulated Other
	Other Comprehensive		Accumulated Other	Comprehensive Loss
	Loss - Effective Portion		Comprehensive Loss	into Income
	2015	2014	into Income	2015	2014
Derivatives designated as cash flow hedging instruments under FASB ASC 815
Foreign currency contracts	$(1,285)	$(341)	Cost of goods sold	$(3,114)	$179

	$(1,285)	$(341)		$(3,114)	$179

	Location of	Amount of Gain (Loss)
	Gain (Loss)	Recognized on Derivatives
	on Derivatives	2015	2014
Derivatives not designated as hedging instruments under FASB ASC 815
Commodity contracts
Realized	Cost of goods sold	$(375)	$2
Unrealized	Other income (expense) - net	217	(230)

		$(158)	$(228)

The Company did not exclude any amounts of its foreign currency cash flow hedges from effectiveness testing during any periods presented herein, and such tests resulted in the hedges being effective, or expected to be effective, in offsetting the variability of the designated forecasted cash flows. The maximum duration of foreign currency cash flow hedge contracts do not exceed twelve months; therefore, gains and losses reported in accumulated other comprehensive loss are expected to be reclassified into earnings within the next twelve months. The estimated net loss related to cash flow hedges that will be reclassified from accumulated other comprehensive loss into earnings over the next twelve months is $2.1 million.

The Company did not designate its natural gas derivative contracts or its Swiss Franc and Euro foreign currency derivative contracts as hedges for any of the periods presented herein. Accordingly, unrealized gains and losses on certain commodity derivative contracts are recorded in “other income (expense) - net” since these amounts represent non-cash changes in the fair values of such open contracts that are not expected to correlate with the amounts and timing of the recognition of the hedged items. Because the Company’s hedged commodity items are components of cost of goods sold, realized gains and losses on commodity derivative contracts are recorded in cost of goods sold upon settlement of those contracts. The Company’s Swiss Franc and Euro foreign currency derivative contracts are used to hedge the future cash flows related to the purchase of certain machinery and equipment. Accordingly, gains and losses on these derivative contracts are recorded as a component of the amount of deposits on, or cost of, the machinery and equipment; such gains and losses were not material in 2015 or 2014.

Note 19 Commitments and Contingencies

Asbestos materials are present at certain of the Company’s facilities, and applicable regulations would require the Company to handle and dispose of these items in a special manner if these facilities were to undergo certain major renovations or if they were demolished. FASB ASC 410, “Asset Retirement and Environmental Obligations,” provides guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity. In accordance with FASB ASC 410, the Company has not recognized a liability associated with these obligations, because the fair value of such liabilities cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of these facilities. The Company expects to maintain these facilities by repair and maintenance activities that do not involve the removal of any of these items and has not identified any need for major renovations caused by technology changes, operational changes or other factors. In accordance with FASB ASC 410, the Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value. As of December 31, 2015, the Company did not have any liabilities recorded for these obligations.

As of December 31, 2015, the Company had raw material and service contract commitments totaling $34.0 million and capital expenditure commitments of $11.5 million related to new looms and other equipment upgrades at various U.S. and foreign plant locations not reflected as liabilities on the accompanying consolidated balance sheet. In July 2015, the Company committed to build a natural gas powered cogeneration facility at the Company’s Parras Cone plant location in Mexico. Construction of the facility began in August 2015 and is expected to be completed by the third quarter of 2016. These commitments were not reflected as liabilities on the accompanying consolidated balance sheet because the Company had not received or taken title to the related assets.

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

Note 20 Restructuring Activities

The charges for restructuring included in income from continuing operations included the following (in thousands):

	Year Ended December 31,
	2015	2014
Severance and COBRA benefits	$—	$3,104
Pension settlement charges	—	12
	$—	$3,116

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

Hourly and salaried workforce reductions of 53 employees undertaken at our worsted wool fabric manufacturing facility in Mexico resulted in severance and other termination benefits of $0.1 million recorded in 2014 in the bottom-weight woven fabrics segment. These workforce reductions were primarily attributable to the outlook for lower product demand at this facility at that time.

Following is a summary of activity related to restructuring accruals (in thousands). The Company expects to pay $0.7 million during each of 2016 and 2017 to reduce its severance and COBRA benefits liability outstanding at December 31, 2015.

Severance and COBRA Benefits
Balance at December 31, 2013	$22
2014 charges (recoveries), net	3,104
Payments	(1,031)
Balance at December 31, 2014	2,095
2015 charges (recoveries), net	-
Payments	(712)
Balance at December 31, 2015	$1,383

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

The following table provides a summary of the fair values of certain of the Company’s assets and liabilities measured on a recurring basis under FASB ASC 820 as of December 31, 2015 and 2014 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At December 31, 2015
Assets:
Note receivable	$—	$1,745	$—	$1,745
Derivatives	—	58	—	58
	$—	$1,803	$—	$1,803
Liabilities:
Derivatives	$—	$(2,320)	$—	$(2,320)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At December 31, 2014
Assets:
Derivatives	$—	$—	$—	$—
Liabilities:
Derivatives	$—	$(796)	$—	$(796)

As disclosed in Note 2, the Company completed the sale of certain assets of Narricot, which represented the Company’s former narrow fabrics segment, to certain subsidiaries of Asheboro Elastics Corp. (collectively “AEC”) in 2014. The sale price included a three-year, 6.5% promissory note for $3.2 million which provides that only interest was payable for the six month period ended March 2015, and thereafter principal and interest are payable in equal monthly installments through September 2017. Amounts due under the promissory note are secured by a first lien on all of the property, plant and equipment of Narricot sold in the transaction. AEC has made only the scheduled interest payments, and no scheduled principal payments, from June 2015 to December 2015. In December 2015, AEC sold certain assets and applied proceeds of $0.09 million against the overdue principal amounts, resulting in $0.6 million of past due principal payments outstanding, and a total outstanding principal balance of $2.9 million, as of December 31, 2015. The Company considers the AEC note to be impaired based on the lack of principal payments received since June 2015. The Company has deemed it probable that it will not receive a significant portion of the principal and interest outstanding on this note in the near term or in future periods from AEC. The Company has various appraisals as well as a written third party assessment relating to the value of the underlying collateral. If the Company attempts to foreclose on the collateral, the Company will attempt to obtain the highest value therefor; however, the Company has estimated that the collateral is valued at approximately $1.7 million in an orderly liquidation, net of selling commissions. Accordingly, the Company recorded an impairment charge of $1.2 million as of December 31, 2015 by applying the practical expedient of using a reasonable estimate of the fair value of the collateral to estimate fair value of the note as allowed under FASB ASU 310, “Receivables“. Such charge is presented on the "impairment charge" line in income from operations in the consolidated statement of income for 2015. The Company recognizes interest income on impaired loans only upon the receipt of cash, which is applied first to overdue interest and then to overdue principal amounts.

During 2014, long-lived assets held and used with a carrying amount of $4.4 million were written down to their estimated fair value of $0.4 million, resulting in an impairment charge of $4.0 million. Such charge is included in loss from discontinued operations in the consolidated statement of income for 2014. In accordance with the provisions of FASB ASC 360, the impairment charges represent the amounts by which the carrying value of the asset group exceeded the estimated fair values of such assets as measured by the market approach with the assistance of brokers and independent third-party appraisers. See Note 5 for additional information regarding impairment of long lived assets.

The Company cannot predict future events that might adversely affect the carrying value of assets. Any decline in economic conditions or other factors could result in additional impairment charges.

The accompanying consolidated financial statements include certain financial instruments, and the fair value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, notes receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of December 31, 2015 related to expected yield (under Level 2 of the fair value hierarchy), the Company estimated that the fair value of its Notes was approximately the principal plus accrued interest at December 31, 2015. The estimate of fair value of borrowings under the Company’s various bank loans and other financial instruments (under Level 2 of the fair value hierarchy) generally approximates the carrying values at December 31, 2015 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates.

Note 22 Other Operating Income - Net

Other operating income-net in 2015 and 2014 includes grant income from the U.S. Department of Commerce Wool Trust Fund of $3.2 million and $3.0 million, respectively. In addition, other operating income-net in 2015 and 2014 includes net gains related to the disposal of miscellaneous property and equipment of $1.1 million and $0.4 million, respectively.

Note 23 Other Income (Expense) – Net (in thousands)

	Year Ended December 31,
	2015	2014

Foreign currency exchange gains (losses), net	$2,331	$(81)
Unrealized gains (losses) on derivative instruments, net	218	(230)
Litigation cost recovery not related to current operations (see Note 19)	—	4,669
Gain on sale of investment in unconsolidated affiliate	—	9,421
Other	(8)	(3)
	$2,541	$13,776

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

The Company’s business is dependent on the success of, and its relationships with, its largest customers. No single customer accounted for 10% or more of the Company’s consolidated accounts receivable as of December 31, 2015. One customer, V.F. Corporation, accounted for approximately 10% of the Company’s consolidated accounts receivable as of December 31, 2014, and such customer accounted for approximately 12% of the Company’s consolidated net sales in 2015 and approximately 10% of the Company’s consolidated net sales in 2014, which sales were in the bottom-weight woven fabrics segment. Additionally, the Company believes that two of its customers, Levi Strauss & Co. (in the bottom-weight woven fabrics segment) and the U.S. Department of Defense (in the bottom-weight woven fabrics and commission finishing segments), are able to direct certain of their respective producers to purchase products directly from the Company for use in these customers’ products. Although neither Levi Strauss & Co. nor the U.S. Department of Defense are directly liable for the payment by any of those producers for products purchased from the Company, the Company believes that continued sales to the producers of Levi Strauss & Co. and U.S. Department of Defense products are dependent upon the Company maintaining strong supplier/customer relationships with each of Levi Strauss & Co. and the U.S Department of Defense.

In August 2014, the Company sold its 50% equity interest in the Summit Yarn LLC and Summit Yarn Holdings joint ventures (together, “Summit Yarn”) to the other joint venture partner, Parkdale America, LLC (“Parkdale”) (see Note 23). The Company’s yarn purchase agreement with Summit Yarn was amended upon completion of the sale of the joint ventures to provide for a continuing long-term supply of yarn for certain of the Company’s operations. Purchases of raw materials from Summit Yarn and Parkdale were approximately $57.2 million in 2015 and $60.6 million in 2014, which purchases were in the bottom-weight woven fabrics segment.

The loss of or reduction in business from any key customer or supplier could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in relevant financing documents that limit the cash dividends they can pay and loans they may make to the Company. Of the Company’s consolidated cash balance of $12.3 million at December 31, 2015, approximately $0.2 million held by certain subsidiaries was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to various governmental statutes and regulations that restrict and/or limit loans and dividend payments they may make to the Company. At December 31, 2015, the Company’s proportionate share of restricted net assets of its consolidated subsidiaries was approximately $25.3 million.

Note 25 Subsequent Event

In February 2016, Parras Cone entered into a separate $2.5 million term loan agreement, with the proceeds from borrowings thereunder to be used for new machinery and equipment at its plant location in Mexico. The term loan requires equal monthly principal repayments based on the outstanding principal balance beginning in August 2016 and continuing through a period not to exceed 66 months from the date of the draw. The obligations of Parras Cone under such term loan are denominated in U.S. dollars, are secured by all of the assets of Parras Cone and are guaranteed by Parras Cone’s direct parent, Burlington Morelos. The interest rate on borrowings under the term loan agreement is variable at LIBOR plus 3.5%.

EXHIBIT INDEX

Exhibit Number	Exhibit

10.26	English translation of Loan Agreement, dated as of February 3, 2016, by and among Parras Cone de Mexico, S.A. de C.V., and Banco Nacional de Mexico, S.A. as lender thereto

*10.51	International Textile Group, Inc. Management Incentive Plan for 2015

*10.52	International Textile Group, Inc. 2016 Management Incentive Plan

21.1	Subsidiaries of International Textile Group, Inc.

23.1	Consent of Grant Thornton LLP

31.1	Certification of Principal Executive Officer as required by Rule 13a- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer as required by Rule 13a- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

*     Management contract or compensatory plan or arrangement