Form 10-Q
period 2016-03-31
INTERNATIONAL TEXTILE GROUP INC
filed 2016-05-11
CIK 918964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q

________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer  ☐	Accelerated filer  ☐	Non-accelerated filer  ☐	Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of May 4, 2016, was 17,468,327.

		PAGE

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015	4

	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015	5

	Unaudited Consolidated Statements of Comprehensive Operations for the three months ended March 31, 2016 and 2015	6

	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015	7

	Notes to Consolidated Financial Statements (Unaudited)	8 - 24

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25 - 31

ITEM 4.	CONTROLS AND PROCEDURES	31 - 32

PART II	OTHER INFORMATION

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	32

ITEM 6.	EXHIBITS	32

SIGNATURE		33

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

Forward-looking statements are inherently predictive and speculative and are not a guarantee of performance. No assurance can be given that any such statements, or the results predicted thereby, will prove to be correct. All forward-looking statements are based on management’s current beliefs and assumptions, such as assumptions with respect to general economic and industry conditions, cost and availability of raw materials, the ability to maintain compliance with the requirements, and borrowing availability, under various credit facilities, national and international legislation and regulation, and potential financing sources and opportunities, among others, all of which in turn are based on currently available information and estimates. Any of these assumptions could prove inaccurate, which could cause actual results to differ materially from those contained in any forward-looking statement.

In addition to changes to the underlying beliefs and assumptions, developments with respect to important factors including, without limitation, the following, could cause our actual results to differ materially from those made or implied by any forward-looking statements:

●	national, regional and international economic conditions and the continued uncertain economic outlook;
●

adverse changes or increases in U.S. government policies that are unfavorable to domestic manufacturers, including, among others, the recently signed Trans-Pacific Partnership agreement, which is subject to ratification and implementation by the participating countries, significant budget constraints, and potential further cost reductions by various governmental agencies, including the U.S. Defense Department, that could affect certain of our businesses and result in impairments of our goodwill and/or indefinite lived intangible assets;

●	our financial condition, which may put us at a competitive disadvantage compared to our competitors that have less debt;
●	our ability to generate sufficient cash flows, improve our liquidity or fund significant capital expenditures;
●	our ability to comply with the covenants in our financing agreements, or to obtain waivers of these covenants when and if necessary;
●	our ability to repay or refinance our debt as it becomes due;
●	significant increases in the underlying interest rates on which our variable rate debt is based;
●	lower than anticipated demand for our products;
●	the success of, and our relationships with, our largest customers and suppliers;
●	competitive pricing pressures on our sales, and our ability to achieve further cost reductions required to sustain global cost competitiveness;
●	our ability to develop new products that gain customer acceptance;
●	increases or volatility in the prices of raw materials, dyes and chemicals, and increases in utility costs, and our ability to plan for and respond to the impact of those changes;
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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,743	$12,314
Accounts receivable, less allowances of $1,540 and $1,303, respectively	70,053	59,313
Sundry notes and receivables	10,792	10,298
Inventories	109,173	99,157
Prepaid expenses	1,786	2,224
Other current assets	2,277	1,011
Total current assets	201,824	184,317
Property, plant and equipment, net	110,481	106,646
Intangibles and deferred charges, net	999	1,052
Goodwill	2,740	2,740
Deferred income taxes	6,576	7,049
Other assets	6,167	7,599
Total assets	$328,787	$309,403
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of bank debt and other long-term obligations	$6,487	$6,811
Short-term borrowings	40,607	32,400
Accounts payable	43,709	45,389
Sundry payables and accrued liabilities	20,430	23,803
Income taxes payable	858	1,010
Total current liabilities	112,091	109,413
Bank debt and other long-term obligations, net of current portion	54,029	48,589
Senior subordinated notes - related party, including PIK interest	188,102	181,362
Income taxes payable	1,501	2,248
Deferred income taxes	712	695
Other liabilities	16,859	17,161
Total liabilities	373,294	359,468
Commitments and contingencies
Stockholders' deficit:
Series C preferred stock (par value $0.01 per share; 5,000,000 shares authorized; 114,628 shares issued and outstanding; and aggregate liquidation value of $137,463 and $134,748 at March 31, 2016 and December 31, 2015, respectively)	114,183	114,183
Series A convertible preferred stock (par value $0.01 per share; 15,000,000 shares authorized; 3,165,071 shares issued and outstanding; and aggregate liquidation value of $93,834 and $92,089 at March 31, 2016 and December 31, 2015, respectively)	79,127	79,127
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 shares issued and outstanding	175	175
Capital in excess of par value	21,944	21,944
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(253,119)	(257,526)
Accumulated other comprehensive loss, net of taxes	(6,406)	(7,557)
Total stockholders' deficit	(44,507)	(50,065)
Total liabilities and stockholders' deficit	$328,787	$309,403

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net sales	$149,130	$144,126
Cost of goods sold	124,901	125,945
Gross profit	24,229	18,181
Selling and administrative expenses	11,751	11,660
Provision for bad debts	38	79
Other operating income - net	21	7
Restructuring charges	296	-
Income from operations	12,123	6,435
Non-operating other income (expense):
Interest income	67	46
Interest expense - related party PIK interest	(5,505)	(4,826)
Interest expense - third party	(1,313)	(1,961)
Other income (expense) - net	(137)	553
Total non-operating other income (expense) - net	(6,888)	(6,188)
Income from continuing operations before income taxes and equity in losses of unconsolidated affiliates	5,235	247
Income tax expense	(812)	(751)
Equity in losses of unconsolidated affiliates	-	(60)
Income (loss) from continuing operations	4,423	(564)
Loss from discontinued operations, net of income taxes	(16)	(24)
Net income (loss)	$4,407	$(588)

Net income (loss)	$4,407	$(588)
Accrued preferred stock dividends, including arrearages for the period	(4,471)	(4,088)
Net loss attributable to common stock	$(64)	$(4,676)

Net loss per share attributable to common stock, basic:
Income (loss) from continuing operations	$-	$(0.27)
Loss from discontinued operations	-	-
	$-	$(0.27)
Net loss per share attributable to common stock, diluted:
Income (loss) from continuing operations	$-	$(0.27)
Loss from discontinued operations	-	-
	$-	$(0.27)

Weighted average number of shares outstanding - basic	17,468	17,468
Weighted average number of shares outstanding - diluted	17,468	17,468

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Comprehensive Operations
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net income (loss)	$4,407	$(588)

Other comprehensive income (loss), net of taxes:
Cash flow hedge adjustments	971	(688)
Pension and postretirement liability adjustments	180	115
Other comprehensive income (loss)	1,151	(573)

Net comprehensive income (loss)	$5,558	$(1,161)

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$4,407	$(588)
Adjustments to reconcile net income (loss) to net cash used in operations:
Provision for bad debts	38	79
Depreciation and amortization of property, plant and equipment	3,066	2,893
Amortization of deferred financing costs	91	112
Deferred income taxes	387	286
Equity in losses of unconsolidated affiliates	-	60
Loss on sale of assets	20	7
Non-cash interest expense	5,505	4,839
Foreign currency remeasurement losses	418	82
Contributions to pension and postretirement benefit plans	(288)	(589)
Changes in operating assets and liabilities:
Accounts receivable	(10,746)	(9,883)
Inventories	(10,016)	(15,985)
Other current assets	(1,338)	(1,255)
Accounts payable and accrued liabilities	(2,477)	6,353
Income taxes payable	(867)	(242)
Other	(8)	269
Net cash used in operating activities	(11,808)	(13,562)

INVESTING ACTIVITIES
Capital expenditures	(1,858)	(1,295)
Deposits and other costs related to equipment to be purchased	(3,944)	(317)
Investments in and advances to unconsolidated affiliates	-	(60)
Proceeds from sale of property, plant and equipment	17	13
Net cash used in investing activities	(5,785)	(1,659)

FINANCING ACTIVITIES
Proceeds from issuance of term loans	2,500	-
Repayment of term loans	(1,677)	(4,184)
Net borrowings under revolving loans	4,289	18,937
Net proceeds from short-term borrowings	8,040	1,374
Payment of financing fees	-	(184)
Repayment of capital lease obligations	(34)	(22)
Net cash provided by financing activities	13,118	15,921

Effect of exchange rate changes on cash and cash equivalents	(96)	(224)
Net change in cash and cash equivalents	(4,571)	476
Cash and cash equivalents at beginning of period	12,314	9,466
Cash and cash equivalents at end of period	$7,743	$9,942

Supplemental disclosures of cash flow information:
Cash payments (refunds) of income taxes, net	$1,375	$731
Cash payments for interest	$1,140	$1,654
Non-cash investing and financing activities:
Issuance of related party debt to settle guaranty fee obligation	$1,235	$-
Additions to property, plant and equipment using deposits or trade credits	$5,203	$144

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

The December 31, 2015 consolidated balance sheet data included herein was derived from the Company’s audited financial statements. The unaudited consolidated financial statements included herein have been prepared by ITG pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) as well as accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results for the reported interim periods and as of the reported dates, which consist of only normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report, as is permitted by such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of any given quarter are not necessarily indicative of the results to be expected for any other quarter or the full fiscal year.

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts recorded in the consolidated financial statements and the related notes to consolidated financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of receivables, inventories, goodwill, intangible assets, other long-lived assets, guarantee obligations, and assumptions used in the calculation of, among others, income taxes, pension and postretirement benefits, legal and environmental costs, and of the assumptions on which to base estimates and judgments. These estimates and assumptions are based upon historical factors, current circumstances and expectations, and the experience and judgment of the Company’s management. Management believes that its estimates impacting the accompanying consolidated financial statements, including for these matters, are reasonable based on facts currently available. Illiquid credit markets, volatile foreign currencies and equity values as well as changes in general or industry-specific economic conditions affecting the Company can increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ from these estimates. Management monitors relevant factors and will adjust such estimates and assumptions when facts and circumstances dictate. Changes in these estimates are reflected in the financial statements in the periods in which such change occurs.

The unaudited consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q, unless otherwise specified, have been presented to separately show the effects of discontinued operations.

Business and Credit Concentrations

The Company’s business is dependent on the success of, and its relationships with, its largest customers. No single customer accounted for 10% or more of the Company’s consolidated accounts receivable as of March 31, 2016 or December 31, 2015, and one customer, V.F. Corporation, accounted for approximately 12% of the Company’s consolidated net sales in 2015 and in the three months ended March 31, 2016, which sales were in the bottom-weight woven fabrics segment. Additionally, the Company believes that two of its customers, Levi Strauss & Co. (in the bottom-weight woven fabrics segment) and the U.S. Department of Defense (in the bottom-weight woven fabrics and commission finishing segments), are able to direct certain of their respective producers to purchase products directly from the Company for use in these customers’ products. Although neither Levi Strauss & Co. nor the U.S. Department of Defense are directly liable for the payment by any of those producers for products purchased from the Company, the Company believes that continued sales to the producers of Levi Strauss & Co. and U.S. Department of Defense products are dependent upon the Company maintaining strong supplier/customer relationships with each of Levi Strauss & Co. and the U.S Department of Defense.

The Company has a purchase agreement with Summit Yarn LLC, an affiliate of Parkdale America, LLC, to provide for a continuing long-term supply of yarn for certain of the Company’s operations. Purchases of raw materials from Summit Yarn LLC and Parkdale were approximately $57.2 million in 2015 and approximately $14.8 million in the three months ended March 31, 2016, which purchases were in the bottom-weight woven fabrics segment. The Company believes that its purchases from Summit Yarn LLC comprise the majority of the production of that entity.

The loss of or reduction in business from any key customer or supplier or a worsening of certain customer or supplier relationships could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in relevant financing documents that limit the cash dividends they can pay and loans they may make to the Company. Of the Company’s consolidated cash balance of $7.7 million at March 31, 2016, approximately $0.2 million held by certain subsidiaries was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to various governmental statutes and regulations that restrict and/or limit loans and dividend payments they may make to the Company. At March 31, 2016, the Company’s proportionate share of restricted net assets of its consolidated subsidiaries was approximately $26.3 million.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue From Contracts With Customers (Topic 606)”, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. ASU 2014-09 was originally proposed to be effective for the Company for annual periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 for one year, making ASU 2014-09 effective for annual periods beginning after December 15, 2017 for all public business entities, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. ASU 2016-08 amends the principal-versus-agent implementation guidance and illustrations in Topic 606. The FASB issued ASU 2016-08 in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. ASU 2016-10 amends the guidance in Topic 606 related to identifying performance obligations and accounting for licenses of intellectual property. The amendments address implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group. The updates are not intended to change the core principles of Topic 606; however, they attempt to clarify important aspects of the guidance and improve its operability. The FASB also amended examples and added several new examples to illustrate the new guidance. The Company is currently evaluating the impact, if any, that ASU 2014-09, ASU 2015-14, ASU 2016-08 and ASU 2016-10 will have on its consolidated financial statements.

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

Because the disposal or transfer of assets and obligations of the ITG-PP business comprised the entire business operations of such entity and the Company has no significant continuing cash flows from, or continuing involvement with, such operation, the results of operations of the ITG-PP business is presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. ITG-PP did not have any net sales in the three months ended March 31, 2016 or 2015. In accordance with GAAP, the Company allocates parent company interest to discontinued operations based on parent company debt that is required to be repaid from proceeds of the transaction giving rise to the disposition. No parent company interest has been allocated to the ITG-PP discontinued operations due to the uncertainty of any amounts to be received by the Company.

Note 3 Inventories

Inventories are valued at the lower of cost or market value using the first-in, first-out method. The major classes of inventory are as follows (in thousands):

	March 31, 2016	December 31, 2015

Raw materials	$13,427	$10,018
Work in process	37,721	33,296
Finished goods	47,435	45,003
Dyes, chemicals and supplies	10,590	10,840
	$109,173	$99,157

Note 4 Impairment Testing of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets pursuant to the provisions of FASB ASC 360, “Property, Plant, and Equipment”. Such recoverability reviews and tests did not result in any impairment charges in the three months ended March 31, 2016 or 2015. The Company cannot predict the occurrence of any future events that might adversely affect the carrying value of long-lived assets. A decline in general economic or industry-specific business conditions could result in future impairment charges with respect to the Company’s long-lived assets, including any of its property, plant and equipment.

Note 5 Long-Term Debt and Short-Term Borrowings

Total outstanding long-term debt of the Company consisted of the following (in thousands):

	March 31, 2016			December 31, 2015
	Principal Amount	Unamortized Debt Issuance Costs	Net Balance	Principal Amount	Unamortized Debt Issuance Costs	Net Balance
Revolving loans:
ITG, Inc.	$13,547	$—	$13,547	$10,558	$—	$10,558
Parras Cone de Mexico, S.A. de C.V. revolver facility (1)	15,200	—	15,200	13,900	—	13,900
Term loans:
ITG, Inc.	2,051	(50)	2,001	2,803	(77)	2,726
Burlington Morelos S.A. de C.V. (1)	10,191	(97)	10,094	10,656	(103)	10,553
Parras Cone de Mexico, S.A. de C.V. (1)	19,468	(95)	19,373	17,429	(101)	17,328
Other:
Senior subordinated notes - related party, including PIK interest	188,102	—	188,102	181,362	—	181,362
Capitalized lease obligations	301	—	301	335	—	335
Total long-term debt	248,860	(242)	248,618	237,043	(281)	236,762
Less: current portion of long-term debt	(6,537)	50	(6,487)	(6,888)	77	(6,811)
Total long-term portion of long-term debt	$242,323	$(192)	$242,131	$230,155	$(204)	$229,951

(1)      Non-recourse to the U.S. parent company.

U.S. Credit Facility

The Company and certain of its U.S. subsidiaries are party to an Amended and Restated Credit Agreement with Wells Fargo Bank, N.A. as agent and lender, and certain other lenders (as amended, the “U.S. Credit Agreement”). As amended to date, the U.S. Credit Agreement provides for a revolving credit facility of $85.0 million (the “U.S. Revolver”) and a term loan of $5.8 million (the “U.S. Term Loan”).

The U.S. Term Loan is due and payable on January 1, 2017, and outstanding amounts under the U.S. Revolver are due and payable on December 18, 2019. The U.S. Term Loan requires repayments of $0.3 million per month until maturity. Borrowings under the U.S. Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option. At March 31, 2016, there was $13.5 million outstanding under the U.S. Revolver at a weighted average interest rate of 3.5% and $2.1 million principal outstanding under the U.S. Term Loan at a weighted average interest rate of 3.2% (effective interest rate of 9.6%). As of March 31, 2016, the Company had $8.3 million of standby letters of credit issued in the normal course of business that reduced borrowing availability under the U.S. Revolver, none of which had been drawn upon. At March 31, 2016, the Company’s average adjusted availability (as defined under the U.S. Credit Agreement) under the U.S. Revolver was $60.3 million. Depending on amounts borrowed and average adjusted availability, the U.S. Revolver requires the payment of an unused commitment fee in the range of 0.25% to 0.375% annually, payable monthly.

If the Company’s excess availability (as defined in the U.S. Credit Agreement) falls below certain predefined levels, the lenders under the U.S. Credit Agreement can draw upon a standby letter of credit in the amount of $16.3 million (the “WLR LC”); no such amounts had been drawn by the lenders as of March 31, 2016. The U.S. Credit Agreement provides for reductions of the WLR LC of up to $5.0 million, or termination of the WLR LC, based upon amounts of the U.S. Term Loan repaid under the U.S. Credit Agreement, the maintenance of a specified fixed charge coverage ratio, the level of average excess availability, and certain other conditions. The WLR LC has been provided by WLR Recovery Fund IV, L.P. (“Fund IV”), which is controlled by WL Ross & Co. LLC, our controlling stockholder (“WLR LLC”). One member of our board of directors is also affiliated with various investment funds controlled by WLR LLC (collectively, the “WLR Affiliates”) that directly own a majority of our voting stock.

The obligations of the Company (and certain of its U.S. subsidiaries) under the U.S. Credit Agreement are secured by certain of the Company’s (and its U.S. subsidiaries’) U.S. assets, a pledge by the Company (and its U.S. subsidiaries) of the stock of their respective U.S. subsidiaries and a pledge by the Company (and its U.S. subsidiaries) of the stock of certain of their respective foreign subsidiaries.

The U.S. Credit Agreement contains affirmative and negative covenants and events of default customary for agreements of this type. The Company was in compliance with such covenants as of March 31, 2016. The U.S. Credit Agreement also contains a cross default and cross acceleration provision relating to that certain Note Purchase Agreement, originally dated as of June 6, 2007 (as amended, the “Note Purchase Agreement”).

Subsidiary Credit Facilities

In January 2015, a wholly-owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Burlington Morelos”), entered into a five year, $12.2 million term loan with Banco Nacional de Mexico, S.A. (“Banamex”) with principal repayments of $0.2 million per month until January 2020, with the remaining principal balance due in February 2020. The obligations of Burlington Morelos under such term loan are denominated in U.S. dollars and are secured by a pledge of all property, plant and equipment of Burlington Morelos and its subsidiaries. The interest rate on borrowings under this term loan agreement is variable at LIBOR plus 3.5%. At March 31, 2016, the principal amount outstanding under the Burlington Morelos term loan was $10.2 million at an interest rate of 3.9% (effective interest rate of 4.4%).

In January 2015, a wholly-owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a $10.6 million term loan agreement. The term loan facility contained an option to increase borrowings by up to $4.0 million until January 2016, and Parras Cone has borrowed the entire $4.0 million available under this additional loan commitment. The term loan agreement requires principal repayments in varying amounts of up to $0.3 million per month until March 2021, with balloon payments of $2.7 million in February 2020 and $0.5 million in April 2021. The obligations of Parras Cone under this loan are denominated in U.S. dollars, are secured by all of the assets of Parras Cone, and are guaranteed by Parras Cone’s direct parent, Burlington Morelos. The interest rate on borrowings under this term loan is variable at LIBOR plus 3.5%. At March 31, 2016, total principal amount outstanding under the Parras Cone term loan was $12.8 million at a weighted average interest rate of 3.9% (effective interest rate of 4.3%).

In July 2015, Parras Cone entered into a separate $7.0 million term loan agreement, with the proceeds from borrowings thereunder to be used for construction of a natural gas powered cogeneration facility at its plant location in Mexico. Under this agreement, Parras Cone can draw upon a $7.0 million commitment until July 2016. The term loan requires equal monthly principal repayments based on the outstanding principal balance beginning in February 2017 and continuing through a period not to exceed 72 months from the date of the draw. The obligations of Parras Cone under such term loan are denominated in U.S. dollars, are secured by all of the assets of Parras Cone and are guaranteed by Parras Cone’s direct parent, Burlington Morelos. The interest rate on borrowings under the term loan agreement is variable at LIBOR plus 2.95% for the first three years of the term loan and LIBOR plus 2.75% thereafter. As of March 31, 2016, Parras Cone has borrowed $4.2 million under this agreement at a contractual and effective interest rate of 3.4%.

In August 2015, Parras Cone entered into a revolving credit agreement that provides for borrowing availability of up to $18.0 million with a maturity date of August 17, 2018. Borrowings under this facility are denominated in U.S. dollars and are secured by all of the assets of Parras Cone and are guaranteed by Parras Cone’s direct parent, Burlington Morelos. The interest rate on borrowings under the Parras Cone revolving credit agreement is variable at LIBOR plus 3.25%. At March 31, 2016, the amount outstanding under the Parras Cone revolving credit facility was $15.2 million at a contractual and effective interest rate of 3.7%.

In February 2016, Parras Cone entered into a separate $2.5 million term loan agreement, with the proceeds from borrowings thereunder to be used for new machinery and equipment at its plant location in Mexico. The term loan requires equal monthly principal repayments based on the outstanding principal balance beginning in August 2016 and continuing through a period not to exceed 66 months from the date of the draw. The obligations of Parras Cone under such term loan are denominated in U.S. dollars, are secured by all of the assets of Parras Cone and are guaranteed by Parras Cone’s direct parent, Burlington Morelos. The interest rate on borrowings under the term loan agreement is variable at LIBOR plus 3.5%. At March 31, 2016, total principal amount outstanding under the Parras Cone term loan was $2.5 million at a contractual and effective interest rate of 3.9%.

The credit facilities entered into by the Company’s subsidiaries in Mexico described above contain customary provisions for default for agreements of this nature. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights as a secured party. Such term loans also contain certain customary financial covenant requirements applicable to the Company’s subsidiaries in Mexico. In addition, Burlington Morelos and its subsidiaries are restricted under such term loans from making annual capital expenditures in excess of certain percentages (as defined in the term loan agreements) of the annual consolidated net sales of such consolidated group. As of March 31, 2016, Burlington Morelos and its subsidiaries were in compliance with such covenants. Borrowings under these credit facilities are non-recourse to the ITG parent company.

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

At various times, the WLR Affiliates purchased from holders certain of the Notes with an original interest rate of 12% per annum which were thereafter amended, restated and reissued in the form of Tranche B Notes. The Tranche B Notes are classified as “Senior subordinated notes - related party, including PIK interest” in the Company’s accompanying consolidated balance sheets. The Tranche B Notes bear PIK interest at 12% per annum and mature on June 30, 2019. At March 31, 2016, $188.1 million aggregate principal amount was outstanding under the Tranche B Notes, including PIK interest.

Debt Maturities

As of March 31, 2016, aggregate maturities of long-term debt for each of the next five 12-month periods were as follows: $6.5 million, $5.4 million, $20.7 million, $212.1 million and $2.4 million.

Short-term Borrowings

The Company and certain of its subsidiaries had short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $40.6 million at March 31, 2016 and $32.4 million at December 31, 2015, with weighted average interest rates of 5.1% and 5.0%, respectively. At March 31, 2016, such amounts included the following arrangements: ITG and its U.S. subsidiaries had outstanding short-term financing obligations from certain cotton and other suppliers in the amount of $1.9 million; Parras Cone had outstanding short-term working capital loans in the amount of $1.0 million from Banamex; Cone Denim (Jiaxing) Limited had outstanding short-term working capital loans in an aggregate amount of $33.1 million from various Chinese financial institutions, including approximately $6.3 million secured by land and buildings at Jiaxing Burlington Textile Company; and Jiaxing Burlington Textile Company had outstanding short-term working capital loans from certain Chinese financial institutions in the amount of $4.6 million, which are guaranteed by standby letters of credit from the U.S. parent company.

Guarantees

FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of March 31, 2016, the Company and various of its consolidated subsidiaries were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various of its consolidated subsidiaries. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of or for the periods ended March 31, 2016 or December 31, 2015, except as noted herein.

In 2011, the Company entered into a Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of Fund IV. The obligations of the Company under the Guaranty are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the U.S. Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of December 31, 2015, Cone Denim (Jiaxing) Limited had outstanding short-term working capital loans from various Chinese financial institutions, including approximately $1.1 million guaranteed by a $1.4 million standby letter of credit from Fund IV pursuant to the Guaranty. On March 23, 2016, such standby letter of credit was terminated and an additional $1.2 million of principal amount of Tranche B Notes were issued in satisfaction of the Company’s obligations thereunder for accrued guaranty fees. Pursuant to the Guaranty, the Company was required to pay a per annum amount equal to 10% of the amount of any outstanding letters of credit pursuant to the Guaranty. At March 31, 2016, there were no letters of credit outstanding pursuant to the Guaranty, and fees under the Guaranty in the three months ended March 31, 2016 and 2015 were not material.

Note 6 Stockholders’ Deficit

The components of stockholders’ deficit were as follows (in thousands):

	Series C preferred stock	Series A convertible preferred stock	Common stock	Capital in excess of par value	Treasury stock	Accumulated deficit	Accumu- lated other compre- hensive loss	Total

Balance at December 31, 2015	$114,183	$79,127	$175	$21,944	$(411)	$(257,526)	$(7,557)	$(50,065)
Net income	—	—	—	—	—	4,407	—	4,407
Actuarial gains on benefit plans, net of taxes	—	—	—	—	—	—	180	180
Foreign currency cash flow hedges, net of taxes	—	—	—	—	—	—	971	971
Balance at March 30, 2016	$114,183	$79,127	$175	$21,944	$(411)	$(253,119)	$(6,406)	$(44,507)

The Company has 150,000,000 shares of common stock authorized at $0.01 par value per share, of which 17,468,327 shares were issued and outstanding at March 31, 2016 and December 31, 2015. As of March 31, 2016, the Company had 100,000,000 shares of preferred stock authorized, including 5,000,000 shares of Series C Preferred Stock (the “Series C Preferred Stock”), of which 114,628 shares were issued and outstanding at March 31, 2016 and December 31, 2015, 15,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 3,165,071 shares were issued and outstanding at March 31, 2016 and December 31, 2015, and 5,000,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at March 31, 2016 or December 31, 2015. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

Pursuant to the certificates of designation of the Series C Preferred Stock and the Series A Preferred Stock, the Company is prohibited from paying dividends, if declared by the Company’s board of directors, on such preferred stock until funds are legally available therefor. As of March 31, 2016, dividends in arrears on preferred stock were $22.8 million, or $199.29 per share, on the Series C Preferred Stock, and $14.7 million, or $4.65 per share, on the Series A Preferred Stock, each payable in additional shares of such preferred stock.

The components of, and changes in, accumulated other comprehensive loss, net of income taxes, were as follows (in thousands):

	Gains and Losses on Foreign Currency Cash Flow Hedges (1)	Pension Benefits (2)	Postretirement Benefits (2)	Total

Balance at December 31, 2015	$(2,051)	$(5,180)	$(326)	$(7,557)
Other comprehensive income (loss) before reclassifications	(120)	—	69	(51)
Amounts reclassified:
Net (gains) and losses	1,091	—	—	1,091
Amortization of net actuarial losses	—	111	—	111
Other comprehensive income for the period	971	111	69	1,151
Balance at March 31, 2016	$(1,080)	$(5,069)	$(257)	$(6,406)

	Gains and Losses on Foreign Currency Cash Flow Hedges (1)	Pension Benefits (2)	Postretirement Benefits (2)	Total

Balance at December 31, 2014	$(766)	$(5,644)	$(348)	$(6,758)
Other comprehensive loss before reclassifications	(1,036)	—	—	(1,036)
Amounts reclassified:
Net (gains) and losses	348	—	—	348
Amortization of net actuarial losses	—	115	—	115
Other comprehensive income (loss) for the period	(688)	115	—	(573)
Balance at March 31, 2015	$(1,454)	$(5,529)	$(348)	$(7,331)

(1)	See Note 8, "Derivative Instruments".
(2)

The changes to these components are included in the computations of net periodic benefit costs. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information about the Company's pension and postretirement benefit plans.

Note 7 Reconciliation to Diluted Income (Loss) Per Share

The following table shows the amounts used in computing loss per share applicable to common shareholders and the effect of any shares of dilutive potential common stock issuances (in thousands).

	Three Months Ended March 31,
	2016	2015

Income (loss) from continuing operations	$4,423	$(564)
Accrued preferred stock dividends, including arrearages for the period	(4,471)	(4,088)
Loss from continuing operations applicable to common shareholders	(48)	(4,652)
Effect of dilutive securities:
Convertible preferred stock	—	—
Numerator for diluted loss per share from continuing operations	$(48)	$(4,652)

Loss from discontinued operations	$(16)	$(24)
Effect of dilutive securities:
None	—	—
Numerator for diluted loss per share from discontinued operations	$(16)	$(24)

	Three Months Ended March 31,
	2016	2015

Weighted-average number of common shares used in basic loss per share	17,468	17,468
Effect of dilutive securities:
Convertible preferred stock	—	—
Weighted-average number of common shares and dilutive potential common shares used in diluted loss per share	17,468	17,468

Based on the number of shares of Series A Preferred Stock outstanding as of March 31, 2016 and the Series A Preferred Stock Liquidation Value thereof on such date, the Series A Preferred Stock could potentially be converted at the option of the holders thereof into 9,750,525 shares of the Company’s common stock. The following table sets forth the number of shares that could potentially dilute basic earnings per share in the future that were not included in the diluted loss per share computations because their inclusion would have been antidilutive (in thousands).

	Three Months Ended March 31,
	2016	2015

Convertible preferred stock	9,751	9,041

Note 8 Derivative Instruments

Derivative instruments used periodically by the Company for foreign currency, cotton, wool and natural gas purchases consist primarily of forward purchase contracts. The Company does not utilize financial instruments for trading or other speculative purposes. The Company has historically qualified for the “normal purchases exception” under GAAP for derivatives related to its cotton and wool forward purchase contracts and certain of its natural gas contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies and has designated certain of such instruments as cash flow hedges under hedge accounting rules in the three months ended March 31, 2016 and 2015. At March 31, 2016 and December 31, 2015, the Company had the following outstanding forward purchase contracts that were entered into to hedge forecasted purchases in certain of the subsequent monthly periods ending on the indicated dates:

			Number of Units
Contract	Hedge End Date	Unit	March 31, 2016	December 31, 2015

Foreign currency forward purchase contracts	December 31, 2016	Mexican Peso	545,781,898	735,760,877
Foreign currency forward purchase contracts	December 31, 2016	Chinese Yuan	134,136,050	180,890,616
Foreign currency forward purchase contracts	June 15, 2016	Eurozone Euro	1,267,716	2,473,961
Foreign currency forward purchase contracts	February 24, 2016	Swiss Francs	—	1,854,091

The fair value of the Company’s derivative instruments recognized in the March 31, 2016 and December 31, 2015 consolidated balance sheets consisted of the following (in thousands):

	Fair Value of Derivative Assets (Liabilities)
	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments under FASB ASC 815
Foreign currency contracts	Other current assets	$141	$58

Foreign currency contracts	Sundry payables and accrued liabilities	(1,271)	(2,320)

Total fair value of net derivative liabilities		$(1,130)	$(2,262)

The effect of derivative instruments on the financial performance of the Company was as follows (in thousands):

				Amount of Net Gain
				(Loss) Reclassified from
	Amount of Net Gain (Loss) in			Accumulated Other
	Other Comprehensive Income		Location of Net Gain	Comprehensive
	(Loss) - Effective Portion		(Loss) Reclassified from	Loss into Income
	Three Months Ended		Accumulated Other	Three Months Ended
	March 31,		Comprehensive Loss	March 31,
	2016	2015	into Income	2016	2015
Derivatives designated as cash flow hedging instruments under FASB ASC 815
Foreign currency contracts	$(120)	$(1,036)	Cost of goods sold	$(1,091)	$(348)

	$(120)	$(1,036)		$(1,091)	$(348)

The Company did not exclude any amounts of its foreign currency cash flow hedges from effectiveness testing during any periods presented herein, and such tests resulted in the hedges being effective, or expected to be effective, in offsetting the variability of the designated forecasted cash flows. The maximum duration of foreign currency cash flow hedge contracts do not exceed twelve months; therefore, gains and losses reported in accumulated other comprehensive loss are expected to be reclassified into earnings within the next twelve months. The estimated net loss related to cash flow hedges that will be reclassified from accumulated other comprehensive loss into earnings over the next twelve months is $1.1 million.

The Company did not designate its Swiss Franc and Euro foreign currency derivative contracts as hedges for any of the periods presented herein. The Company’s Swiss Franc and Euro foreign currency derivative contracts are used to hedge the future cash flows related to the purchase of certain machinery and equipment. Accordingly, gains and losses on these derivative contracts are recorded as a component of the amount of deposits on, or cost of, the machinery and equipment; such gains and losses were not material in the three months ended March 31, 2016 or 2015.

Note 9 Commitments and Contingencies

Asbestos materials are present at certain of the Company’s facilities, and applicable regulations would require the Company to handle and dispose of these items in a special manner if these facilities were to undergo certain major renovations or if they were demolished. FASB ASC 410, “Asset Retirement and Environmental Obligations,” provides guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity. In accordance with FASB ASC 410, the Company has not recognized a liability associated with these obligations, because the fair value of such liabilities cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of these facilities. The Company expects to maintain these facilities by repair and maintenance activities that do not involve the removal of any of these items and has not identified any need for major renovations caused by technology changes, operational changes or other factors. In accordance with FASB ASC 410, the Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value. As of March 31, 2016, the Company did not have any liabilities recorded for these obligations.

As of March 31, 2016, the Company had raw material and service contract commitments totaling $33.3 million and capital expenditure commitments of $7.6 million related to new looms and other equipment upgrades at various U.S. and foreign plant locations not reflected as liabilities on the accompanying consolidated balance sheet. In July 2015, the Company committed to build a natural gas powered cogeneration facility at the Company’s Parras Cone plant location in Mexico. Construction of the facility began in August 2015 and is expected to be operational by end of 2016. These commitments were not reflected as liabilities on the accompanying consolidated balance sheet because the Company had not received or taken title to the related assets.

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

Note 10 Segment and Other Information

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has four operating segments that are reported to the chief operating decision maker (“CODM”) and three reportable segments that are presented herein. The bottom-weight woven fabrics segment consists of heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The all other segment consists of expenses related to transportation services and other miscellaneous items. ITG-PP business is presented as discontinued operations in the Company’s consolidated statements of operations for all periods presented (see Note 2).

Net sales, income (loss) from continuing operations before income taxes, and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense)-net. Intersegment net sales for the three months ended March 31, 2016 and 2015 were primarily attributable to commission finishing sales of $0.1 million and less than $0.1 million, respectively.

	Three Months Ended March 31,
	2016	2015
Net Sales:
Bottom-weight Woven Fabrics	$137,945	$136,193
Commission Finishing	11,117	7,784
All Other	184	178
	149,246	144,155
Less intersegment sales	(116)	(29)
	$149,130	$144,126

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$13,826	$9,443
Commission Finishing	622	(25)
Total reportable segments	14,448	9,418
Corporate expenses	(2,008)	(2,976)
Other operating income - net	(21)	(7)
Restructuring charges	(296)	–
Interest expense	(6,818)	(6,787)
Other income (expense) - net	(70)	599
	5,235	247
Income tax expense	(812)	(751)
Equity in losses of unconsolidated affiliates	–	(60)
Income (loss) from continuing operations	4,423	(564)
Loss from discontinued operations, net of income taxes	(16)	(24)
Net income (loss)	$4,407	$(588)

	March 31, 2016	December 31, 2015

Total Assets:
Bottom-weight Woven Fabrics	$301,604	$283,607
Commission Finishing	18,141	16,800
Corporate	8,993	8,954
All Other	49	42
	$328,787	$309,403

Note 11 Restructuring Activities

The charges for restructuring included in income from continuing operations included the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Severance and COBRA benefits	$296	$—

Hourly and salaried workforce reductions of 69 employees undertaken at our worsted wool fabric manufacturing facility in Mexico resulted in severance and other termination benefits of $0.3 million recorded in the three months ended March 31, 2016 in the bottom-weight woven fabrics segment. These workforce reductions were primarily attributable to the outlook for lower demand for certain products at this facility.

In April 2014, the Company implemented an initiative to reduce its corporate administrative cost structure. Because the Company’s size, complexity and business structure has decreased in recent years, the Company’s board of directors determined that cost savings could be achieved with the restructuring of the Company’s executive structure. As a result of this restructuring, the Company and one of its executive officers entered into an agreement in April 2014 that provides certain benefits through December 31, 2017. Such benefits and other related corporate costs in the aggregate amount of $3.0 million were recorded in 2014 with a remaining liability balance of $1.2 million as of March 31, 2016.

Following is a summary of activity related to restructuring accruals (in thousands). The Company expects to pay $0.5 million of the liability outstanding at March 31, 2016 during the remainder of 2016 and $0.7 million in 2017.

Severance and COBRA Benefits
Balance at December 31, 2015	$1,383
2016 charges	296
Payments	(460)
Balance at March 31, 2016	$1,219

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

The Company enters into foreign-currency forward purchase contracts and other derivative instruments from time to time, in addition to any commodity derivative contracts that are designated as normal purchases. These derivative contracts are principally with financial institutions and other commodities brokers, the fair values of which are obtained from third-party broker quotes.

The following table provides a summary of the fair values of certain of the Company’s assets and liabilities measured on a recurring basis under FASB ASC 820 as of March 31, 2016 and December 31, 2015 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At March 31, 2016
Assets:
Note receivable	$—	$1,730	$—	$1,730
Derivatives	—	141	—	141
	$—	$1,871	$—	$1,871
Liabilities:
Derivatives	$—	$(1,271)	$—	$(1,271)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At December 31, 2015
Assets:
Note receivable	$—	$1,745	$—	$1,745
Derivatives	—	58	—	58
	$—	$1,803	$—	$1,803
Liabilities:
Derivatives	$—	$(2,320)	$—	$(2,320)

In 2014, the Company completed the sale of certain assets of Narricot Industries LLC (“Narricot ”), which represented the Company’s former narrow fabrics segment, to certain subsidiaries of Asheboro Elastics Corp. (collectively “AEC”). The sale price included a three-year, 6.5% promissory note for $3.2 million. Amounts due under the promissory note are secured by a first lien on all of the property, plant and equipment of Narricot sold in the transaction. As previously disclosed, the Company considers the note due from AEC to be impaired. The Company has various appraisals as well as a written third party assessment relating to the value of the underlying collateral. If the Company attempts to foreclose on the collateral, the Company will attempt to obtain the highest value therefor; however, the Company has estimated that the collateral is valued at approximately $1.7 million in an orderly liquidation, net of selling commissions. The Company recognizes interest income on impaired loans only upon the receipt of cash, which is applied first to overdue interest and then to overdue principal amounts.

The Company cannot predict future events that might adversely affect the carrying value of assets. Any decline in economic conditions or other factors could result in additional impairment charges.

The accompanying consolidated financial statements include certain financial instruments, and the fair value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, notes receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of March 31, 2016 related to expected yield (under Level 2 of the fair value hierarchy), the Company estimated that the fair value of its Notes was approximately the principal plus accrued interest at March 31, 2016. The estimate of fair value of borrowings under the Company’s various bank loans and other financial instruments (under Level 2 of the fair value hierarchy) generally approximates the carrying values at March 31, 2016 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates.

Note 13 Other Income (Expense) – Net (in thousands):

	Three Months Ended March 31,
	2016	2015

Foreign currency exchange gains (losses), net	$(136)	$331
Unrealized gains on derivative instruments, net	—	217
Other	(1)	5
	$(137)	$553

Note 14 Income Taxes

The Company recorded income tax expense of $0.8 million in each of the three months ended March 31, 2016 and 2015. The Company files a consolidated U.S. federal income tax return with International Textile Group, Inc. as the parent company. The Company also has subsidiaries operating in various jurisdictions outside the United States and files income tax returns in the required jurisdictions. In certain foreign jurisdictions, the Company’s subsidiaries have operated under tax incentive programs that provided reduced or zero tax rates for certain subsidiaries for certain periods that remain currently open for examination by local authorities. Foreign entities record income tax expense based on the applicable laws and requirements of their respective tax jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.

Income tax expense for the three months ended March 31, 2016 is different from the amount obtained by applying statutory rates to income before income taxes primarily due to a net decrease in the valuation allowance of $1.1 million related to certain profitable operations during the period and certain other tax attributes, a tax benefit of $1.0 million resulting from certain newly enacted tax relief measures related to the previously disclosed 2014 tax reform legislation in Mexico, income tax expense of $0.5 million related to the negative impact of local foreign currency adjustments related to U.S. dollar-denominated net assets in Mexico and China, tax expense related to other foreign tax adjustments of $0.5 million, state income tax expense and other U.S tax adjustments of $0.1 million, and certain foreign and domestic business expenses that are not tax deductible. Income tax expense for the three months ended March 31, 2015 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $1.7 million related to the expiration of certain net operating loss carryforwards in China, which was offset by a reduction in the valuation allowance of $1.7 million, an increase of $0.3 million related to foreign income tax rate differentials and adjustments, an increase of $0.2 million in the valuation allowance related to an increase in certain net operating losses and net deferred income tax assets, state income tax expense of $0.2 million, and certain foreign and domestic business expenses that are not tax deductible.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations of International Textile Group, Inc. should be read in connection with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as with the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Annual Report”), which includes audited financial results and related footnotes of the Company as of and for the year ended December 31, 2015.

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

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has four operating segments that are reported to the chief operating decision maker (“CODM”) and three reportable segments that are presented herein. The bottom-weight woven fabrics segment consists of heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The all other segment consists of expenses related to transportation services and other miscellaneous items. The ITG-PP business is presented as discontinued operations in the Company’s consolidated statements of operations for all periods presented in this report.

Business and Industry Trends

The textile industry in general has seen a slowdown or leveling off of imports of textile products into the U.S. from other countries over the last few years due to, among other things, a narrowing of labor, energy and production cost differentials, the slowing pace of economic growth in China and an increased interest in U.S.-produced goods, partially offset in recent periods by lower shipping costs due to lower fuel prices and a strong U.S. dollar keeping the cost of foreign goods from rising. The strengthening of the U.S. dollar against the Mexican peso beginning in the fourth quarter of 2014 as well as the devaluation of the Chinese yuan against the U.S. dollar beginning in the third quarter of 2015, and continuing through the date hereof, have had a net positive effect on the Company’s operating expenses. Capital investment in the U.S. textile industry has increased in recent periods, compared to other domestic manufacturing spending which has decreased in certain sectors or remained flat overall. While new programs and improved consumer confidence and certain cyclical patterns in recent periods have led to gains in certain of our businesses, competitive pressures, inventory adjustments at the retail level affecting certain of our customers, inventory adjustments related to certain government programs, the end or reduction of certain programs, and continued uncertainty regarding longer-term macroeconomic growth prospects and the overall economic environment have negatively affected certain of our businesses. Uncertainty regarding unemployment levels, further government and municipal deficit reduction measures, and the prospects for sustained economic recovery continue to impact consumer and governmental spending, which could have adverse effects in the significant markets in which we operate. The Company has taken, and expects to continue to take, steps to counter this continued economic uncertainty. These actions include, among other things, implementing cost saving initiatives and sourcing decisions, negotiating higher sales prices for certain products, negotiating new working capital and other financing arrangements, focusing on new product development, and a focus on consistent productivity improvements.

In 2015, the United States concluded free trade negotiations with a group of countries under the Trans-Pacific Partnership agreement, which is subject to ratification and implementation by the participating countries. This new regional free trade agreement, or any other new free trade agreements, may negatively affect our competitive position in the United States or in other countries where we sell products. The likelihood that any such agreements will be adopted, and the extent of the impact of any such changes on our business, cannot be determined with certainty.

The Company’s bottom-weight woven fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials, the principal raw materials used in the Company’s manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet expecting operating requirements as well as to meet the product specifications and sourcing requirements of anticipated future customer orders. While there has been some volatility in cotton pricing historically, pricing has stabilized over the last two years, in part due to the Chinese release of supply resulting from an over accumulation of cotton reserves in past years. Despite general expectations for the 2016 crop year to result in greater consumption than production, significant worldwide cotton inventories are expected to keep downward pressure on cotton futures prices. The price of the primary synthetic fibers and dyes and chemicals used in the Company’s products, nylon and polyester, is heavily influenced by petroleum prices which have also fluctuated over the last several years, also resulting in fluctuations in the Company’s gross margins. In response to increases in raw material or dyes and chemical costs in the open market or under our committed purchase contracts, we generally attempt to increase sales prices in order to maintain sufficient margins. However, if we incur increased raw material or other costs that we are unable to recoup through price increases, or experience interruptions in our raw materials supply, our business, results of operations, financial condition and cash flows may be materially adversely affected.

Results of Operations

Net sales and income (loss) from continuing operations before income taxes for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense) - net. Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the three months ended March 31, 2016 and 2015 were primarily attributable to commission finishing sales of $0.1 million and less than $0.1 million, respectively.

	Three Months Ended March 31,
	2016	2015
Net Sales:
Bottom-weight Woven Fabrics	$137,945	$136,193
Commission Finishing	11,117	7,784
All Other	184	178
	149,246	144,155
Less intersegment sales	(116)	(29)
	$149,130	$144,126

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$13,826	$9,443
Commission Finishing	622	(25)
Total reportable segments	14,448	9,418
Corporate expenses	(2,008)	(2,976)
Other operating income - net	(21)	(7)
Restructuring charges	(296)	–
Interest expense	(6,818)	(6,787)
Other income (expense) - net	(70)	599
	5,235	247
Income tax expense	(812)	(751)
Equity in losses of unconsolidated affiliates	–	(60)
Income (loss) from continuing operations	4,423	(564)
Loss from discontinued operations, net of income taxes	(16)	(24)
Net income (loss)	$4,407	$(588)

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

Consolidated: Consolidated net sales in the three months ended March 31, 2016 and 2015 were $149.1 million and $144.1 million, respectively, an increase of $5.0 million, or 3.5%. Higher sales primarily resulted from increased sales volume related to new programs in the commission finishing segment’s governmental business, increased demand for denim, and program changes in the U.S. government wool uniform business, as well as higher selling prices and an improved product mix in the technical fabrics, U.S. government wool uniform and synthetic fabrics businesses. These improvements were partially offset by lower sales volumes in the technical fabrics and non-government commission finishing businesses, lower demand at the retail level for worsted wool products, and continued competitive pressures in the airbag business, as well as lower selling prices and a less favorable product mix in the denim, worsted wool, and airbag businesses due to lower cotton prices, fashion shifts, program changes, and increased competition.

Gross profit in the three months ended March 31, 2016 was $24.2 million, or 16.2% of net sales, compared to $18.2 million, or 12.6% of net sales, in the three months ended March 31, 2015. Gross profit margins increased primarily due to lower raw material and energy costs, higher selling prices and an improved product mix in the U.S. government wool uniform, synthetic fabrics, commission finishing and technical fabrics businesses, higher sales volumes in the U.S. government wool uniform and denim fabric business, favorable impacts from changes in foreign currency exchange rates, and lower manufacturing costs due to higher volumes in certain businesses. Such improvements were partially offset by lower selling prices and a less favorable product mix primarily in the denim, municipal government wool uniform and airbag businesses, lower sales volumes primarily in the worsted wool apparel and technical fabrics businesses, and higher selling and administration and labor costs in certain businesses. Operating income in the three months ended March 31, 2016 was $12.1 million compared to $6.4 million in the three months ended March 31, 2015. Operating income increased in the three months ended March 31, 2016 as compared to the prior year period primarily due to the higher gross profit margins described above, partially offset by higher restructuring charges of $0.3 million described below.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment were $137.9 million in the three months ended March 31, 2016 compared to $136.2 million in the three months ended March 31, 2015. The increase in net sales of $1.7 million was primarily due to $6.0 million resulting from higher selling prices and an improved product mix primarily in the technical fabrics, U.S. government wool uniform and synthetic fabrics businesses, as well as higher sales volumes of $2.0 million related to increased demand for denim and program changes in the U.S. government wool uniform business. Such increases were partially offset by lower sales volumes of $5.0 million primarily resulting from variability in the timing of the replenishment of certain large orders affecting the technical fabrics business, lower demand at the retail level for worsted wool products and competitive pressures in the airbag business, as well as lower selling prices and a less favorable product mix of $1.3 million in the denim, worsted wool, and airbag businesses due to lower cotton prices, fashion shifts, program changes, and increased competition.

Income in the bottom-weight woven fabrics segment was $13.8 million in the three months ended March 31, 2016 compared to $9.4 million in the three months ended March 31, 2015. The increase in income was primarily due to lower raw material and energy costs of $6.0 million, higher selling prices and an improved product mix of $3.9 million in the U.S. government wool uniform, synthetic fabrics and technical fabrics businesses, higher sales volumes in the U.S. government wool uniform and denim fabric business of $1.1 million, favorable impacts from changes in foreign currency exchange rates of $1.4 million, and lower manufacturing costs of $0.5 million due to higher volumes in certain businesses. These increases were partially offset by lower selling prices and a less favorable product mix of $4.3 million primarily in the denim, municipal government wool uniform and airbag businesses, $2.1 million of lower sales volumes primarily in the worsted wool and technical fabrics businesses, and higher selling and administration costs, plant labor costs, and incentives and bonus accruals of $2.1 million.

Commission Finishing: Net sales in the commission finishing segment were $11.1 million in the three months ended March 31, 2016 compared to $7.8 million in the three months ended March 31, 2015. The increase was primarily due to higher sales volumes and an improved product mix of $5.4 million related to new programs in the segment’s governmental business, partially offset by $2.1 million of lower sales volumes related to the loss of customers due to consolidations in certain other commission finishing apparel markets. The commission finishing segment reported income from operations of $0.6 million in the three months ended March 31, 2016 compared to a loss of less than $0.1 million in the three months ended March 31, 2015, with such increase primarily due to higher sales volumes and an improved product mix in the segment’s governmental business.

All Other: Net sales in the all other segment were $0.2 million in each of the three months ended March 31, 2016 and 2015, which primarily represented sales in the Company’s transportation business.

SELLING AND ADMINISTRATIVE EXPENSES: Consolidated selling and administrative expenses (including amounts allocated to the Company’s reportable segments discussed above and bad debt expense or recoveries) were $11.8 million in the three months ended March 31, 2016 and $11.7 million in the three months ended March 31, 2015. As a percentage of net sales, this expense was 7.9% in the three months ended March 31, 2016 compared to 8.1% in the three months ended March 31, 2015. Lower costs for employee medical claims and disability expense were offset by higher costs related to incentive compensation expense due to higher earnings, as well as higher sales commission expense due to higher net sales.

INTEREST EXPENSE: Interest expense was $6.8 million in each of the three months ended March 31, 2016 and 2015. Third-party interest expense was lower in the three months ended March 31, 2016 primarily due to lower outstanding balances on the Company’s U.S. revolving credit facility (due to improved liquidity from improved earnings and management of working capital) and certain other term loans due to scheduled repayments of such loans, as well as lower interest rates on short-term borrowings, partially offset by higher interest expense due to new term loan borrowings in Mexico for new property and equipment. Non-cash related party payable in-kind interest expense was $5.5 million in the three months ended March 31, 2016 and $4.8 million in the three months ended March 31, 2015.

OTHER INCOME (EXPENSE)—NET: Other income (expense) - net included foreign currency exchange net losses of $0.1 million and foreign currency exchange net gains of $0.3 million in the three months ended March 31, 2016 and 2015, respectively, as well as unrealized net gains on certain derivative instruments of $0.2 million in the three months ended March 31, 2015.

INCOME TAX EXPENSE: Income tax expense was $0.8 million in each of the three months ended March 31, 2016 and 2015. Income tax expense for the three months ended March 31, 2016 is different from the amount obtained by applying statutory rates to income before income taxes primarily due to a net decrease in the valuation allowance of $1.1 million related to certain profitable operations during the period and certain other tax attributes, a tax benefit of $1.0 million resulting from certain newly enacted tax relief measures related to the previously disclosed 2014 tax reform legislation in Mexico, income tax expense of $0.5 million related to the negative impact of local foreign currency adjustments related to U.S. dollar-denominated net assets in Mexico and China, tax expense related to other foreign tax adjustments of $0.5 million, state income tax expense and other U.S tax adjustments of $0.1 million, and certain foreign and domestic business expenses that are not tax deductible. Income tax expense for the three months ended March 31, 2015 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $1.7 million related to the expiration of certain net operating loss carryforwards in China, which was offset by a reduction in the valuation allowance of $1.7 million, an increase of $0.3 million related to foreign income tax rate differentials and adjustments, an increase of $0.2 million in the valuation allowance related to an increase in certain net operating losses and net deferred income tax assets, state income tax expense of $0.2 million, and certain foreign and domestic business expenses that are not tax deductible.

Liquidity and Capital Resources

The Company has a significant amount of debt outstanding and will require substantial cash flows to service this debt in future periods. A substantial portion of the Company’s debt, $83.2 million at March 31, 2016, is payable by various of the Company’s subsidiaries organized in foreign jurisdictions and is non-recourse to the ITG parent company. In addition, a substantial portion of the Company’s debt, $188.1 million at March 31, 2016, is payable to related parties, namely certain entities affiliated with WLR LLC, with a maturity date of June 30, 2019.

In late 2014 and during 2015 the Company amended or refinanced certain credit agreements to extend the maturities of certain instruments to 2019 or 2020 and to lower interest rates on outstanding debt in the U.S. and in Mexico. In 2015, Parras Cone entered into a separate six year, $7.0 million term loan agreement with proceeds to be used to build a natural gas powered cogeneration facility at its plant location in Mexico. Parras Cone can draw upon this $7.0 million commitment until July 2016. Through the date hereof, Parras Cone has borrowed $4.2 million against this $7.0 million commitment and the Company plans to borrow the remaining $2.8 million available under this facility in 2016. In February 2016, Parras Cone entered into an additional 66 month, $2.5 million term loan agreement with proceeds to be used to purchase new machinery and equipment.

The following table presents a summary of the Company’s debt obligations payable to unrelated third parties as of March 31, 2016 (in thousands). Amounts in the column labeled “U.S.” represent debt guaranteed by, or otherwise with recourse to, the ITG parent company. Amounts in the column labeled “International” represent debt of various of the Company’s international subsidiaries, but not guaranteed by, or with recourse to, the ITG parent company.

	March 31, 2016
	U.S.	International	Total

Current portion of long-term debt	$2,094	$4,393	$6,487
Short-term borrowings	1,957	38,650	40,607
	4,051	43,043	47,094
Bank debt and other long-term obligations, net of current maturities	13,751	40,278	54,029
Total third party debt	$17,802	$83,321	$101,123

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

During the three months ended March 31, 2016, the Company’s principal sources of funds consisted of proceeds from net sales, net borrowings under short-term borrowings, revolving loans, and term loans under bank financing facilities. The Company’s principal uses of cash during the three months ended March 31, 2016 were to fund working capital needs which are generally lower at the beginning of the year and the end of the year due to seasonality and increase during the year to support mid-year sales, capital expenditures, pension plan contributions, and payment of principal, interest and fees on various indebtedness, and the Company expects that its cash uses in the foreseeable future will be for similar matters. Based on current expectations, we believe that the cash on hand, cash flow expected to be generated by our operations and funds available under our credit facilities and short-term borrowings should be sufficient to service our debt payments requirements in the near term, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in a material reduction in cash from operations, on our ability to replenish our short-term borrowings currently in place or our losing the ability to borrow under our U.S. revolving credit facility. Our success in generating future cash flows will depend, in part, on our ability to increase our sales, manage working capital efficiently, continue to reduce operating costs at our plants through continuous improvement and capital investment programs, and increase selling prices to offset any increase in raw material or other costs in all segments of our business.

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

Comparison of Cash Flows for the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

OPERATING ACTIVITIES: Net cash used in operating activities was $11.8 million in the three months ended March 31, 2016 compared to $13.6 million in the three months ended March 31, 2015. Cash flows from operating activities in the three months ended March 31, 2016 were positively impacted by improved gross margins primarily as the result of lower raw material costs, the favorable impact from changes in foreign currency exchange rates and higher sales volumes, higher selling prices and an improved product mix in certain businesses; lower days sales outstanding in accounts receivable due to concerted efforts to collect slow paying customer balances; and lower cash interest payments. Such improvements were partially offset by higher payments for inventories and higher cash tax payments resulting from improved business conditions in certain of the Company’s businesses.

INVESTING ACTIVITIES: Net cash used in investing activities was $5.8 million in the three months ended March 31, 2016 compared to $1.7 million in the three months ended March 31, 2015. Capital expenditures and deposits related to purchases of equipment were $5.8 million in the three months ended March 31, 2016 and $1.6 million in the three months ended March 31, 2015. Capital expenditures and deposits for equipment in the three months ended March 31, 2016 and 2015 were primarily related to upgrading equipment at our U.S. and Mexico facilities to support our manufacturing and cost reduction efforts in the bottom-weight woven fabrics segment. As we continue with our upgrading and cost reduction plans, we expect to spend approximately $22.0 million to $23.0 million on capital expenditures during all of 2016, including for the above referenced natural gas powered cogeneration facility in Mexico.

FINANCING ACTIVITIES: Net cash provided by financing activities of $13.1 million in the three months ended March 31, 2016 includes proceeds from short-term borrowings of $8.0 million related mainly to the Company’s denim operations, borrowings under revolving lines of credit of $4.3 million, and proceeds from the issuance of term loans of $2.5 million for capital expenditures, partially offset by the repayment of term loans and capital lease obligations of $1.7 million. Net cash provided by financing activities of $15.9 million in the three months ended March 31, 2015 reflects proceeds from borrowings under revolving lines of credit of $18.9 million and net short-term bank borrowings of $1.4 million related mainly to the Company’s denim operations, partially offset by the repayment of term loans and capital lease obligations of $4.2 million and the payment of financing fees of $0.2 million.

See Notes 5 and 6 of the Notes to Consolidated Financial Statements included herein for a discussion of the Company’s long-term debt, short-term borrowings and preferred stock.

Commitments

As of March 31, 2016, the Company had raw material and service contract commitments totaling $33.3 million and capital expenditure commitments of $7.6 million related to new looms and other equipment upgrades at various U.S. and foreign plant locations not reflected as liabilities on the accompanying consolidated balance sheet. In July 2015, the Company committed to build a new natural gas generation facility at the Company’s Parras Cone plant location in Mexico. Construction of the natural gas facility began in August 2015 and is expected to be operational by the end of 2016.

At December 31, 2015, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $10.5 million. The Company contributed $2.5 million to this plan during fiscal year 2015 and $0.2 million in the three months ended March 31, 2016. The Company estimates making total contributions to this plan in the range of $1.1 million to $1.5 million in 2016, with such lower estimated funding amounts in 2016 primarily due to certain actuarially determined shortfall calculations from previous years becoming fully amortized in 2015. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employment reductions, if any, which may occur during any business restructuring) and other actuarial assumptions.

The Company plans to fund these obligations from cash expected to be generated from operations and funds available under our credit facilities and short-term borrowings, depending upon limitations in its various loan agreements and to the extent available to the Company. ITG believes that future external financings may include, but may not be limited to, additional borrowings under existing, or any new, credit agreements, or the issuance of equity or debt securities or additional funding from certain affiliates, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

Off-Balance Sheet Arrangements

In 2011, the Company entered into a Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of Fund IV. The obligations of the Company under the Guaranty are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the U.S. Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of December 31, 2015, Cone Denim (Jiaxing) Limited had outstanding short-term working capital loans from various Chinese financial institutions, including approximately $1.1 million guaranteed by a $1.4 million standby letter of credit with Fund IV pursuant to the Guaranty. On March 23, 2016, such standby letter of credit was terminated and an additional $1.2 million of principal amount of Tranche B Notes were issued in satisfaction of the Company’s obligations thereunder for accrued guaranty fees. Pursuant to the Guaranty, the Company was required to pay a per annum amount equal to 10% of the amount of any outstanding letters of credit pursuant to the Guaranty. At March 31, 2016, there were no letters of credit outstanding pursuant to the Guaranty, and fees under the Guaranty in the three months ended March 31, 2016 and 2015 were not material.

Derivative Instruments

Derivative instruments used periodically by the Company for foreign currency, cotton, wool and natural gas purchases consist primarily of forward purchase contracts. The Company does not utilize financial instruments for trading or other speculative purposes. The Company has historically qualified for the “normal purchases exception” under GAAP for derivatives related to its cotton and wool forward purchase contracts and certain of its natural gas contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company periodically uses certain derivative financial instruments to reduce exposure to the volatility of certain foreign currencies and has designated certain of such instruments as cash flow hedges under hedge accounting rules in the three months ended March 31, 2016 and 2015. The Company did not designate its natural gas derivative contracts or its Swiss Franc or Euro foreign currency derivative contracts as hedges for any of the periods presented herein. The fair value of net derivative liabilities recognized in the March 31, 2016 and December 31, 2015 consolidated balance sheets were $1.1 million and $2.3 million, respectively. The total amount, before income taxes, of net losses on derivative instruments recognized in the consolidated statements of operations was $1.2 million in the three months ended March 31, 2016 and $0.3 million in the three months ended March 31, 2015. The amount, before income taxes, recognized in other comprehensive income (loss) related to the effective portion of derivative instruments was a gain of $1.0 million in in the three months ended March 31, 2016 and a loss of $0.7 million in the three months ended March 31, 2015.

Critical Accounting Policies, Assumptions and Estimates

This management’s discussion and analysis of the Company’s financial position and results of operations is based on the Company’s unaudited consolidated financial statements and related notes. A summary of significant accounting policies applicable to the Company’s operations is disclosed in Note 1 to the Consolidated Financial Statements included in the Annual

Report, and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. As of March 31, 2016, there were no changes in the nature of the Company’s then-existing critical accounting policies or the application of those policies from those disclosed in the Annual Report.

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

During the quarter ended March 31, 2016, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The sixth paragraph of Note 6 to the Company’s Consolidated Financial Statements included elsewhere herein with respect to cumulative preferred stock dividends in arrears is incorporated herein by reference.

ITEM 6.	EXHIBITS

10.1

English translation of Loan Agreement, dated as of February 3, 2016, by and among Parras Cone de Mexico, S.A. de C.V., and Banco Nacional de Mexico, S.A. as lender thereto (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 000-23938) for the fiscal year ended December 31, 2015)

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

May 11, 2016
	By:	/s/ Gail A. Kuczkowski
Gail A. Kuczkowski
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)