Form 10-Q
period 2016-06-30
INTERNATIONAL TEXTILE GROUP INC
filed 2016-08-11
CIK 918964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of August 5, 2016, was 17,468,327.

			PAGE

PART I	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015	4

		Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015	5

		Unaudited Consolidated Statements of Comprehensive Operations for the three and six months ended June 30, 2016 and 2015	6

		Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015	7

		Notes to Consolidated Financial Statements (Unaudited)	8 - 25

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26 - 34

	ITEM. 4	CONTROLS AND PROCEDURES	35

PART II	OTHER INFORMATION

	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	35

	ITEM 6.	EXHIBITS	35

SIGNATURE			36

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
●

adverse changes or increases in U.S. government policies that are unfavorable to domestic manufacturers, including, among others, the recently signed Trans-Pacific Partnership agreement, which is subject to ratification and implementation by the participating countries, and the proposed Transatlantic Trade and Investment Partnership, which is under negotiation between the European Union and the United States, significant budget constraints, and potential further cost reductions by various governmental agencies, including the U.S. Defense Department, that could affect certain of our businesses and result in impairments of our goodwill and/or indefinite lived intangible assets;

●	our financial condition, which may put us at a competitive disadvantage compared to our competitors that have less debt;
●	our ability to generate sufficient cash flows, improve our liquidity or fund necessary or anticipated capital expenditures;
●	our ability to comply with the covenants in our financing agreements, or to obtain waivers of these covenants when and if necessary;
●	our ability to repay or refinance our debt as it becomes due;
●	significant increases in the underlying interest rates on which our variable rate debt is based;
●	lower than anticipated demand for our products;
●	the success of, and our relationships with, our largest customers and suppliers;
●	competitive pricing pressures on our sales, and our ability to achieve further cost reductions required to sustain global cost competitiveness;
●	our ability to develop new products that gain customer acceptance;
●	increases or volatility in the prices of raw materials, dyes and chemicals, and increases in utility costs, and our ability to plan for and respond to the impact of those changes;
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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,970	$12,314
Accounts receivable, less allowances of $1,346 and $1,303, respectively	67,735	59,313
Sundry notes and receivables	9,475	10,298
Inventories	103,711	99,157
Prepaid expenses	3,506	2,224
Other current assets	1,041	1,011
Total current assets	195,438	184,317
Property, plant and equipment, net	115,856	106,646
Intangibles and deferred charges, net	945	1,052
Goodwill	2,740	2,740
Deferred income taxes	5,817	7,049
Other assets	2,497	7,599
Total assets	$323,293	$309,403
Liabilities and Stockholders' Deficit
Current liabilities:
Current portion of bank debt and other long-term obligations	$6,067	$6,811
Short-term borrowings	38,379	32,400
Accounts payable	37,849	45,389
Sundry payables and accrued liabilities	23,450	23,803
Income taxes payable	904	1,010
Total current liabilities	106,649	109,413
Bank debt and other long-term obligations, net of current portion	41,345	48,589
Senior subordinated notes - related party, including PIK interest	193,807	181,362
Income taxes payable	1,263	2,248
Deferred income taxes	729	695
Other liabilities	16,046	17,161
Total liabilities	359,839	359,468
Commitments and contingencies
Stockholders' deficit:
Series C preferred stock (par value $0.01 per share; 5,000,000 shares authorized; 114,628 shares issued and outstanding; and aggregate liquidation value of $140,253 and $134,748 at June 30, 2016 and December 31, 2015, respectively)	114,183	114,183
Series A convertible preferred stock (par value $0.01 per share; 15,000,000 shares authorized; 3,165,071 shares issued and outstanding; and aggregate liquidation value of $103,526 and $92,089 at June 30, 2016 and December 31, 2015, respectively)	79,127	79,127
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 shares issued and outstanding)	175	175
Capital in excess of par value	21,944	21,944
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(244,766)	(257,526)
Accumulated other comprehensive loss, net of taxes	(6,798)	(7,557)
Total stockholders' deficit	(36,546)	(50,065)
Total liabilities and stockholders' deficit	$323,293	$309,403

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net sales	$148,430	$157,281	$297,560	$301,407
Cost of goods sold	123,483	134,019	248,384	259,964
Gross profit	24,947	23,262	49,176	41,443
Selling and administrative expenses	12,188	11,934	23,939	23,594
Provision for (recovery of) bad debts	(12)	354	26	433
Other operating income - net	(2,961)	(3,182)	(2,940)	(3,175)
Restructuring charges	22	-	318	-
Income from operations	15,710	14,156	27,833	20,591
Non-operating other income (expense):
Interest income	77	54	144	100
Interest expense - related party PIK interest	(5,706)	(5,027)	(11,211)	(9,853)
Interest expense - third party	(1,254)	(1,913)	(2,567)	(3,874)
Other income (expense) - net	916	42	779	595
Total non-operating other income (expense) - net	(5,967)	(6,844)	(12,855)	(13,032)
Income from continuing operations before income taxes and equity in losses of unconsolidated affiliates	9,743	7,312	14,978	7,559
Income tax (expense) benefit	(1,377)	1,357	(2,189)	606
Equity in losses of unconsolidated affiliates	-	(45)	-	(105)
Income from continuing operations	8,366	8,624	12,789	8,060
Loss from discontinued operations, net of income taxes	(13)	(11)	(29)	(35)
Net income	$8,353	$8,613	$12,760	$8,025

Net income	$8,353	$8,613	$12,760	$8,025
Accrued preferred stock dividends, including arrearages for the period	(4,559)	(4,215)	(9,030)	(8,303)
Net income (loss) attributable to common stock	$3,794	$4,398	$3,730	$(278)

Net income (loss) per share attributable to common stock, basic:
Income (loss) from continuing operations	$0.22	$0.25	$0.21	$(0.02)
Loss from discontinued operations	-	-	-	-
	$0.22	$0.25	$0.21	$(0.02)
Net income (loss) per share attributable to common stock, diluted:
Income (loss) from continuing operations	$0.20	$0.23	$0.21	$(0.02)
Loss from discontinued operations	-	-	-	-
	$0.20	$0.23	$0.21	$(0.02)

Weighted average number of shares outstanding - basic	17,468	17,468	17,468	17,468
Weighted average number of shares outstanding - diluted	27,403	26,681	17,468	17,468

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Comprehensive Operations
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$8,353	$8,613	$12,760	$8,025

Other comprehensive income (loss), net of taxes:
Cash flow hedge adjustments	(504)	(249)	467	(937)
Pension and postretirement liability adjustments	112	115	292	230
Other comprehensive income (loss)	(392)	(134)	759	(707)

Net comprehensive income	$7,961	$8,479	$13,519	$7,318

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$12,760	$8,025
Adjustments to reconcile net income to net cash provided by (used in) operations:
Provision for bad debts	26	433
Depreciation and amortization of property, plant and equipment	6,162	5,762
Amortization of deferred financing costs	177	225
Deferred income taxes	878	(1,430)
Equity in losses of unconsolidated affiliates	-	105
Loss on sale of assets	197	9
Non-cash interest expense	11,211	9,875
Foreign currency remeasurement (gains) losses	(313)	340
Contributions to pension and postretirement benefit plans	(934)	(1,561)
Changes in operating assets and liabilities:
Accounts receivable	(8,516)	(9,894)
Inventories	(4,554)	(11,590)
Other current assets	(1,392)	(2,011)
Accounts payable and accrued liabilities	(4,759)	1,109
Income taxes payable	(840)	(587)
Other	83	710
Net cash provided by (used in) operating activities	10,186	(480)

INVESTING ACTIVITIES
Capital expenditures	(4,933)	(2,364)
Deposits and other costs related to equipment to be purchased	(5,974)	(1,915)
Investments in and advances to unconsolidated affiliates	-	(105)
Proceeds from sale of property, plant and equipment	115	14
Net cash used in investing activities	(10,792)	(4,370)

FINANCING ACTIVITIES
Proceeds from issuance of term loans	2,600	1,000
Repayment of term loans	(3,433)	(7,308)
Net borrowings (repayments) under revolving loans	(7,164)	13,188
Net proceeds from (repayments of) short-term borrowings	6,663	(1,126)
Payment of financing fees	-	(184)
Repayment of capital lease obligations	(62)	(39)
Net cash provided by (used in) financing activities	(1,396)	5,531

Effect of exchange rate changes on cash and cash equivalents	(342)	(321)
Net change in cash and cash equivalents	(2,344)	360
Cash and cash equivalents at beginning of period	12,314	9,466
Cash and cash equivalents at end of period	$9,970	$9,826

Supplemental disclosures of cash flow information:
Cash payments (refunds) of income taxes, net	$2,271	$925
Cash payments for interest	$2,328	$3,424
Non-cash investing and financing activities:
Issuance of related party debt to settle guaranty fee obligation	$1,235	$-
Additions to property, plant and equipment using deposits or trade credits	$10,873	$163
Capital lease obligations incurred to acquire assets	$-	$207

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

Business and Credit Concentrations

The Company’s business is dependent on the success of, and its relationships with, its largest customers. No single customer accounted for 10% or more of the Company’s consolidated accounts receivable as of June 30, 2016 or December 31, 2015, and one customer, V.F. Corporation, accounted for approximately 12% of the Company’s consolidated net sales in the year ended December 31, 2015 and in the six months ended June 30, 2016, which sales were in the bottom-weight woven fabrics segment. Additionally, the Company believes that two of its customers, Levi Strauss & Co. (in the bottom-weight woven fabrics segment) and the U.S. Department of Defense (in the bottom-weight woven fabrics and commission finishing segments), are able to direct certain of their respective producers to purchase products directly from the Company for use in these customers’ products. Although neither Levi Strauss & Co. nor the U.S. Department of Defense are directly liable for the payment by any of those producers for products purchased from the Company, the Company believes that continued sales to the producers of Levi Strauss & Co. and U.S. Department of Defense products are dependent upon the Company maintaining strong supplier/customer relationships with each of Levi Strauss & Co. and the U.S Department of Defense.

The Company has a purchase agreement with Summit Yarn LLC, an affiliate of Parkdale America, LLC, to provide for a long-term supply of yarn for certain of the Company’s operations. Purchases of raw materials from Summit Yarn LLC and Parkdale were approximately $57.2 million in the year ended December 31, 2015 and approximately $26.7 million in the six months ended June 30, 2016, which purchases were in the bottom-weight woven fabrics segment. The Company believes that its purchases from Summit Yarn LLC comprise the majority of the production of that entity.

The loss of or reduction in business from any key customer or supplier or a worsening of certain customer or supplier relationships could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in relevant financing documents that limit the cash dividends they can pay and loans they may make to the Company. Of the Company’s consolidated cash balance of $10.0 million at June 30, 2016, approximately $0.3 million held by certain subsidiaries was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to various governmental statutes and regulations that restrict and/or limit loans and dividend payments they may make to the Company. At June 30, 2016, the Company’s proportionate share of restricted net assets of its consolidated subsidiaries was approximately $28.3 million.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue From Contracts With Customers (Topic 606)”, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. ASU 2014-09 was originally proposed to be effective for the Company for annual periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 for one year, making ASU 2014-09 effective for annual periods beginning after December 15, 2017 for all public business entities, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. ASU 2016-08 amends the principal-versus-agent implementation guidance and illustrations in Topic 606. The FASB issued ASU 2016-08 in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. ASU 2016-10 amends the guidance in Topic 606 related to identifying performance obligations and accounting for licenses of intellectual property. The amendments address implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group. In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for consideration given by a vendor to a customer, as well as accounting for shipping and handling fees and freight services. ASU 2016-12 provides clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. In addition, ASU 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. The updates are not intended to change the core principles of Topic 606; however, they attempt to clarify important aspects of the guidance and improve its operability. The FASB also amended examples and added several new examples to illustrate the new guidance. The Company is currently evaluating the impact, if any, that these ASUs will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. ASU 2014-15 defines and clarifies that substantial doubt exists when conditions and events indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date financial statements are issued or available to be issued and requires management to perform the assessment every interim and annual period. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. ASU 2014-15 is a disclosure only update, and does not impact companies’ financial statements. Adoption of this standard is not expected to have an impact on the Company’s financial statement disclosures.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For public companies, ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, and the guidance is to be applied using the modified-retrospective approach. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.

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

Because the disposal or transfer of assets and obligations of the ITG-PP business comprised the entire business operations of such entity and the Company has no significant continuing cash flows from, or continuing involvement with, such operation, the results of operations of the ITG-PP business are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. ITG-PP did not have any net sales in the three or six months ended June 30, 2016 or 2015. In accordance with GAAP, the Company allocates parent company interest to discontinued operations based on parent company debt that is required to be repaid from proceeds of the transaction giving rise to the disposition. No parent company interest has been allocated to the ITG-PP discontinued operations due to the uncertainty of any amounts to be received by the Company.

Note 3 Inventories

Inventories are valued at the lower of cost or market value using the first-in, first-out method. The major classes of inventory are as follows (in thousands):

	June 30,	December 31,
	2016	2015

Raw materials	$9,557	$10,018
Work in process	35,232	33,296
Finished goods	48,328	45,003
Dyes, chemicals and supplies	10,594	10,840
Total inventories	$103,711	$99,157

Note 4 Impairment Testing of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets pursuant to the provisions of FASB ASC 360, “Property, Plant, and Equipment”. Such recoverability reviews and tests did not result in any impairment charges in the three or six months ended June 30, 2016 or 2015. The Company cannot predict the occurrence of any future events that might adversely affect the carrying value of long-lived assets. A decline in general economic or industry-specific business conditions could result in future impairment charges with respect to the Company’s long-lived assets, including any of its property, plant and equipment.

Note 5 Long-Term Debt and Short-Term Borrowings

Total outstanding long-term debt of the Company consisted of the following (in thousands):

	June 30, 2016			December 31, 2015
		Unamortized			Unamortized
		Debt			Debt
	Principal	Issuance	Net	Principal	Issuance	Net
	Amount	Costs	Balance	Amount	Costs	Balance
Revolving loans:
ITG, Inc.	$3,194	$—	$3,194	$10,558	$—	$10,558
Parras Cone de Mexico, S.A. de C.V. revolver facility (1)	14,100	—	14,100	13,900	—	13,900
Term loans:
ITG, Inc.	1,394	(29)	1,365	2,803	(77)	2,726
Burlington Morelos S.A. de C.V. (1)	9,725	(92)	9,633	10,656	(103)	10,553
Parras Cone de Mexico, S.A. de C.V. (1)	18,936	(88)	18,848	17,429	(101)	17,328
Other:
Senior subordinated notes - related party, including PIK interest	193,807	—	193,807	181,362	—	181,362
Capitalized lease obligations	272	—	272	335	—	335
Total long-term debt	241,428	(209)	241,219	237,043	(281)	236,762
Less: current portion of long-term debt	(6,096)	29	(6,067)	(6,888)	77	(6,811)
Total long-term portion of long-term debt	$235,332	$(180)	$235,152	$230,155	$(204)	$229,951

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

The U.S. Term Loan is due and payable on January 1, 2017, and outstanding amounts under the U.S. Revolver are due and payable on December 18, 2019. The U.S. Term Loan requires repayments of $0.3 million per month until maturity. Borrowings under the U.S. Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option. At June 30, 2016, there was $3.2 million outstanding under the U.S. Revolver at a weighted average interest rate of 5.0% and $1.3 million principal outstanding under the U.S. Term Loan at a weighted average interest rate of 3.4% (effective interest rate of 9.7%). As of June 30, 2016, the Company had $8.0 million of standby letters of credit issued in the normal course of business that reduced borrowing availability under the U.S. Revolver, none of which had been drawn upon. At June 30, 2016, the Company’s average adjusted availability (as defined under the U.S. Credit Agreement) under the U.S. Revolver was $64.6 million. Depending on amounts borrowed and average adjusted availability, the U.S. Revolver requires the payment of an unused commitment fee in the range of 0.25% to 0.375% annually, payable monthly.

If the Company’s excess availability (as defined in the U.S. Credit Agreement) falls below certain predefined levels, the lenders under the U.S. Credit Agreement can draw upon a standby letter of credit in the amount of $15.5 million (the “WLR LC”); no such amounts had been drawn by the lenders as of June 30, 2016. The U.S. Credit Agreement provides for reductions of the WLR LC of up to $5.0 million, or termination of the WLR LC, based upon amounts of the U.S. Term Loan repaid under the U.S. Credit Agreement, the maintenance of a specified fixed charge coverage ratio, the level of average excess availability, and certain other conditions. The WLR LC has been provided by WLR Recovery Fund IV, L.P. (“Fund IV”), which is controlled by WL Ross & Co. LLC, our controlling stockholder (“WLR LLC”). One member of our board of directors is also affiliated with various investment funds controlled by WLR LLC (collectively, the “WLR Affiliates”) that directly own a majority of our voting stock.

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

The U.S. Credit Agreement contains affirmative and negative covenants and events of default customary for agreements of this type. The Company was in compliance with such covenants as of June 30, 2016. The U.S. Credit Agreement also contains a cross default and cross acceleration provision relating to that certain Note Purchase Agreement, originally dated as of June 6, 2007 (as amended, the “Note Purchase Agreement” discussed below).

Subsidiary Credit Facilities

In January 2015, a wholly-owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Burlington Morelos”), entered into a five year, $12.2 million term loan with Banco Nacional de Mexico, S.A. (“Banamex”) with principal repayments of $0.2 million per month until January 2020, with the remaining principal balance due in February 2020. The obligations of Burlington Morelos under such term loan are denominated in U.S. dollars and are secured by a pledge of all property, plant and equipment of Burlington Morelos and its subsidiaries. The interest rate on borrowings under this term loan agreement is variable at LIBOR plus 3.5%. At June 30, 2016, the principal amount outstanding under the Burlington Morelos term loan was $9.7 million at an interest rate of 3.9% (effective interest rate of 4.4%).

In January 2015, a wholly-owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a $14.6 million term loan agreement. The term loan agreement requires principal repayments in varying amounts of up to $0.3 million per month until March 2021, with balloon payments of $2.7 million in February 2020 and $0.5 million in April 2021. The obligations of Parras Cone under this loan are denominated in U.S. dollars, are secured by all of the assets of Parras Cone, and are guaranteed by Parras Cone’s direct parent, Burlington Morelos. The interest rate on borrowings under this term loan is variable at LIBOR plus 3.5%. At June 30, 2016, total principal amount outstanding under the Parras Cone term loan was $12.2 million at a weighted average interest rate of 3.9% (effective interest rate of 4.2%).

In July 2015, Parras Cone entered into a separate $7.0 million term loan agreement, with the proceeds from borrowings thereunder to be used for construction of a natural gas powered cogeneration facility at its plant location in Mexico. The term loan requires equal monthly principal repayments based on the outstanding principal balance beginning in February 2017 and continuing through a period not to exceed 72 months from the date of the draw. The obligations of Parras Cone under such term loan are denominated in U.S. dollars, are secured by all of the assets of Parras Cone and are guaranteed by Parras Cone’s direct parent, Burlington Morelos. The interest rate on borrowings under the term loan agreement is variable at LIBOR plus 2.95% for the first three years of the term loan and LIBOR plus 2.75% thereafter. As of June 30, 2016, Parras Cone had borrowed $4.2 million under this agreement at a contractual and effective interest rate of 3.4%. Parras Cone borrowed the remaining $2.8 million available under this facility in July 2016.

In August 2015, Parras Cone entered into a revolving credit agreement that provides for borrowing availability of up to $18.0 million with a maturity date of August 17, 2018. Borrowings under this facility are denominated in U.S. dollars and are secured by all of the assets of Parras Cone and are guaranteed by Parras Cone’s direct parent, Burlington Morelos. The interest rate on borrowings under the Parras Cone revolving credit agreement is variable at LIBOR plus 3.25%. At June 30, 2016, the amount outstanding under the Parras Cone revolving credit facility was $14.1 million at a contractual and effective interest rate of 3.7%.

In February 2016, Parras Cone entered into a separate $2.5 million term loan agreement, with the proceeds from borrowings thereunder to be used for new machinery and equipment at its plant location in Mexico. The term loan requires equal monthly principal repayments based on the outstanding principal balance beginning in August 2016 and continuing through a period not to exceed 66 months from the date of the draw. The obligations of Parras Cone under such term loan are denominated in U.S. dollars, are secured by all of the assets of Parras Cone and are guaranteed by Parras Cone’s direct parent, Burlington Morelos. The interest rate on borrowings under the term loan agreement is variable at LIBOR plus 3.5%. At June 30, 2016, total principal amount outstanding under the Parras Cone term loan was $2.5 million at a contractual and effective interest rate of 3.9%.

The credit facilities entered into by the Company’s subsidiaries in Mexico described above contain customary provisions for default for agreements of this nature. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights as a secured party. Such term loans also contain certain customary financial covenant requirements applicable to the Company’s subsidiaries in Mexico. In addition, Burlington Morelos and its subsidiaries, including Parras Cone, are restricted under such term loans from making annual capital expenditures in excess of certain percentages (as defined in the term loan agreements) of the annual consolidated net sales of such consolidated group. As of June 30, 2016, Burlington Morelos and its subsidiaries, including Parras Cone, were in compliance with such covenants. Borrowings under these credit facilities are non-recourse to the ITG parent company.

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

At various times, the WLR Affiliates purchased from holders certain of the Notes with an original interest rate of 12% per annum which were thereafter amended, restated and reissued in the form of Tranche B Notes. The Tranche B Notes are classified as “Senior subordinated notes - related party, including PIK interest” in the Company’s accompanying consolidated balance sheets. The Tranche B Notes bear PIK interest at 12% per annum and mature on June 30, 2019. At June 30, 2016, $193.8 million aggregate principal amount was outstanding under the Tranche B Notes, including PIK interest.

Debt Maturities

As of June 30, 2016, aggregate maturities of long-term debt for each of the next five 12-month periods were as follows: $6.1 million, $5.5 million, $213.4 million, $12.8 million and $2.6 million.

Short-term Borrowings

The Company and certain of its subsidiaries had short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $38.4 million at June 30, 2016 and $32.4 million at December 31, 2015, with weighted average interest rates of 5.2% and 5.0%, respectively. At June 30, 2016, such amounts included the following arrangements: ITG and its U.S. subsidiaries had outstanding short-term financing obligations from certain cotton and other suppliers in the amount of $4.8 million; Cone Denim (Jiaxing) Limited had outstanding short-term working capital loans in an aggregate amount of $29.0 million from various Chinese financial institutions, including approximately $15.4 million secured by a guarantee and the land and buildings at Jiaxing Burlington Textile Company, as well as certain other inventory at Cone Denim (Jiaxing) Limited; and Jiaxing Burlington Textile Company had outstanding short-term working capital loans from certain Chinese financial institutions in the amount of $4.6 million, which are guaranteed by standby letters of credit from the U.S. parent company.

Guarantees

FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of June 30, 2016, the Company and various of its consolidated subsidiaries were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various of its consolidated subsidiaries. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of or for the periods ended June 30, 2016 or December 31, 2015, except as noted herein.

In 2011, the Company entered into a Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of Fund IV. The obligations of the Company under the Guaranty were payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the U.S. Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of December 31, 2015, Cone Denim (Jiaxing) Limited had outstanding short-term working capital loans from various Chinese financial institutions, including approximately $1.1 million guaranteed by a $1.4 million standby letter of credit from Fund IV pursuant to the Guaranty. On March 23, 2016, such standby letter of credit was terminated and an additional $1.2 million of principal amount of Tranche B Notes were issued in satisfaction of the Company’s obligations thereunder for accrued guaranty fees. At June 30, 2016, there were no letters of credit outstanding pursuant to the Guaranty, and fees under the Guaranty in the three and six months ended June 30, 2016 and 2015 were not material.

Note 6 Stockholders’ Deficit

The components of stockholders’ deficit were as follows (in thousands):

							Accumu-
		Series A		Capital			lated other
	Series C	convertible		in			compre-
	preferred	preferred	Common	excess of	Treasury	Accumulated	hensive
	stock	stock	stock	par value	stock	deficit	loss	Total

Balance at December 31, 2015	$114,183	$79,127	$175	$21,944	$(411)	$(257,526)	$(7,557)	$(50,065)
Net income	—	—	—	—	—	12,760	—	12,760
Foreign currency cash flow hedges, net of taxes	—	—	—	—	—	—	467	467
Actuarial gains on benefit plans, net of taxes	—	—	—	—	—	—	292	292
Balance at June 30, 2016	$114,183	$79,127	$175	$21,944	$(411)	$(244,766)	$(6,798)	$(36,546)

The Company has 150,000,000 shares of common stock authorized at $0.01 par value per share, of which 17,468,327 shares were issued and outstanding at each of June 30, 2016 and December 31, 2015. As of June 30, 2016, the Company had 100,000,000 shares of preferred stock authorized, including 5,000,000 shares of Series C Preferred Stock (the “Series C Preferred Stock”), of which 114,628 shares were issued and outstanding at each of June 30, 2016 and December 31, 2015, 15,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 3,165,071 shares were issued and outstanding at each of June 30, 2016 and December 31, 2015, and 5,000,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at June 30, 2016 or December 31, 2015. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

Pursuant to the certificates of designation of the Series C Preferred Stock and the Series A Preferred Stock, the Company is prohibited from paying dividends, if declared by the Company’s board of directors, on such preferred stock until funds are legally available therefor. As of June 30, 2016, dividends in arrears on preferred stock were $25.6 million, or $223.55 per share, on the Series C Preferred Stock, and $16.5 million, or $5.21 per share, on the Series A Preferred Stock, each payable in additional shares of such preferred stock.

The components of, and changes in, accumulated other comprehensive loss, net of income taxes, were as follows (in thousands):

	Gains and
	Losses on
	Foreign
	Currency Cash	Pension	Postretirement
	Flow Hedges (1)	Benefits (2)	Benefits (2)	Total

Balance at December 31, 2015	$(2,051)	$(5,180)	$(326)	$(7,557)
Other comprehensive income (loss) before reclassifications	(120)	—	69	(51)
Amounts reclassified:
Net (gains) and losses	1,091	—	—	1,091
Amortization of net actuarial losses	—	111	—	111
Other comprehensive income for the period	971	111	69	1,151
Balance at March 31, 2016	(1,080)	(5,069)	(257)	(6,406)
Other comprehensive loss before reclassifications	(1,529)	—	—	(1,529)
Amounts reclassified:
Net (gains) and losses	1,025	—	—	1,025
Amortization of net actuarial losses	—	112	—	112
Other comprehensive income (loss) for the period	(504)	112	—	(392)
Balance at June 30, 2016	$(1,584)	$(4,957)	$(257)	$(6,798)

	Gains and
	Losses on
	Foreign
	Currency Cash	Pension	Postretirement
	Flow Hedges (1)	Benefits (2)	Benefits (2)	Total

Balance at December 31, 2014	$(766)	$(5,644)	$(348)	$(6,758)
Other comprehensive loss before reclassifications	(1,036)	—	—	(1,036)
Amounts reclassified:
Net (gains) and losses	348	—	—	348
Amortization of net actuarial losses	—	115	—	115
Other comprehensive income (loss) for the period	(688)	115	—	(573)
Balance at March 31, 2015	(1,454)	(5,529)	(348)	(7,331)
Other comprehensive loss before reclassifications	(845)	—	—	(845)
Amounts reclassified:
Net (gains) and losses	596	—	—	596
Amortization of net actuarial losses	—	115	—	115
Other comprehensive income (loss) for the period	(249)	115	—	(134)
Balance at June 30, 2015	$(1,703)	$(5,414)	$(348)	$(7,465)

(1)     See Note 8, "Derivative Instruments".

(2)     The changes to these components are included in the computations of net periodic benefit costs. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information about the Company's pension and postretirement benefit plans.

Note 7 Reconciliation to Diluted Income (Loss) Per Share

The following table shows the amounts used in computing income (loss) per share applicable to common shareholders and the effect of any shares of dilutive potential common stock issuances (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Income from continuing operations	$8,366	$8,624	$12,789	$8,060
Accrued preferred stock dividends, including arrearages for the period	(4,559)	(4,215)	(9,030)	(8,303)
Income (loss) from continuing operations applicable to common shareholders	3,807	4,409	3,759	(243)
Effect of dilutive securities:
Convertible preferred stock	1,779	1,650	—	—
Numerator for diluted income (loss) per share from continuing operations	$5,586	$6,059	$3,759	$(243)

Loss from discontinued operations	$(13)	$(11)	$(29)	$(35)
Effect of dilutive securities:
None	—	—	—	—
Numerator for diluted loss per share from discontinued operations	$(13)	$(11)	$(29)	$(35)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Weighted-average number of common shares used in basic income (loss) per share	17,468	17,468	17,468	17,468
Effect of dilutive securities:
Convertible preferred stock	9,935	9,213	—	—
Weighted-average number of common shares and dilutive potential common shares used in diluted income (loss) per share	27,403	26,681	17,468	17,468

Based on the number of shares of Series A Preferred Stock outstanding as of June 30, 2016 and the Series A Preferred Stock Liquidation Value thereof on such date, the Series A Preferred Stock could potentially be converted at the option of the holders thereof into 9,935,379 shares of the Company’s common stock. The following table sets forth the number of shares that could potentially dilute basic earnings per share in the future that were not included in the diluted income (loss) per share computations because their inclusion would have been antidilutive (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Convertible preferred stock	—	—	9,843	9,127

Note 8 Derivative Instruments

Derivative instruments used periodically by the Company for foreign currency, cotton, wool and natural gas purchases consist primarily of forward purchase contracts. The Company does not utilize financial instruments for trading or other speculative purposes. The Company has historically qualified for the “normal purchases exception” under GAAP for derivatives related to its cotton and wool forward purchase contracts and certain of its natural gas contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies and has designated certain of such instruments as cash flow hedges under hedge accounting rules in the three and six months ended June 30, 2016 and 2015. The following table indicates the forward purchase contracts outstanding at June 30, 2016 and December 31, 2015, as applicable, that were entered into to hedge forecasted purchases in certain of the subsequent monthly periods ending on the indicated dates:

			Number of Units
			June 30,	December 31,
Contract	Hedge End Date	Unit	2016	2015

Foreign currency forward purchase contracts	December 31, 2016	Mexican Peso	362,409,674	735,760,877
Foreign currency forward purchase contracts	December 31, 2016	Chinese Yuan	91,571,047	180,890,616
Foreign currency forward purchase contracts	August 5, 2016	Eurozone Euro	98,457	2,473,961
Foreign currency forward purchase contracts	February 24, 2016	Swiss Francs	—	1,854,091

The fair value of the Company’s derivative instruments recognized in the June 30, 2016 and December 31, 2015 consolidated balance sheets consisted of the following (in thousands):

	Fair Value of Derivative Assets (Liabilities)
	Balance
	Sheet	June 30,	December 31,
	Location	2016	2015
Derivatives designated as hedging instruments under FASB ASC 815
Foreign currency contracts	Other current assets	$—	$58

Foreign currency contracts	Sundry payables and accrued liabilities	(1,847)	(2,320)

Total fair value of net derivative liabilities		$(1,847)	$(2,262)

The effect of derivative instruments on the financial performance of the Company was as follows (in thousands):

				Amount of Net
				Loss Reclassified from
	Amount of Net Loss in			Accumulated Other
	Other Comprehensive		Location of Net	Comprehensive
	Loss - Effective Portion		Loss Reclassified from	Loss into Income
	Three Months Ended		Accumulated Other	Three Months Ended
	June 30,		Comprehensive Loss	June 30,
	2016	2015	into Income	2016	2015
Derivatives designated as cash flow hedging instruments under FASB ASC 815
Foreign currency contracts	$(1,529)	$(845)	Cost of goods sold	$(1,025)	$(596)

	$(1,529)	$(845)		$(1,025)	$(596)

				Amount of Net
				Loss Reclassified from
	Amount of Net Loss in			Accumulated Other
	Other Comprehensive Income		Location of Net	Comprehensive Income
	(Loss) - Effective Portion		Loss Reclassified from	(Loss) into Income
	Six Months Ended		Accumulated Other	Six Months Ended
	June 30,		Comprehensive Loss	June 30,
	2016	2015	into Income	2016	2015
Derivatives designated as cash flow hedging instruments under FASB ASC 815
Foreign currency contracts	$(1,649)	$(1,881)	Cost of goods sold	$(2,116)	$(944)

	$(1,649)	$(1,881)		$(2,116)	$(944)

The Company did not exclude any amounts of its foreign currency cash flow hedges from effectiveness testing during any periods presented herein, and such tests resulted in the hedges being effective, or expected to be effective, in offsetting the variability of the designated forecasted cash flows. The maximum duration of foreign currency cash flow hedge contracts do not exceed twelve months; therefore, gains and losses reported in accumulated other comprehensive loss are expected to be reclassified into earnings within the next twelve months. The estimated net loss related to cash flow hedges that will be reclassified from accumulated other comprehensive loss into earnings over the next twelve months is $1.6 million.

The Company did not designate its Swiss Franc and Euro foreign currency derivative contracts as hedges for any of the periods presented herein. The Company’s Swiss Franc and Euro foreign currency derivative contracts are used to hedge the future cash flows related to the purchase of certain machinery and equipment. Accordingly, gains and losses on these derivative contracts are recorded as a component of the amount of deposits on, or cost of, the machinery and equipment; such gains and losses were not material in the three or six months ended June 30, 2016 or 2015.

Note 9 Commitments and Contingencies

Asbestos materials are present at certain of the Company’s facilities, and applicable regulations would require the Company to handle and dispose of these items in a special manner if these facilities were to undergo certain major renovations or if they were demolished. FASB ASC 410, “Asset Retirement and Environmental Obligations,” provides guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity. In accordance with FASB ASC 410, the Company has not recognized a liability associated with these obligations, because the fair value of such liabilities cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of these facilities. The Company expects to maintain these facilities by repair and maintenance activities that do not involve the removal of any of these items and has not identified any need for major renovations caused by technology changes, operational changes or other factors. In accordance with FASB ASC 410, the Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value. As of June 30, 2016, the Company did not have any liabilities recorded for these obligations.

As of June 30, 2016, the Company had raw material and service contract commitments totaling $40.0 million and capital expenditure commitments of $4.6 million related to new looms and other equipment upgrades at various U.S. and foreign plant locations not reflected as liabilities on the accompanying consolidated balance sheet. In August 2015, the Company began construction on a natural gas powered cogeneration facility at the Company’s Parras Cone plant location in Mexico. This facility is expected to be operational by the end of 2016. These commitments were not reflected as liabilities on the accompanying consolidated balance sheet because the Company had not received or taken title to the related assets.

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

Net sales, income (loss) from continuing operations before income taxes, and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense)-net. Intersegment net sales for the three months ended June 30, 2016 and 2015 were primarily attributable to commission finishing sales of $0.1 million in each period. Intersegment net sales for the six months ended June 30, 2016 and 2015 were primarily attributable to commission finishing sales of $0.2 million and $0.1 million, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Sales:
Bottom-weight Woven Fabrics	$137,756	$146,512	$275,701	$282,705
Commission Finishing	10,542	10,640	21,659	18,424
All Other	192	201	376	380
	148,490	157,353	297,736	301,509
Less intersegment sales	(60)	(72)	(176)	(102)
	$148,430	$157,281	$297,560	$301,407

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$14,974	$13,545	$28,800	$22,988
Commission Finishing	625	649	1,247	624
Total reportable segments	15,599	14,194	30,047	23,612
Corporate expenses	(2,828)	(3,220)	(4,836)	(6,196)
Other operating income - net	2,961	3,182	2,940	3,175
Restructuring charges	(22)	–	(318)	–
Interest expense	(6,960)	(6,940)	(13,778)	(13,727)
Other income (expense) - net	993	96	923	695
	9,743	7,312	14,978	7,559
Income tax (expense) benefit	(1,377)	1,357	(2,189)	606
Equity in losses of unconsolidated affiliates	–	(45)	–	(105)
Income from continuing operations	8,366	8,624	12,789	8,060
Loss from discontinued operations, net of income taxes	(13)	(11)	(29)	(35)
Net income	$8,353	$8,613	$12,760	$8,025

	June 30,	December 31,
	2016	2015

Total Assets:
Bottom-weight Woven Fabrics	$293,579	$283,607
Commission Finishing	18,725	16,800
Corporate	10,944	8,954
All Other	45	42
	$323,293	$309,403

Note 11 Restructuring Activities

The charges for restructuring included in income from continuing operations included the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Severance and COBRA benefits	$22	$—	$318	$—

Hourly and salaried workforce reductions of 70 employees undertaken at our worsted wool fabric manufacturing facility in Mexico resulted in severance and other termination benefits of less than $0.1 million and $0.3 million recorded in the three and six months ended June 30, 2016, respectively, in the bottom-weight woven fabrics segment. These workforce reductions were primarily attributable to the outlook for lower demand for certain products at this facility.

In April 2014, the Company implemented an initiative to reduce its corporate administrative cost structure. Because the Company’s size, complexity and business structure has decreased in recent years, the Company’s board of directors determined that cost savings could be achieved with the restructuring of the Company’s executive structure. As a result of this restructuring, the Company and one of its executive officers entered into an agreement in April 2014 that provides certain benefits through December 31, 2017. Such benefits and other related corporate costs in the aggregate amount of $3.0 million were recorded in 2014 with a remaining liability balance of $1.0 million as of June 30, 2016.

Following is a summary of activity related to restructuring accruals (in thousands). The Company expects to pay $0.3 million of the liability outstanding at June 30, 2016 during the remainder of 2016 and $0.7 million in 2017.

Severance and COBRA Benefits
Balance at December 31, 2015	$1,383
2016 charges	296
Payments	(460)
Balance at March 31, 2016	1,219
2016 charges	22
Payments	(208)
Balance at June 30, 2016	$1,033

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

The following table provides a summary of the fair values of certain of the Company’s assets and liabilities measured on a recurring basis under FASB ASC 820 as of June 30, 2016 and December 31, 2015 (in thousands):

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs	Total At
	Assets (Level 1)	(Level 2)	(Level 3)	June 30, 2016
Assets:
Derivatives	$—	$—	$—	$—
Liabilities:
Derivatives	$—	$(1,847)	$—	$(1,847)

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs	Total At
	Assets (Level 1)	(Level 2)	(Level 3)	December 31, 2015
Assets:
Derivatives	$—	$58	$—	$58
Liabilities:
Derivatives	$—	$(2,320)	$—	$(2,320)

The Company cannot predict future events that might adversely affect the carrying value of assets. Any decline in economic conditions or other factors could result in impairment charges.

The accompanying consolidated financial statements include certain financial instruments, and the fair value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, notes receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of June 30, 2016 related to expected yield (under Level 2 of the fair value hierarchy), the Company estimated that the fair value of its Notes was approximately the principal plus accrued interest at June 30, 2016. The estimate of fair value of borrowings under the Company’s various bank loans and other financial instruments (under Level 2 of the fair value hierarchy) generally approximates the carrying values at June 30, 2016 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates.

Note 13 Other Income (Expense) – Net (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Foreign currency exchange gains (losses), net	$942	$42	$806	$373
Unrealized gains on derivative instruments, net	—	—	—	217
Other	(26)	—	(27)	5
	$916	$42	$779	$595

Note 14 Income Taxes

The Company recorded income tax expense of $1.4 million in the three months ended June 30, 2016 and an income tax benefit of $1.4 million in the three months ended June 30, 2015. The Company recorded income tax expense of $2.2 million in the six months ended June 30, 2016 and an income tax benefit of $0.6 million in the six months ended June 30, 2015. The Company files a consolidated U.S. federal income tax return with International Textile Group, Inc. as the parent company. The Company also has subsidiaries operating in various jurisdictions outside the United States and files income tax returns in the required jurisdictions. In certain foreign jurisdictions, the Company’s subsidiaries have operated under tax incentive programs that provided reduced or zero tax rates for certain subsidiaries for certain periods that remain currently open for examination by local authorities. Foreign entities record income tax expense based on the applicable laws and requirements of their respective tax jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.

Income tax expense for the three months ended June 30, 2016 is different from the amount obtained by applying statutory rates to income before income taxes primarily due to a net decrease in the valuation allowance of $1.9 million related to certain profitable operations during the period and certain other tax attributes, income tax expense of $1.2 million related to the negative impact of local foreign currency adjustments related to U.S. dollar-denominated net assets in Mexico and China, tax benefits related to other foreign tax adjustments of $1.3 million, state income tax expense and other U.S. tax adjustments of $0.1 million, and certain foreign and domestic business expenses that are not tax deductible. Income tax benefit for the three months ended June 30, 2015 is different from the amount obtained by applying statutory rates to income before income taxes primarily due to a net decrease of $2.0 million in the valuation allowance related to a net decrease in certain net operating loss carryforwards and net deferred income tax assets, management’s determination to decrease the valuation allowance related to certain operations in China by $2.1 million under GAAP, tax expense of $0.1 million related to foreign income tax rate differentials and adjustments, state income tax expense of $0.1 million, and certain foreign and domestic business expenses that are not tax deductible.

Income tax expense for the six months ended June 30, 2016 is different from the amount obtained by applying statutory rates to income before income taxes primarily due to a net decrease in the valuation allowance of $3.0 million related to certain profitable operations during the period and certain other tax attributes, a tax benefit of $1.0 million resulting from certain newly enacted tax relief measures related to the previously disclosed 2014 tax reform legislation in Mexico, income tax expense of $1.8 million related to the negative impact of local foreign currency adjustments related to U.S. dollar-denominated net assets in Mexico and China, tax benefits related to other foreign tax adjustments of $1.2 million, state income tax expense and other U.S tax adjustments of $0.2 million, and certain foreign and domestic business expenses that are not tax deductible. Income tax benefit for the six months ended June 30, 2015 is different from the amount obtained by applying statutory rates to income before income taxes primarily due to a net decrease of $2.0 million in the valuation allowance related to a net decrease in certain net operating loss carryforwards and net deferred income tax assets, an increase of $1.7 million related to the expiration of certain net operating loss carryforwards in China, which was offset by a reduction in the valuation allowance of $1.7 million, management’s determination to decrease the valuation allowance related to certain operations in China by $2.1 million under GAAP, tax expense of $0.6 million related to foreign income tax rate differentials and adjustments, state income tax expense of $0.3 million, and certain foreign and domestic business expenses that are not tax deductible.

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

Business and Industry Trends

Capital investment in the U.S. textile industry has increased in recent periods compared to other domestic manufacturing spending, which has decreased in certain sectors or remained flat overall. The textile industry in general has seen a slowdown or leveling off of imports of textile products into the U.S. from other countries over the last few years due to, among other things, a narrowing of labor, energy and production cost differentials, the slowing pace of economic growth in China and an increased interest in U.S.-produced goods, partially offset in recent periods by lower shipping costs due to lower fuel prices and a strong U.S. dollar keeping the cost of foreign goods from rising. The strengthening of the U.S. dollar against the Mexican peso beginning in the fourth quarter of 2014 as well as the devaluation of the Chinese yuan against the U.S. dollar beginning in the third quarter of 2015, and continuing through the date hereof, have had a net positive effect on the Company’s operating expenses. The recent announcement of the Referendum of the United Kingdom’s Membership of the European Union (referred to as “Brexit”) has introduced additional volatility and uncertainty in global currency exchange rates. Although some industry estimates suggest that the slowdown of U.S. imports could continue over the longer term, there are many factors that could cause such levels to fluctuate in the near term. With operations in the United States, Mexico and China, the Company believes its geographic manufacturing diversity provides certain competitive benefits against changes in industry conditions.

While new programs, improved consumer confidence and certain cyclical patterns in recent periods have led to gains in certain of our businesses, competitive pressures, lower demand at the retail level affecting certain of our businesses, continued budget constraints and inventory adjustments related to certain government programs, the end or reduction of certain programs, and continued uncertainty regarding longer-term macroeconomic growth prospects and the overall economic environment continue to negatively affect certain of our businesses. Uncertainty regarding unemployment levels, further government and municipal deficit reduction measures, and the prospects for sustained economic recovery continue to impact consumer and governmental spending, which could have adverse effects in the significant markets in which we operate. The Company has taken, and expects to continue to take, steps to counter this continued economic uncertainty. These actions include, among other things, implementing cost saving initiatives and sourcing decisions, negotiating higher sales prices for certain products, negotiating new working capital and other financing arrangements, focusing on new product development, and a focus on consistent productivity improvements.

In 2015, the United States concluded free trade negotiations with a group of countries under the Trans-Pacific Partnership (TPP) agreement, which is subject to ratification and implementation by the participating countries. Also, the Transatlantic Trade and Investment Partnership (TTIP) is a proposed trade agreement still in negotiation between the European Union and the United States aimed at promoting trade and multilateral economic growth. These new regional free trade agreements, or any other new free trade agreements, may negatively affect our competitive position in the United States or in other countries where we sell products. The likelihood that any such agreements will be adopted, and the extent of the impact of any such changes on our business, cannot be determined with certainty.

The Company’s bottom-weight woven fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials, the principal raw materials used in the Company’s manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet expecting operating requirements as well as to meet the product specifications and sourcing requirements of anticipated future customer orders. While there has been some volatility in cotton pricing historically, the market has seen relative price stability over the last few years and during the first half of 2016, in part due to the Chinese release of supply resulting from an over accumulation of cotton reserves in past years. Despite general expectations for the 2016 crop year to result in greater consumption than production, significant worldwide cotton inventories are expected to continue to keep downward pressure on cotton futures prices for the remainder of 2016. The price of the primary synthetic fibers and dyes and chemicals used in the Company’s products, nylon and polyester, is heavily influenced by petroleum prices which have also fluctuated over the last several years, also resulting in fluctuations in the Company’s gross margins. In response to increases in raw material or dyes and chemical costs in the open market or under our committed purchase contracts, we generally attempt to increase sales prices in order to maintain sufficient margins. However, if we incur increased raw material or other costs that we are unable to recoup through price increases, or experience interruptions in our raw materials supply, our business, results of operations, financial condition and cash flows may be materially adversely affected.

Results of Operations

Net sales and income from continuing operations before income taxes for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense) - net. Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the three months ended June 30, 2016 and 2015 were primarily attributable to commission finishing sales of $0.1 million in each period. Intersegment net sales for the six months ended June 30, 2016 and 2015 were primarily attributable to commission finishing sales of $0.2 million and $0.1 million, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Sales:
Bottom-weight Woven Fabrics	$137,756	$146,512	$275,701	$282,705
Commission Finishing	10,542	10,640	21,659	18,424
All Other	192	201	376	380
	148,490	157,353	297,736	301,509
Less intersegment sales	(60)	(72)	(176)	(102)
	$148,430	$157,281	$297,560	$301,407

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$14,974	$13,545	$28,800	$22,988
Commission Finishing	625	649	1,247	624
Total reportable segments	15,599	14,194	30,047	23,612
Corporate expenses	(2,828)	(3,220)	(4,836)	(6,196)
Other operating income - net	2,961	3,182	2,940	3,175
Restructuring charges	(22)	–	(318)	–
Interest expense	(6,960)	(6,940)	(13,778)	(13,727)
Other income (expense) - net	993	96	923	695
	9,743	7,312	14,978	7,559
Income tax (expense) benefit	(1,377)	1,357	(2,189)	606
Equity in losses of unconsolidated affiliates	–	(45)	–	(105)
Income from continuing operations	8,366	8,624	12,789	8,060
Loss from discontinued operations, net of income taxes	(13)	(11)	(29)	(35)
Net income	$8,353	$8,613	$12,760	$8,025

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

Consolidated: Consolidated net sales in the three months ended June 30, 2016 and 2015 were $148.4 million and $157.3 million, respectively, a decrease of $8.9 million, or 5.7%. Lower sales primarily resulted from lower sales volumes primarily resulting from lower demand at the retail level for denim, competitive pressures in the denim, worsted wool, and airbag businesses, lower demand in the U.S. government wool uniform business, as well as lower selling prices and a less favorable product mix in the denim and airbag businesses due to lower cotton prices, fashion shifts, and increased competition. Such decreases were partially offset by higher sales volumes primarily related to new programs in the synthetic fabrics business, increased demand for certain technical fabrics products, as well as higher selling prices and an improved product mix primarily in the U.S. government wool uniform, worsted wool, and synthetic fabrics businesses.

Gross profit in the three months ended June 30, 2016 was $24.9 million, or 16.8% of net sales, compared to $23.3 million, or 14.8% of net sales, in the three months ended June 30, 2015. Gross profit margins increased primarily due to lower raw material and energy costs, higher selling prices and an improved product mix in the U.S. government wool uniform and synthetic fabrics businesses, higher sales volumes in the synthetic fabrics and technical fabrics businesses, and favorable impacts from changes in foreign currency exchange rates. Such improvements were partially offset by lower sales volumes primarily in the worsted wool, U.S. government wool uniform and denim businesses, higher manufacturing costs due to lower volumes in certain businesses, and lower selling prices and a less favorable product mix primarily in the technical fabrics and airbag businesses. Operating income in the three months ended June 30, 2016 was $15.7 million compared to $14.2 million in the three months ended June 30, 2015. Operating income increased in the three months ended June 30, 2016 as compared to the prior year period primarily due to the higher gross profit margins described above and lower bad debt expenses of $0.4 million, partially offset by higher selling and administrative expenses of $0.3 million described below.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment were $137.8 million in the three months ended June 30, 2016 compared to $146.5 million in the three months ended June 30, 2015. The decrease in net sales of $8.7 million was primarily due to lower sales volumes of $11.3 million primarily resulting from lower demand at the retail level for denim, competitive pressures in the denim, worsted wool and airbag businesses, and lower demand in the U.S. government wool uniform business, as well as lower selling prices and a less favorable product mix of $1.0 million in the denim and airbag businesses due to lower cotton prices, fashion shifts, and increased competition. Such decreases were partially offset by higher sales volumes of $2.4 million primarily related to new programs in the synthetic fabrics business and increased demand for certain technical fabrics products, as well as $1.4 million resulting from higher selling prices and an improved product mix primarily in the U.S. government wool uniform, worsted wool, and synthetic fabrics businesses.

Despite lower sales for the quarter, income in the bottom-weight woven fabrics segment increased to $15.0 million in the three months ended June 30, 2016 compared to $13.5 million in the three months ended June 30, 2015. The increase in income was primarily due to lower raw material and energy costs of $4.6 million, higher selling prices and an improved product mix of $2.4 million in the U.S. government wool uniform and synthetic fabrics businesses, higher sales volumes in the synthetic fabrics and technical fabrics businesses of $1.6 million, and favorable impacts from changes in foreign currency exchange rates of $2.0 million. These increases were partially offset by $3.2 million of lower sales volumes primarily in the worsted wool, U.S. government wool uniform and denim businesses, higher manufacturing costs of $4.9 million due to lower volumes in certain businesses, lower selling prices and a less favorable product mix of $0.9 million primarily in the technical fabrics and airbag businesses, and higher selling and administration costs, plant labor costs, and incentives and bonus accruals of $0.1 million.

Commission Finishing: Net sales in the commission finishing segment were $10.5 million in the three months ended June 30, 2016 compared to $10.6 million in the three months ended June 30, 2015. Higher sales volumes and an improved product mix of $0.5 million related to new programs in the segment’s governmental business were offset by $0.6 million of lower sales volumes related to the loss of customers due to consolidations in certain other commission finishing apparel markets. The slight decrease in income from operations in the commission finishing segment reported in the three months ended June 30, 2016 as compared to the same period in 2015 was due to higher sales volumes and an improved product mix in the segment’s governmental business being offset by lower sales volumes related to the above loss of customers.

All Other: Net sales in the all other segment were $0.2 million in each of the three months ended June 30, 2016 and 2015, which primarily represented sales in the Company’s transportation business.

SELLING AND ADMINISTRATIVE EXPENSES: Consolidated selling and administrative expenses (including amounts allocated to the Company’s reportable segments discussed above and bad debt expense or recoveries) were $12.2 million in the three months ended June 30, 2016 and $12.3 million in the three months ended June 30, 2015. As a percentage of net sales, this expense was 8.2% in the three months ended June 30, 2016 compared to 7.8% in the three months ended June 30, 2015. Lower costs for employee medical and prescription drug claims, lower bad debt expense, and lower disability expense were partially offset by higher professional fees and higher costs related to incentive compensation expense due to higher earnings.

OTHER OPERATING INCOME—NET: Other operating income–net includes grant income from the U.S. Department of Agriculture Wool Trust Fund of $3.1 million in the three months ended June 30, 2016 compared to $3.2 million in the three months ended June 30, 2015. Other operating income-net in the three months ended June 30, 2016 and 2015 also includes net losses related to the disposal of other miscellaneous property and equipment of $0.1 million and less than $0.1 million, respectively.

INTEREST EXPENSE: Interest expense was $7.0 million in the three months ended June 30, 2016 in comparison with $6.9 million in the three months ended June 30, 2015. Third-party interest expense was lower in the three months ended June 30, 2016 primarily due to lower outstanding balances on the Company’s U.S. revolving credit facility (due to improved liquidity from improved earnings and management of working capital) and certain other term loans due to scheduled repayments of such loans, as well as lower interest rates on short-term borrowings, offset by higher interest expense due to new term loan borrowings in Mexico for new property and equipment and higher variable interest rates on long-term debt borrowings. Non-cash related party payable in-kind interest expense was $5.7 million in the three months ended June 30, 2016 and $5.0 million in the three months ended June 30, 2015.

OTHER INCOME (EXPENSE)—NET: Other income (expense) - net included foreign currency exchange net gains of $0.9 million and less than $0.1 million in the three months ended June 30, 2016 and 2015, respectively.

INCOME TAX EXPENSE: Income tax expense was $1.4 million in the three months ended June 30, 2016 compared to an income tax benefit of $1.4 million in the three months ended June 30, 2015. Income tax expense for the three months ended June 30, 2016 is different from the amount obtained by applying statutory rates to income before income taxes primarily due to a net decrease in the valuation allowance of $1.9 million related to certain profitable operations during the period and certain other tax attributes, income tax expense of $1.2 million related to the negative impact of local foreign currency adjustments related to U.S. dollar-denominated net assets in Mexico and China, tax benefits related to other foreign tax adjustments of $1.3 million, state income tax expense and other U.S tax adjustments of $0.1 million, and certain foreign and domestic business expenses that are not tax deductible. Income tax benefit for the three months ended June 30, 2015 is different from the amount obtained by applying statutory rates to income before income taxes primarily due to a net decrease of $2.0 million in the valuation allowance related to a net decrease in certain net operating loss carryforwards and net deferred income tax assets, management’s determination to decrease the valuation allowance related to certain operations in China by $2.1 million, tax expense of $0.1 million related to foreign income tax rate differentials and adjustments, state income tax expense of $0.1 million, and certain foreign and domestic business expenses that are not tax deductible.

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

Consolidated: Consolidated net sales in the six months ended June 30, 2016 and 2015 were $297.6 million and $301.4 million, respectively, a decrease of $3.8 million, or 1.3%. Lower sales volumes primarily resulted from lower demand at the retail level for denim, competitive pressures in the denim, worsted wool, and airbag businesses, and variability in the timing of the replenishment of certain large orders affecting the technical fabrics business. Sales also decreased due to lower selling prices and a less favorable product mix in the denim and airbag businesses due to lower cotton prices, fashion shifts, and increased competition. Such decreases were partially offset by higher selling prices and an improved product mix primarily in U.S. government wool uniform, synthetic fabrics, commission finishing, and technical fabrics businesses, as well as higher sales volumes primarily related to new programs in the commission finishing and synthetic fabrics businesses, and program changes in the U.S. government wool uniform business.

Gross profit in the six months ended June 30, 2016 was $49.2 million, or 16.5% of net sales, compared to $41.4 million, or 13.7% of net sales, in the six months ended June 30, 2015. Gross profit margins increased primarily due to lower raw material and energy costs, higher selling prices and an improved product mix in the U.S. government wool uniform, synthetic fabrics, commission finishing and technical fabrics businesses, higher sales volumes in the synthetic fabrics and U.S. government wool uniform businesses, higher sales volumes and an improved product mix related to new programs in the commission finishing and synthetic fabrics businesses, and favorable impacts from changes in foreign currency exchange rates. Such improvements were partially offset by lower selling prices and a less favorable product mix primarily in the denim, worsted wool and airbag businesses, lower sales volumes primarily in the worsted wool, technical fabrics, denim and airbag businesses, higher manufacturing costs due to lower volumes in certain businesses, and higher selling and administration and labor costs in certain businesses. Operating income in the six months ended June 30, 2016 was $27.8 million compared to $20.6 million in the six months ended June 30, 2015. Operating income increased in the six months ended June 30, 2016 as compared to the prior year period primarily due to the higher gross profit margins described above and lower bad debt expenses of $0.5 million, partially offset by higher selling and administrative expenses of $0.3 million and higher restructuring charges of $0.3 million, each described below.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment were $275.7 million in the six months ended June 30, 2016 compared to $282.7 million in the six months ended June 30, 2015. The decrease in net sales of $7.0 million was primarily due to lower sales volumes of $13.6 million primarily resulting from lower demand at the retail level for denim, competitive pressures in the denim, worsted wool and airbag businesses, and variability in the timing of the replenishment of certain large orders affecting the technical fabrics business, as well as lower selling prices and a less favorable product mix of $2.0 million in the denim and airbag businesses due to lower cotton prices, fashion shifts, and increased competition. Such decreases were partially offset by $6.9 million resulting from higher selling prices and an improved product mix primarily in the technical fabrics, U.S. government wool uniform, and synthetic fabrics businesses, as well as higher sales volumes of $1.7 million primarily related to new programs in the synthetic fabrics business and program changes in the U.S. government wool uniform business.

Despite lower sales, income in the bottom-weight woven fabrics segment increased to $28.8 million in the six months ended June 30, 2016 compared to $23.0 million in the six months ended June 30, 2015. The increase in income was primarily due to lower raw material and energy costs of $10.5 million, higher selling prices and an improved product mix of $6.1 million in the U.S. government wool uniform, synthetic fabrics and technical fabrics businesses, higher sales volumes in the synthetic fabrics and U.S. government wool uniform businesses of $1.6 million, and favorable impacts from changes in foreign currency exchange rates of $4.0 million. These increases were partially offset by lower selling prices and a less favorable product mix of $5.7 million primarily in the denim, worsted wool and airbag businesses, $4.2 million of lower sales volumes primarily in the denim, worsted wool, technical fabrics and airbag businesses, higher manufacturing costs of $4.3 million due to lower volumes in certain businesses, and higher selling and administration costs, plant labor costs, and incentives and bonus accruals of $2.3 million.

Commission Finishing: Net sales in the commission finishing segment were $21.7 million in the six months ended June 30, 2016 compared to $18.4 million in the six months ended June 30, 2015. The increase was primarily due to higher sales volumes and an improved product mix of $5.9 million related to new programs in the segment’s governmental business, partially offset by $2.6 million of lower sales volumes related to the loss of customers due to consolidations in certain other commission finishing apparel markets. The commission finishing segment reported income from operations of $1.2 million in the six months ended June 30, 2016 compared to $0.6 million in the six months ended June 30, 2015, with such increase primarily due to higher sales volumes and an improved product mix of $1.1 million in the segment’s governmental business offset by lower sales volumes of $0.4 million related to the above loss of customers.

All Other: Net sales in the all other segment were $0.4 million in each of the six months ended June 30, 2016 and 2015, which primarily represented sales in the Company’s transportation business.

SELLING AND ADMINISTRATIVE EXPENSES: Consolidated selling and administrative expenses (including amounts allocated to the Company’s reportable segments discussed above and bad debt expense or recoveries) were $24.0 million in each of the six months ended June 30, 2016 and 2015. As a percentage of net sales, this expense was 8.1% in the six months ended June 30, 2016 compared to 8.0% in the six months ended June 30, 2015. The change from the six months ended June 30, 2016 as compared to the same period in 2015 was due to lower costs for employee medical and prescription drug claims, lower bad debt expense, and lower disability expense being offset by higher professional fees and higher costs related to incentive compensation expense due to higher earnings.

OTHER OPERATING INCOME—NET: Other operating income–net includes grant income from the U.S. Department of Agriculture Wool Trust Fund of $3.1 million in the six months ended June 30, 2016 compared to $3.2 million in the six months ended June 30, 2015. Other operating income-net in the six months ended June 30, 2016 and 2015 also includes net losses related to the disposal of other miscellaneous property and equipment of $0.2 million and less than $0.1 million, respectively.

RESTRUCTURING CHARGES: Restructuring charges for the six months ended June 30, 2016 included severance and other termination benefits and related costs of $0.3 million related to workforce reductions at our worsted wool fabric manufacturing facility in Mexico.

INTEREST EXPENSE: Interest expense was $13.8 million in the six months ended June 30, 2016 and $13.7 million in the six months ended June 30, 2015. Third-party interest expense was lower in the six months ended June 30, 2016 primarily due to lower outstanding balances on the Company’s U.S. revolving credit facility (due to improved liquidity from improved earnings and management of working capital) and certain other term loans due to scheduled repayments of such loans, as well as lower interest rates on short-term borrowings, offset by higher interest expense due to new term loan borrowings in Mexico for new property and equipment and higher variable interest rates on long-term debt borrowings. Non-cash related party payable in-kind interest expense was $11.2 million in the six months ended June 30, 2016 and $9.9 million in the six months ended June 30, 2015.

OTHER INCOME (EXPENSE)—NET: Other income (expense) - net included foreign currency exchange net gains of $0.8 million and $0.4 million in the six months ended June 30, 2016 and 2015, respectively, as well as unrealized net gains on certain derivative instruments of $0.2 million in the six months ended June 30, 2015.

INCOME TAX EXPENSE: Income tax expense was $2.2 million in the six months ended June 30, 2016 compared to an income tax benefit of $0.6 million in the three months ended June 30, 2015. Income tax expense for the six months ended June 30, 2016 is different from the amount obtained by applying statutory rates to income before income taxes primarily due to a net decrease in the valuation allowance of $3.0 million related to certain profitable operations during the period and certain other tax attributes, a tax benefit of $1.0 million resulting from certain newly enacted tax relief measures related to the previously disclosed 2014 tax reform legislation in Mexico, income tax expense of $1.8 million related to the negative impact of local foreign currency adjustments related to U.S. dollar-denominated net assets in Mexico and China, tax benefits related to other foreign tax adjustments of $1.2 million, state income tax expense and other U.S tax adjustments of $0.2 million, and certain foreign and domestic business expenses that are not tax deductible. Income tax benefit for the six months ended June 30, 2015 is different from the amount obtained by applying statutory rates to income before income taxes primarily due to a net decrease of $2.0 million in the valuation allowance related to a net decrease in certain net operating loss carryforwards and net deferred income tax assets, an increase of $1.7 million related to the expiration of certain net operating loss carryforwards in China, which was offset by a reduction in the valuation allowance of $1.7 million, management’s determination to decrease the valuation allowance related to certain operations in China by $2.1 million under GAAP, tax expense of $0.6 million related to foreign income tax rate differentials and adjustments, state income tax expense of $0.3 million, and certain foreign and domestic business expenses that are not tax deductible.

Liquidity and Capital Resources

The Company has a significant amount of debt outstanding and will require substantial cash flows to service this debt in future periods. A substantial portion of the Company’s debt, $76.3 million at June 30, 2016, is payable by various of the Company’s subsidiaries organized in foreign jurisdictions and is non-recourse to the ITG parent company. In addition, a substantial portion of the Company’s debt, $193.8 million at June 30, 2016, is payable to related parties, namely certain entities affiliated with WLR LLC, with a maturity date of June 30, 2019.

In late 2014 and during 2015 the Company amended or refinanced certain credit agreements to extend the maturities of certain instruments to 2019 or 2020 and to lower interest rates on outstanding debt in the U.S. and in Mexico. In 2015, Parras Cone entered into a separate six year, $7.0 million term loan agreement with proceeds to be used to build a natural gas powered cogeneration facility at its plant location in Mexico. Parras Cone could draw upon this $7.0 million commitment until July 2016. Through June 30, 2016, Parras Cone had borrowed $4.2 million against this $7.0 million commitment, and Parras Cone borrowed the remaining $2.8 million available under this facility in July 2016. In February 2016, Parras Cone entered into an additional 66 month, $2.5 million term loan agreement with proceeds to be used to purchase new machinery and equipment.

The following table presents a summary of the Company’s debt obligations payable to unrelated third parties as of June 30, 2016 (in thousands). Amounts in the column labeled “U.S.” represent debt guaranteed by, or otherwise with recourse to, the ITG parent company. Amounts in the column labeled “International” represent debt of various of the Company’s international subsidiaries, but not guaranteed by, or with recourse to, the ITG parent company.

	June 30, 2016
	U.S.	International	Total

Current portion of long-term debt	$1,378	$4,689	$6,067
Short-term borrowings	4,706	33,673	38,379
	6,084	38,362	44,446
Bank debt and other long-term obligations, net of current maturities	3,453	37,892	41,345
Total third party debt	$9,537	$76,254	$85,791

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

During the six months ended June 30, 2016, the Company’s principal sources of funds consisted of proceeds from net sales, net borrowings under short-term borrowing facilities, revolving loans, and term loans under bank financing facilities. The Company’s principal uses of cash during the six months ended June 30, 2016 were to fund working capital needs, capital expenditures, pension plan contributions, and payment of principal, interest and fees on various indebtedness, and the Company expects that its cash uses in the foreseeable future will be for similar matters. Based on current expectations, we believe that the cash on hand, cash flow expected to be generated by our operations and funds available under our credit facilities and short-term borrowings should be sufficient to service our required principal and interest payments on our outstanding debt in the near term, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in a material reduction in cash from operations, on our ability to replenish our short-term borrowings currently in place or our losing the ability to borrow under our U.S. revolving credit facility. Our success in generating future cash flows will depend, in part, on our ability to increase our sales, manage working capital efficiently, continue to reduce operating costs at our plants through continuous improvement and capital investment programs, and increase selling prices to offset any increase in raw material or other costs in all segments of our business.

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

Comparison of Cash Flows for the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

OPERATING ACTIVITIES: Net cash provided by operating activities was $10.2 million in the six months ended June 30, 2016 compared to $0.5 million used in operating activities in the six months ended June 30, 2015. Cash flows from operating activities in the six months ended June 30, 2016 were positively impacted by improved gross margins primarily as the result of lower raw material costs, the favorable impact from changes in foreign currency exchange rates and higher selling prices and an improved product mix for certain products; lower days sales outstanding in accounts receivable due to concerted efforts to collect slow paying customer balances, and lower cash interest payments. Such improvements were partially offset by lower sales volumes for certain products and higher cash tax payments resulting from improved business conditions in certain of the Company’s businesses.

INVESTING ACTIVITIES: Net cash used in investing activities was $10.8 million in the six months ended June 30, 2016 compared to $4.4 million in the six months ended June 30, 2015. Capital expenditures and deposits related to purchases of equipment were $10.9 million in the six months ended June 30, 2016 and $4.3 million in the six months ended June 30, 2015, in each case primarily related to upgrading equipment at our U.S. and Mexico facilities to support our manufacturing and cost reduction efforts in the bottom-weight woven fabrics segment. We expect to spend approximately $22.0 million to $23.0 million on capital expenditures during all of 2016, including for the above referenced natural gas powered cogeneration facility in Mexico. Investing activities also included $0.1 million of investments in the Company’s unconsolidated affiliates in the six months ended June 30, 2015.

FINANCING ACTIVITIES: Net cash used in financing activities of $1.4 million in the six months ended June 30, 2016 includes the repayment of revolving lines of credit of $7.2 million and the repayment of term loans and capital lease obligations of $3.5 million, partially offset by net proceeds from short-term borrowings of $6.7 million related mainly to the Company’s denim operations and proceeds from the issuance of term loans of $2.6 million for capital expenditures. Net cash provided by financing activities of $5.5 million in the six months ended June 30, 2015 reflects proceeds from borrowings under revolving lines of credit of $13.2 million, proceeds from the issuance of term loans of $1.0 million, repayment of term loans and capital lease obligations of $7.3 million, net repayments of short-term bank borrowings of $1.1 million related mainly to the Company’s U.S. denim operations, and the payment of financing fees of $0.2 million.

See Notes 5 and 6 of the Notes to Consolidated Financial Statements included herein for a discussion of the Company’s long-term debt, short-term borrowings and preferred stock.

Commitments

As of June 30, 2016, the Company had raw material and service contract commitments totaling $40.0 million and capital expenditure commitments of $4.6 million related to new looms and other equipment upgrades at various U.S. and foreign plant locations not reflected as liabilities on the accompanying consolidated balance sheet. In July 2015, the Company committed to build a new natural gas generation facility at the Company’s Parras Cone plant location in Mexico. Construction of the natural gas facility began in August 2015 and is expected to be operational by the end of 2016.

At December 31, 2015, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $10.5 million. The Company contributed $2.5 million to this plan during fiscal year 2015 and $0.9 million in the six months ended June 30, 2016. The Company estimates making total contributions to this plan in the range of $1.1 million to $1.5 million in 2016, with such lower estimated funding amounts in 2016 primarily due to certain actuarially determined shortfall calculations from previous years becoming fully amortized in 2015. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employment reductions, if any, which may occur during any business restructuring) and other actuarial assumptions.

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

Off-Balance Sheet Arrangements

In 2011, the Company entered into a Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of Fund IV. The obligations of the Company under the Guaranty are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the U.S. Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of December 31, 2015, Cone Denim (Jiaxing) Limited had outstanding short-term working capital loans from various Chinese financial institutions, including approximately $1.1 million guaranteed by a $1.4 million standby letter of credit with Fund IV pursuant to the Guaranty. On March 23, 2016, such standby letter of credit was terminated and an additional $1.2 million of principal amount of Tranche B Notes were issued in satisfaction of the Company’s obligations thereunder for accrued guaranty fees. At June 30, 2016, there were no letters of credit outstanding pursuant to the Guaranty, and fees under the Guaranty in the three and six months ended June 30, 2016 and 2015 were not material.

Derivative Instruments

Derivative instruments used periodically by the Company for foreign currency, cotton, wool and natural gas purchases consist primarily of forward purchase contracts. The Company does not utilize financial instruments for trading or other speculative purposes. The Company has historically qualified for the “normal purchases exception” under GAAP for derivatives related to its cotton and wool forward purchase contracts and certain of its natural gas contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company periodically uses certain derivative financial instruments to reduce exposure to the volatility of certain foreign currencies and has designated certain of such instruments as cash flow hedges under hedge accounting rules in the three and six months ended June 30, 2016 and 2015. The Company did not designate its natural gas derivative contracts or its Swiss Franc or Euro foreign currency derivative contracts as hedges for any of the periods presented herein. The fair values of net derivative liabilities recognized in the June 30, 2016 and December 31, 2015 consolidated balance sheets were $1.8 million and $2.3 million, respectively. The total amount, before income taxes, of net losses on derivative instruments recognized in the consolidated statements of operations was $1.2 million in the three months ended June 30, 2016, $0.8 million in the three months ended June 30, 2015, $2.4 million in the six months ended June 30, 2016, and $0.9 million in the six months ended June 30, 2015. The amount, before income taxes, recognized in other comprehensive income (loss) related to the effective portion of derivative instruments was a loss of $0.5 million in in the three months ended June 30, 2016, a loss of $0.2 million in the three months ended June 30, 2015, a gain of $0.5 million in in the six months ended June 30, 2016, and a loss of $0.9 million in the six months ended June 30, 2015.

Critical Accounting Policies, Assumptions and Estimates

This management’s discussion and analysis of the Company’s financial position and results of operations is based on the Company’s unaudited consolidated financial statements and related notes. A summary of significant accounting policies applicable to the Company’s operations is disclosed in Note 1 to the Consolidated Financial Statements included in the Annual Report, and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. As of June 30, 2016, there were no changes in the nature of the Company’s then-existing critical accounting policies or the application of those policies from those disclosed in the Annual Report.

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

During the quarter ended June 30, 2016, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

August 11, 2016
/s/ Gail A. Kuczkowski
Gail A. Kuczkowski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)